Form 10-Q
period 1996-06-30
BROCK INTERNATIONAL INC
filed 1996-08-14
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED  JUNE 30, 1996

                        COMMISSION FILE NUMBER   0-21202

                           BROCK INTERNATIONAL, INC.
                     (Formerly Brock Control Systems, Inc.)


      7372                          GEORGIA                  58-1588291
  (Primary Std. Ind.        (State of incorporation)         (IRS Employer
   Classification Code #)                                   Identification #)


                      2859 PACES FERRY ROAD, SUITE 1000
                           ATLANTA, GEORGIA  30339
                  (Address of principal executive offices)


                                 (770-431-1200)
                        (Telephone number of registrant)


Indicate by check mark whether the registrant (1) has filed all reports required to be fil Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  YES       X                No
      -------------             -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Outstanding as of  August 12, 1996:

        Common Stock, no par value               4,931,083 Shares

                         BROCK INTERNATIONAL, INC. *

                                  FORM 10-Q

                     For the quarter ended June 30, 1996


                             INDEX

                                                               Page No.
                                                               --------
Part  I.     Financial Information

Item 1.      Financial Statements

   Balance Sheet - December 31, 1995 and June 30, 1996            3

   Income Statement - For the Three and Six Months ended
     June 30, 1995 and June 30, 1996                              4

   Statement of Changes in Shareholders' Equity -
     For the Six  Months Ended June 30, 1996                      5

   Statement of Cash Flows - For the Six Months Ended
     June 30, 1995 and June 30, 1996                              6

   Notes to Financial Statements                                  7



Item 2.      Management's Discussion and Analysis of              8
             Financial Condition and Results of Operations


Part II.     Other Information                                   11


* Brock Control Systems, Inc. officially changed its name to Brock International, on February 7, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                          BROCK INTERNATIONAL, INC.
                                BALANCE SHEET


                                                                     DEC 31,                    JUN 30,
                                                                      1995                       1996
                                                                  -------------              -------------
                                                                                              (UNAUDITED)
                                                                         (IN THOUSANDS)
                  ASSETS

CURRENT ASSETS:
 CASH AND MARKETABLE SECURITIES                                   $       8,137              $       7,846
 ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
  DOUBTFUL ACCOUNTS OF $1,415 AND $1,333 RESPECTIVELY                     8,092                      6,743
 OTHER ASSETS                                                               822                        931
                                                                  -------------              -------------
          TOTAL CURRENT ASSETS                                           17,051                     15,520
  PROPERTY AND EQUIPMENT, NET                                             4,035                      4,119
  DEFERRED INCOME TAX BENEFIT                                               974                        911
  SOFTWARE DEVELOPMENT COSTS, NET                                         3,985                      4,313
                                                                  -------------              -------------
                                                                  $      26,045              $      24,863
                                                                  =============              =============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                                                 $         957              $         922
 DEFERRED REVENUE                                                         1,971                      1,241
 ACCRUED EMPLOYEE COMPENSATION
  AND BENEFITS                                                            1,126                        576
 BORROWINGS UNDER LINE OF CREDIT                                            985                      2,100
 CURRENT PORTION OF NOTES PAYABLE                                             0                         83
 OTHER ACCRUED LIABILITIES                                                  776                         90
                                                                  -------------              -------------
          TOTAL CURRENT LIABILITIES                                       5,815                      5,012
LONG TERM LIABILITIES:
 NOTES PAYABLE                                                                0                        167

SHAREHOLDERS' EQUITY                                                     20,230                     19,684
                                                                  -------------              -------------
                                                                  $      26,045              $      24,863
                                                                  =============              =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BROCK INTERNATIONAL, INC.
                                INCOME STATEMENT
                                  (UNAUDITED)

                                       FOR THE QUARTER ENDED             FOR THE SIX MONTHS ENDED
                                     -------------------------         ----------------------------
                                      JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                        1995            1996              1995              1996
                                     --------         --------          --------          --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET REVENUES
 SOFTWARE                            $ 2,558          $ 2,377           $ 4,589           $ 5,600
 SERVICES                              2,217            1,875             4,993             4,214
 MAINTENANCE                           1,321            1,310             2,558             2,661
 OTHER                                   319              256               808               568
                                     -------         --------          --------          --------
                                       6,415            5,818            12,948            13,043
                                     -------         --------          --------          --------
COST AND EXPENSES
 COST OF REVENUES
  SOFTWARE                               628              511             1,319             1,118
  SERVICES                             1,938            1,609             4,309             3,430
  MAINTENANCE                            523              510             1,018             1,046
  OTHER                                  318              194               786               495
 SALES AND MARKETING                   3,141            2,393             5,808             5,272
 PRODUCT DEVELOPMENT                     446              576               864             1,090
 GENERAL AND ADMINISTRATIVE            1,035            1,051             2,981             1,894
                                     -------         --------          --------          --------
                                       8,029            6,844            17,085            14,345
                                     -------         --------          --------          --------

  OPERATING (LOSS)                    (1,614)          (1,026)           (4,137)           (1,302)

INTEREST EXPENSE                          (1)             (44)               (1)              (68)
INTEREST INCOME                          128               79               251               114
                                     -------         --------          --------          --------
INCOME BEFORE INCOME TAXES            (1,487)            (991)           (3,887)           (1,256)
 INCOME TAX BENEFIT                      549              387             1,441               481
                                     -------         --------          --------          --------
NET (LOSS)                             ($938)           ($604)          ($2,446)            ($775)
                                     =======          =======           =======           =======
NET (LOSS) PER SHARE                  ($0.19)          ($0.12)           ($0.50)           ($0.16)
                                     =======          =======           =======           =======

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON SHARE EQUIVALENTS          4,900            4,950             4,900             5,000
                                     =======          =======           =======           =======






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BROCK INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                                                         UNREALIZED
                                              COMMON STOCK                  ADD'L        (LOSS)/GAIN ON
                                       -------------------------           PAID-IN       MARKETABLE        RETAINED
                                         SHARES           AMOUNT           CAPITAL       SECURITIES        EARNINGS      TOTAL
                                       ----------       ----------       -----------   --------------    ------------  ---------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1995           4,908,815               $9           $18,744            ($121)      $1,598      $20,230

UNREALIZED (LOSS)/GAIN ON
    MARKETABLE SECURITIES                                                                        107                       107

EMPLOYEE STOCK PURCHASE                    9,578                0                63                                         63

EXERCISE OF COMMON STOCK
      OPTIONS                              9,242                0                59                                         59

NET (LOSS)                                                                                                   (775)        (775)
                                       ----------       ----------       -----------   --------------    ---------     -------
BALANCE AT JUNE 30, 1996               4,927,635               $9           $18,866            ($14)          $823     $19,684
                                       ==========       ==========       ===========   ==============    =========     =======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BROCK INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                      FOR THE SIX MONTHS ENDED
                                                                ------------------------------------
                                                                 JUN 30, 1995          JUN 30, 1996
                                                                --------------        --------------
                                                                           (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
  NET (LOSS)                                                           ($2,446)                ($775)
                                                                --------------        --------------
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES
    DEPRECIATION AND AMORTIZATION                                        1,447                 1,659
    PROVISION FOR BAD DEBT                                                 480                   131
    DEFERRED INCOME TAX                                                    (60)                   63
    CHANGES IN ASSETS AND LIABILITIES
      (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                         2,316                 1,218
      (INCREASE) DECREASE IN OTHER ASSETS                                  372                  (109)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE                             (486)                  (35)
      INCREASE (DECREASE) IN DEFERRED REVENUE                             (404)                 (730)
      INCREASE (DECREASE) IN ACCRUED EMPLOYEE
        COMPENSATION AND BENEFITS                                          (14)                 (550)
      INCREASE (DECREASE) IN OTHER ACCRUED LIABILITIES                  (1,375)                 (686)
                                                                --------------        --------------
    TOTAL ADJUSTMENTS                                                    2,276                   961
                                                                --------------        --------------
       NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                (170)                  186
                                                                --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  SOFTWARE DEVELOPMENT COSTS                                            (1,286)               (1,332)
  PURCHASES OF PROPERTY AND EQUIPMENT                                     (998)                 (739)
                                                                --------------        --------------
       NET CASH USED IN INVESTING ACTIVITIES                            (2,284)               (2,071)
                                                                --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  BORROWINGS UNDER LINE OF CREDIT                                          200                 1,515
  REPAYMENTS OF BORROWINGS UNDER LINE OF CREDIT                              0                  (400)
  BORROWINGS UNDER NOTES PAYABLE                                             0                   250
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                                31                    63
  EXERCISE OF COMMON STOCK OPTIONS                                           6                    59
                                                                --------------        --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                           237                 1,487
                                                                --------------        --------------
UNREALIZED GAIN ON CASH EQUIVALENTS                                         60                   107
                                                                --------------        --------------
INCREASE (DECREASE) IN CASH                                             (2,157)                 (291)
CASH AND MARKETABLE SECURITIES, BEGINNING OF PERIOD                     11,705                 8,137
                                                                --------------        --------------
CASH AND MARKETABLE SECURITIES, END OF PERIOD                           $9,548                $7,846
                                                                ==============        ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                --------------        --------------
  CASH PAID DURING THE PERIOD FOR INTEREST                                  $0                   $69
                                                                ==============        ==============

                           BROCK INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments (consisting only of normal occurring accruals) considered necessary for a fair presentation have been included.

B.   ACCOUNTING POLICIES

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method.

                           BROCK INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THE QUARTER ENDED JUNE 30, 1996 COMPARED TO THE
   QUARTER ENDED JUNE 30, 1995, AND THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.


Total revenues decreased 9.3% from $6,415,000 in the second quarter of 1995 to $5,818,000 in the second quarter of 1996 as a result of decreased software, services, maintenance, and other revenues. For the first six months of 1996, total revenues increased 0.7% to $13,043,000 from $12,948,000 in 1995.
Software revenues for the quarter decreased 7.1% from $2,558,000 in 1995 to $2,377,000 in 1996 as a result of fewer licenses sold to new and existing customers as well as decreases in third party software licenses sold. For the first six months of 1996 software revenues have increased 22.0% to $5,600,000 from $4,589,000 in 1995, primarily as a result of increased licenses sold to international customers.


Software revenues from international licenses for the quarter increased 18.0% to $806,000 in 1996 from $683,000 in 1995. For the first six months of 1996 compared to the first six months of 1995, international license revenues increased 95.0% to $2,804,000 from $1,438,000, and increased as a percentage of total revenues to 21.5% in 1996 from 11.1% in 1995. The increases resulted from additional penetration of international markets.

Services revenues decreased 15.4% from $2,217,000 in the second quarter of 1995 to $1,875,000 in the second quarter of 1996 primarily due to prior decreases in software licenses and the Company's commitment to enhance customer satisfaction, which in certain instances, resulted in providing services free of charge or at reduced rates. Year to date, services revenues decreased 15.6% from $4,993,000 in 1995 to $4,214,000 in 1996. Maintenance revenues decreased 0.8% to $1,310,000 in the second quarter of 1996 from $1,321,000 during the same period of 1995. For the first six months of 1996, maintenance revenues increased 4.0% to $2,661,000 from $2,558,000 for the first six months of 1995, primarily as a result of increases in international installations. Other revenues decreased 19.7% from $319,000 in the second quarter of 1995 to $256,000 in the second quarter of 1996. Year to date, other revenues decreased 29.7% to $568,000 in 1996 from $808,000 in 1995, primarily due to decreases in certain reimbursable travel charges.

Cost of software revenues decreased 18.6% from $628,000 in the second quarter of 1995 to $511,000 in the second quarter of 1996 primarily as a result of decreased third party software revenues. Year to date, software revenue costs decreased 15.2% from $1,319,000 in 1995 to $1,118,000 in 1996 as a result of decreased third party software costs offset by a slight increase in amortization of capitalized software costs. Costs of software revenues include costs of third party software, amortization of capitalized software costs, and costs of packaging and documentation materials and related media costs.

Cost of revenues for services decreased 17.0% from $1,938,000 in the second quarter of 1995 to $1,609,000 in the second quarter of 1996 due to decreases in the number of service personnel, and personnel related costs. For the six months ended June 30, 1996, costs of revenues for services decreased 20.4% to $3,430,000 from $4,309,000 during the same period of 1995. Cost of revenues for maintenance decreased 2.5% from $523,000 in the second quarter of 1995 to $510,000 in 1996. Year to date, costs of revenues for maintenance increased 2.8% from $1,018,000 in 1995 to $1,046,000 in 1996 due to increases in international maintenance costs which are directly related to increases in international maintenance revenue.

Cost of other revenues decreased 39.0% from $318,000 in the second quarter of of 1995 to $194,000 in the second quarter of 1996; and, year to date, decreased 37.0% from $786,000 in 1995 to $495,000 in 1996 due to decreases in certain reimbursable travel charges.

Sales and marketing expenses decreased 23.8% from $3,141,000 in the second quarter of 1995 to $2,393,000 in the second quarter of 1996. For the six months of 1996, sales and marketing expense decreased 9.2% to $5,272,000 from $5,808,000 in 1995. The decreases were due to decreases in personnel and personnel associated costs, and decreased advertising campaigns, offset by increases in international distributor commissions which are directly related to increases in international software revenue.

The Company's product innovation and development expenditures increased
15.2% from $1,112,000 in the second quarter of 1995 to $1,281,000 in the second quarter of 1996. The capitalized portions of these amounts were $666,000 and $705,000 respectively. Product development expense increased 29.1% from $446,000 in the second quarter of 1995 to $576,000 in the second quarter of 1996 due to increased product development activities for new and existing products. For the six months ended June 30, 1996, product development expense increased 26.2% to $1,090,000 from $864,000 during the same period of 1995.

General and administrative expenses increased 1.5% from $1,035,000 in the second quarter of 1995 to $1,051,000 in the second quarter of 1996 primarily due to increases in provision for doubtful receivables and professional fees, offset by decreases in personnel related costs of insurance. Year to date, general and administrative expenses decreased 36.5% from $2,981,000 in 1995 to $1,894,000 in 1996. The decrease resulted from the fact that the provision for doubtful receivables was less during the first quarter of fiscal 1996 than for the first quarter of the prior year.

The above factors combined to result in a decrease of 35.6% in net loss for the second quarter of 1996, from a net loss of $938,000 in the second quarter of 1995 to a net loss of $604,000 in the second quarter of 1996. Net loss per share for the period decreased 36.8% from a loss of $.19 per share for the second quarter of 1995 to a loss of $.12 per share for the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and marketable securities of $7,846,000, and believes that its present liquidity position is sufficient to finance the Company's operations during 1996.


      PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings

               Not applicable

      Item 2.  Changes in Securities

               Not applicable

      Item 3.  Defaults Upon Senior Securities

               Not applicable

      Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable

      Item 5.  Other Information

               July 12, 1996 - Brock International announced the promotion of
               Michael Kohlsdorf to President and Chief Operating Officer.
               Mr. Kohlsdorf joined Brock in March 1993 as Chief Financial
               Officer.

      Item 6.  Exhibits and Reports on Form 8-K

               Exhibit 27 - Financial Data Schedule (for SEC use only)

               No reports on Form 8-K were filed during the period.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BROCK INTERNATIONAL, INC.





DATE:  August 12, 1996       /s/ Judith A. Vitale
     -----------------       ----------------------------------
                             Judith A. Vitale
                             Director Finance and Adminstration