Form 10-Q
period 1996-09-30
BROCK INTERNATIONAL INC
filed 1996-11-14
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED  SEPTEMBER 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES     X                       NO
   ----------                      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding as of  November 11, 1996:
-------------------------------------


Common Stock, no par value                        4,936,555 Shares

                          BROCK INTERNATIONAL, INC. *

                                   FORM 10-Q

                    For the quarter ended September 30, 1996


                                     Index


                                                               Page No.
                                                               --------
Part  I.     Financial Information

Item 1.    Financial Statements

    Balance Sheet - December 31, 1995 and September 30, 1996       3

    Income Statement - For the Three and Nine Months ended
        September 30, 1995 and September 30, 1996                  4

    Statement of Changes in Shareholders' Equity -
        For the Nine Months Ended September 30, 1996               5

    Statement of Cash Flows - For the Nine Months Ended
       September 30, 1995 and September 30, 1996                   6

    Notes to Financial Statements                                  7



Item 2.    Management's Discussion and Analysis of                 8
                Financial Condition and Results of Operations


Part II.    Other Information                                     11


* Brock Control Systems, Inc. officially changed its name to Brock International, Inc. on February 7, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements



                           BROCK INTERNATIONAL, INC.
                                 Balance Sheet


                                                                         DEC 31,                 SEPT 30,
                                                                          1995                     1996
                                                                      ------------              -----------
                                                                                                (unaudited)
                                                                                 (in thousands)
                  ASSETS

Current assets:
  Cash and marketable securities                                         $ 8,137                  $ 6,663
  Accounts receivable, less allowance for
    doubtful accounts of $1,415 and $1,512 respectively                    8,092                    5,766
  Other assets                                                               822                    1,029
                                                                         -------                  -------
         Total current assets                                             17,051                   13,458
  Property and equipment, net                                              4,035                    3,862
  Deferred income tax benefit                                                974                      810
  Software development costs, net                                          3,985                    4,578
                                                                         -------                  -------
                                                                         $26,045                  $22,708
                                                                         =======                  =======
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $   957                  $   756
  Deferred revenue                                                         1,971                    1,063
  Accrued employee compensation
    and benefits                                                           1,126                      569
  Borrowings under line of credit                                            985                    1,975
  Current portion of notes payable                                             0                       83
 Income Tax Payable                                                            0                   (1,178)
  Other accrued liabilities                                                  776                      573
                                                                         -------                  -------
         Total current liabilities                                         5,815                    3,841
Long term liabilities:
 Notes payable                                                                 0                      146

Shareholders' equity                                                      20,230                   18,721
                                                                         -------                  -------
                                                                         $26,045                  $22,708
                                                                         =======                  =======


The accompanying notes are an integral part of these financial statements.

                          BROCK INTERNATIONAL, INC.
                               Income Statement
                                 (unaudited)

                                            For the Quarter Ended                 For the Nine Months Ended
                                         -----------------------------        ---------------------------------
                                          Sept 30,            Sept 30,            Sept 30,            Sept 30,
                                            1995               1996                1995                1996
                                         ----------         ----------        -------------        ------------
                                                         (In thousands, except per share amounts)
Net Revenues
  Software                                 $2,542             $2,532             $ 7,131             $ 8,132
  Services                                  2,154              1,495               7,147               5,709
  Maintenance                               1,311              1,245               3,869               3,906
  Other                                       317                202               1,125                 770
                                           ------             ------             -------             -------
                                            6,324              5,474              19,272              18,517
                                           ------             ------             -------             -------
Cost and Expenses
  Cost of revenues
    Software                                  555                541               1,874               1,659
    Services                                1,834              1,305               6,143               4,735
    Maintenance                               526                477               1,544               1,523
    Other                                     310                196               1,096                 691
  Sales and marketing                       2,689              2,779               8,497               8,051
  Product development                         480                436               1,344               1,526
  General and administrative                1,268              1,316               4,249               3,210
                                           ------             ------             -------             -------
                                            7,662              7,050              24,747              21,395
                                           ------             ------             -------             -------

    Operating (Loss)                       (1,338)            (1,576)             (5,475)             (2,878)

Interest expense                              (28)               (40)                (29)               (108)
Interest income                               119                 59                 370                 173
                                           ------             ------             -------             -------
(Loss) before income taxes                 (1,247)            (1,557)             (5,134)             (2,813)
 Income tax benefit                           457                574               1,898               1,055
                                           ------             ------             -------             -------
Net (loss)                                  ($790)             ($983)            ($3,236)            ($1,758)
                                           ======             ======             =======             =======
Net (loss) per share                       ($0.16)            ($0.20)             ($0.66)             ($0.35)
                                           ======             ======             =======             =======
Weighted average number of common
  and common share equivalents              4,935              5,000               4,915               5,000
                                           ======             ======             =======             =======





The accompanying notes are an integral part of these financial statements.

                           BROCK INTERNATIONAL, INC.
                  Statement of Changes in Shareholders' Equity
                                  (unaudited)

                  For the nine months ended September 30, 1996


                                               Common Stock                         Unrealized
                                         --------------------------        Add'l    (Loss)/Gain on
                                                                          Paid-in   Marketable         Retained
                                             Shares        Amount         Capital   Securities         Earnings    Total
                                         -------------    --------        -------   --------------     --------   -------
                                                              (In thousands, except share data)
Balance at December 31, 1995              4,908,815          $9           $18,744      ($121)          $1,598      $20,230

Unrealized (Loss)/Gain on
    Marketable Securities                                                                106                           106

Employee Stock Purchase                      13,026           0                84                                       84

Exercise of Common Stock
      Options                                 9,242           0                59                                       59

Net (loss)                                                                                             (1,758)      (1,758)
                                          ---------      ------           -------     ------          -------      -------
Balance at September 30, 1996             4,931,083          $9           $18,887       ($15)           ($160)     $18,721
                                          =========      ======           =======     ======          =======      =======



The accompanying notes are an integral part of these financial statements.

                           BROCK INTERNATIONAL, INC.
                            Statement of Cash Flows
                                  (unaudited)



                                                                                For the Nine Months Ended
                                                                           -----------------------------------
                                                                           Sept 30, 1995         Sept 30, 1996
                                                                           -------------         -------------
                                                                                      (In thousands)
Cash flows from operating activities
  Net (loss)                                                                 ($3,236)            ($1,758)
                                                                             -------             -------
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation and amortization                                              2,226               2,550
    Provision for bad debt                                                       594                 575
    Deferred income tax                                                           (9)                164
    Changes in assets and liabilities
      (Increase) decrease in accounts receivable                               1,356               1,751
      (Increase) decrease in other assets                                        470                (207)
      Increase (decrease) in accounts payable                                   (581)               (201)
      Increase (decrease) in deferred revenue                                   (325)               (908)
      Increase (decrease) in accrued employee
        compensation and benefits                                                 47                (557)
      Increase (decrease) in other accrued liabilities                        (1,925)             (1,381)
                                                                             -------             -------
    Total adjustments                                                          1,853               1,786
                                                                             -------             -------
       Net cash (used in)/provided by operating activities                    (1,383)                 28
                                                                             -------             -------
Cash flows from investing activities
  Software development costs                                                  (2,006)             (2,135)
  Purchases of property and equipment                                         (1,135)               (835)
                                                                             -------             -------
       Net cash used in investing activities                                  (3,141)             (2,970)
                                                                             -------             -------
Cash flows from financing activities
  Borrowings under line of credit                                              2,303               2,990
  Repayments of borrowings under line of credit                                    0              (2,000)
  Borrowings under notes payable                                                   0                 250
  Repayments of borrowings under notes payable                                     0                 (21)
  Proceeds from employee stock purchase plan                                      68                  84
  Exercise of common stock options                                                26                  59
                                                                             -------             -------
       Net cash provided by financing activities                               2,397               1,362
                                                                             -------             -------
Unrealized gain on cash equivalents                                              212                 106
                                                                             -------             -------
Increase (decrease) in cash                                                   (1,915)             (1,474)
Cash and marketable securities, beginning of period                           11,705               8,137
                                                                             -------             -------
Cash and marketable securities, end of period                                $ 9,790             $ 6,663
                                                                             =======             =======
Supplemental disclosure of cash flow information
                                                                             -------             -------
  Cash paid during the period for interest                                   $    29             $    96
                                                                             =======             =======




The accompanying notes are an integral part of these financial statements.

                           BROCK INTERNATIONAL, INC.
                         Notes to Financial Statements
                               September 30, 1996

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

                           BROCK INTERNATIONAL, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations - The quarter ended September 30, 1996 compared to the quarter ended September 30, 1995, and the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.


Total revenues decreased 13.4% from $6,324,000 in the third quarter of 1995 to $5,474,000 in the third quarter of 1996 as a result of decreased software, services, maintenance, and other revenues. For the first nine months of 1996, total revenues decreased 3.9% to $18,517,000 from $19,272,000 in 1995.
Software revenues for the quarter remained fairly consistent at $2,532,000 in 1996 compared to $2,542,000 for the same period in 1995. For the first nine months of 1996 software revenues have increased 14.0% to $8,132,000 from $7,131,000 in 1995, primarily as a result of increased licenses sold to international customers.


Software revenues from international licenses for the quarter increased 360.5% to $1,819,000 in 1996 from $395,000 in 1995. For the first nine months of 1996 compared to the first nine months of 1995, international license revenues increased 152.2% to $4,623,000 from $1,833,000, and increased as a percentage of total revenues to 25.0% in 1996 from 9.5% in 1995. The increases resulted from additional penetration of international markets including a third quarter sale of $1,500,000 in licenses concurrent with a new distribution agreement with Policy Management Systems Corporation, which will be distributing Brock products in Asia Pacific and the United Kingdom.


Software revenues from domestic licenses for the quarter decreased 64.9% to $686,000 in 1996 compared to $1,952,000 in 1995. This decrease in domestic license fees may be partially attributed to market and prospective customer damage caused by the timing of the announcement on September 9, 1996 of the resignation of Brock's President and COO, Michael E. Kohlsdorf.


Services revenues decreased 30.6% from $2,154,000 in the third quarter of 1995 to $1,495,000 in the third quarter of 1996 primarily due to prior decreases in software licenses. Year to date, services revenue decreased 20.1% from $7,147,000 in 1995 to $5,709,000 in 1996 due to prior decreases in software license sales and the Company's commitment to enhance customer satisfaction, which, in certain instances, resulted in providing services free of charge or at reduced rates. The company believes these investments in customer satisfaction have resulted in a referenceable client base which should contribute to the Company's ability to increase revenue by system expansions, recurring maintenance revenue, and additional services revenue.

Maintenance revenues decreased 5.0% to $1,245,000 in the third quarter of 1996 from $1,311,000 during the same period of 1995. For the first nine months of 1996, maintenance revenues increased 1.0% to $3,906,000 compared to $3,869,000 for the first nine months of 1995, primarily as a result of increases in international installations. Other revenues decreased 36.3% from $317,000 in the third quarter of 1995 to $202,000 in the third quarter of 1996. Year to date, other revenues decreased 31.6% to $770,000 in 1996 from $1,125,000 in 1995, primarily due to decreases in certain reimbursable travel charges.


Cost of software revenues decreased 2.5% from $555,000 in the third quarter of 1995 to $541,000 in the third quarter of 1996 primarily as a result of decreased third party software revenues. Year to date, software revenue costs decreased 11.5% from $1,874,000 in 1995 to $1,659,000 in 1996 as a result of decreased third party software costs offset by an increase in amortization of capitalized software costs. Costs of software revenues include costs of third party software, amortization of capitalized software costs, and costs of packaging and documentation materials and related media costs.


Cost of revenues for services decreased 28.8% from $1,834,000 in the third quarter of 1995 to $1,305,000 in the third quarter of 1996 due to decreases in the number of service personnel, and personnel related costs. For the nine months ended September 30, 1996, costs of revenues for services decreased 22.9% to $4,735,000 from $6,143,000 during the same period of 1995. Cost of revenues for maintenance decreased 9.3% from $526,000 in the third quarter of 1995 to $477,000 in the third quarter of 1996 due to decreases in domestic maintenance related personnel costs, offset by increases in international maintenance costs which are directly related to increases in international maintenance revenue. Year to date, costs of revenues for maintenance decreased 1.4% from $1,544,000 in 1995 to $1,523,000 in 1996. Cost of other revenues decreased 36.8% from $310,000 in the third quarter of 1995 to $196,000 in the third quarter of 1996; and year to date decreased 37.0% from $1,096,000 in 1995 to $691,000 in 1996 due to decreases in certain reimbursable travel charges.


Sales and marketing expenses increased 3.3% from $2,689,000 in the third quarter of 1995 to $2,779,000 in the third quarter of 1996 primarily due to an increase in commission expense. The increase in commission expense results from the increase in international distributor commissions due to the increase in international license revenue. For the nine months of 1996, sales and marketing expense decreased 5.2% to $8,051,000 from $8,497,000 in 1995. The decreases were due to decreases in personnel and personnel associated costs, and decreased advertising campaigns, offset by increases in international distributor commissions.

The Company's product innovation and development expenditures increased 3.1% from $1,201,000 in the third quarter of 1995 to $1,238,000 in the third quarter of 1996. The capitalized portions of these amounts were $721,000 and $802,000 respectively. Product development expense decreased 9.2% from $480,000 in the third quarter of 1995 to $436,000 in the third quarter of 1996 primarily due to an increase in activities qualifying for capitalization under FAS 86. For the nine months ended September 30, 1996 product development expenses increased 13.5% to $1,526,000 from $1,344,000 during the same period of 1995 due to increased product development activities for new and existing products.


General and administrative expenses increased 3.8% from $1,268,000 in the third quarter of 1995 to $1,316,000 in the third quarter of 1996 primarily due to increases in the provision for doubtful receivables for the quarter, offset by decreases in personnel and personnel related costs of insurance, recruiting, and relocation. Year to date, general and administrative expenses decreased 24.5% from $4,249,000 in 1995 to $3,210,000 in 1996. This was primarily due to decreases in professional services, personnel and personnel related costs, and the year to date decrease in expense for provision for doubtful receivables.


The above factors combined to result in an increase of 24.4% in net loss for the third quarter of 1996, from a net loss of $790,000 in the third quarter of 1995 to a net loss of $983,000 in the third quarter of 1996. Net loss per share for the period increased 25.0% from a loss of $0.16 per share for the third quarter of 1995 to a loss of $0.20 per share for the third quarter of 1996. Year to date, net loss decreased 45.7% from a net loss of $3,236,000 in 1995 to a net loss of $1,758,000 in 1996. Year to date, net loss per share decreased 46.9% from a net loss of $0.66 per share in 1995 to a net loss of $0.35 per share in 1996.



Liquidity and Capital Resources

At September 30, 1996, the Company had cash and marketable securities of $6,663,000, and believes that its present liquidity position is sufficient to finance the Company's operations.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         On September 9, 1996, the Company announced the resignation of Michael E. Kohlsdorf, President and Chief Operating Officer. Richard T. Brock has assumed these responsibilities.

         As an employee incentive, the Board of Directors of the Company approved an opportunity for non-officer employees to reprice stock options held. This resulted in the repricing of 253,042 options from their original grant prices to a new option price of $4.75, which represented market price at the effective date of July 12, 1996. Additionally, on September 26, 1996, the Company granted a total of 189,550 options to non-officer employees at an option price of $4.75 which represented market price on that date.


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


                                  BROCK INTERNATIONAL, INC.





DATE:  November 11, 1996          /s/ Judith A. Vitale
                                  ----------------------------------
                                  Judith A. Vitale
                                  Director Finance and Adminstration