Form 10-K405
period 1996-12-31
BROCK INTERNATIONAL INC
filed 1997-03-31
CIK 897078

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1996.

                                                            OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from
                                                            to
                                       --------------------    -------------------

                        Commission File Number:  0-21202
                                                 -------

                           BROCK INTERNATIONAL, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                                                      58-1588291
------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                             (IRS Employer Identification No.)
 incorporation or organization)

2859 PACES FERRY ROAD, SUITE 1000, ATLANTA GEORGIA                                       30339
-------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                (Zip Code)

       Registrant's telephone number, including area code: (770) 431-1200
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1997: approximately $10,998,988.

          Number of shares of Common Stock outstanding as of March 24, 1997:
4,950,792.

                      DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 1997 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the 1996 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1997 are not deemed to be filed as part of this Report.


                                     PART I


ITEM 1.  BUSINESS.


         This section and other parts of this Form 10-K contain forward-looking statements that involve uncertainties and risk. Brock International's results may differ from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below and the details in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


GENERAL

          Brock International, Inc. designs, develops, markets and supports TakeControl(TM) 97 and the Brock Activity Manager(TM) (BAM) product lines. TakeControl '97 is a windows based integrated client/server sales and marketing solution that supports sales and marketing automation needs in multiple industries. The BAM product line is a traditional UNIX character base sales, marketing and customer service solution. Both product lines assist companies to optimize their revenues, relationships and results. From the Company's inception, the Brock system was designed to take advantage of the open systems concept to run on multiple hardware platforms and operating systems. The Company has further developed its systems to support various relational database management systems, networks, communication devices and architectures -- including client/server, shared multi-user and standalone.
The Company refers to this open systems strategy and the inherent technical flexibility of the Company's system as "environmental independence." The system's ToolShop(TM) is licensed with the software applications and facilitates rapid customization and installation. Brock's software products operate on a wide range of hardware platforms, including Hewlett-Packard Corporation, IBM, Sun Microsystems, Data General and others, and personal computers operating on LANs.

         Brock International, Inc. was launched in October 1984 as Brock Control Systems. Founded by Richard T. Brock, the Company was a pioneer in the sales automation market and an early developer of enterprise customer management systems. The Company went public at the end of March 1993. In February 1996 the Company changed its name to Brock International Inc., to reflect its growing worldwide market reach. Since its inception, the Company has licensed thousands of users in hundreds of enterprises throughout the Americas, Europe and the Pacific Rim.

Restructuring

         Under the direction of new president and chief executive officer R. Douglas MacIntyre(1), the Company implemented a restructuring plan in December 1996 and completed the restructuring of operations in January 1997. Designed to restore financial health and lay the foundation for future growth, the plan called for a reduced cost structure that included the termination of 41 employees and realignments throughout the Company.





__________________________________

(1) R. Douglas MacIntyre assumed the role of President & Chief Executive Officer on December 5, 1996

COMPANY STRATEGY

         The Company believes that the sales automation industry faces significant challenges as it matures from an industry fueled by the acceptance of technology-inspired early adopters and moves into a more widely accepted mainstream market. Based on this assumption and the Company's own awareness of the marketplace for sales automation solutions, management believes that there is a significant need for focused customer care. In response to this development, the Company has created an implementation strategy that reengineers the steps and processes for successful implementation of sales automation projects. With the Brock implementation approach, the Company's Professional Services Organization performs a business analysis prior to implementation to assess the customer's desired results, confirms expectations and refines an overall analysis of the customer's needs. In addition, the company has developed a complementary service offering called "Rapid Implementation Options" (RIO(R)), that emphasizes "time to benefit." The purpose of RIO is to provide a fixed-fee, fixed delivery solution that will allow a company to quickly recognize the benefit and value of the newly licensed software solution.

         While no industry standard exists for such implementation approaches, several companies are focused specifically on providing such implementations and are attempting to establish their implementation methodology as accepted industry standards. Examples of such companies include Cambridge Technology Partners and Andersen Consulting, each of whom have created specific operating units focused on the delivery of sales automation solutions. Neither organization is viewed by the company as a competitor. In the event that a sales automation implementation strategy other than the Company's implementation approach becomes the clearly established and widely accepted industry standard, the Company may need to change or abandon its implementation strategy in favor of the newly established strategy, or may be forced to align itself with such companies, or be faced with the obstacle of selling against other vendors whom rely on third party implementation services.

         The Company's objective is to build its reputation as a leading provider of multi-user, enterprise-wide sales and marketing solutions. Brock's growth strategy emphasizes the following components: (i) Providing value-added enhancements and services to existing customers (ii) Shifting focus to mid-size implementations (iii) Providing fixed-fee Rapid Implementations
(iv) Expanding the product line (v) Leveraging Strategic Alliances and (vi) Expanding International Operations

Providing value-added services and enhancements to existing customers.

         Brock focuses on providing value to its existing customers by offering an array of post-sale consulting, training and support services and software enhancements. Because the Company's customers use the Brock system to support strategic and mission-critical aspects of their businesses, a high level of customer service is critical to customer satisfaction in the Company's market. Management believes that the Company's commitment to service and support has been and will continue to be a significant element of its business strategy. Brock's Professional Services Organization provides consulting and technical assistance to the Company's customers through fee-based consulting, system installation and customization, training and system support services. The Company seeks to differentiate itself from its competitors by offering superior customer service.

Shifting focus to mid-size implementations

                 The Company has positioned itself to focus on providing sales automation solutions to mid-size implementations. Brock has reduced its cost structure and changed its sales and marketing approach to target organizations that are typically greater than $25 million in revenue. According to a recent IDC study the mid-market is forecasted to exceed a 30% growth rate.


Expanding Product Line

                 The Company seeks to augment its TakeControl and BAM product lines through either internal development or acquisition.

Leverage Strategic Alliances.

         The sales performance solutions the Company delivers to customers are a combination of Brock's and various strategic alliance partners. The Company seeks to select strategic partners who are best in-class providers of hardware, software, telephony and consulting. Alliance partners provide value-added offerings to supplement functionality or joint marketing and lead generation opportunities or system integration expertise. The Company has also developed interfaces with many complementary software offerings like Microsoft Schedule+, Microsoft Word, Microsoft Access and Borland's ReportSmith. The Company expects to continue to seek out and interface with other complementary offerings. For example, Brock is a Microsoft Solutions Provider and part of the Oracle Cooperative Application Initiative.

Expanding International Operations

         In 1996, the Company derived approximately 33% of its total revenues from the international segment of its business. This compares with approximately 21% and 22% of its revenues in 1995 and 1994, respectively. Management believes that Brock is positioned to take advantage of the international market opportunity over the next several years. The ToolShop facilitates easy translation of the system's applications, menus, screens and reports into many foreign languages without the need for source code alterations. The Company's strategy for expanding its international operations involves maintaining a core group of trained affiliates, primarily with non-exclusive territorial rights, whose commitment to customer service and support Brock carefully evaluates and monitors. The Company has established a network of sixteen international affiliates located in Australia, Belgium, Brazil, Canada, France, Germany, Israel, Italy, Mexico, New Zealand, Spain, South Africa, Sweden and The United Kingdom, and it continues to seek qualified international affiliates. While the Company's experience with its international affiliates has been good, a reduction in sales by any one of the affiliates or a termination of its relationship with the Company could have an adverse effect on the Company's international operations. Prior to being authorized to market Brock products, potential international affiliates are required to participate in Company-sponsored certification sessions.


SOFTWARE PRODUCTS

         Brock's system consists of two families of software applications, the TakeControl '97 series and the Brock Activity Manager series. Both series feature integrated modules that address the complete sales cycle: lead generation, lead qualification, account management (both in-house sales and field sales), order processing and post-sale customer support. The TakeControl product is an integrated client/server sales, marketing and customer service solution. The system's open architecture, modular design and use of relational databases offer customers an integrated approach to enterprise-wide information management, yet allow customers to automate a single departmental function first and then expand incrementally to company-wide applications by adding modules and users.

TakeControl Software Architecture

         The TakeControl product series was developed specifically for the client/server model of computing in a nomadic user environment, and takes advantage of several technologies including the Company's application development environment, ToolShop, Microsoft Windows GUI, and a variety of relational databases, including Microsoft SQL Server and Access, Oracle and Informix.

         An important feature of the TakeControl series and the Brock Activity Manager series is that customers' system administrators can readily change applications, menus, screens and database access methods, design reports and create new user interfaces. ToolShop is provided with each license and includes a number of tools for changing functional elements of the system. This tool can be used to create specific applications and scripts for telemarketing and customer service, as well as to build unique customizations or add-on enhancements.

         The modules of the TakeControl series and Brock Activity Manager series are described below. The Company typically markets integrated sales and marketing solutions tailored to a customer's unique business requirements. Customer Service requirements are fulfilled via TakeControl service and support templates.

         Marketing/Call Center. This tailored solution allows users to generate, track, manage and report on leads as they develop through each stage of the sales cycle by using sophisticated database marketing tools provided as part of the module. In-house sales, telesales and field sales professionals can use the Marketing module to maintain account information and comprehensive account histories. This module can also minimize compatibility problems between prospect lists (which may arrive in a wide variety of formats) and the customer's shared database by: (i) eliminating duplicates, (ii) converting data in text fields of a prospect list to correspond with the format of the database in which the data will reside, (iii) coding each new record to specify its source, and (iv) tagging records that are missing key information (such as the company name, telephone number, sales representative's name or prospect identification number) so that the missing information can be entered manually. The Marketing module enables users to create targeted direct mailing lists and telemarketing call queues. The module contains extensive reporting features to allow managers to effectively monitor the sales and marketing process. This module also allows companies to capture, qualify and respond quickly and appropriately to incoming calls received in response to marketing programs, to make outbound calls using a customized campaign script and to manage their own telemarketing calling process by prioritizing the leads to be called in an order specified by chosen criteria. The module contains "call guides" that allow tele-marketers to gather data from and provide information to prospects while creating a lead "history" for later analysis. The call guides are not rigid scripts with fixed sequences of questions, but instead provide a way to exchange specific information with a prospect while following the natural flow of conversation. The call guides track the information that is necessary to complete a prospect's qualification and flag missing information so that tele-marketers can quickly and easily pinpoint the information that is still needed. Once the information about a lead has been entered, the software applies criteria pre-defined by the customer to automatically determine whether a lead is qualified for additional marketing or sales efforts.

         This message is reinforced by automatic generation of follow-up letters. The customer can use the module to develop a selection of ready-to-send "smart" form letters that can be personalized by adding specific references to the conversation at strategic points in the letter. The module thereby encourages the generation of timely, well-crafted and personalized follow-up letters. Additionally, customers can interface with a variety of telephony systems for automated call handling.

         Sales. This solution provides the mobile or inside sales professional with the functionality of a sophisticated sales and marketing system on a laptop or stationary computer. It gives the remote sales professional a complete set of sales performance tools for opportunity management, account management and sales planning and forecasting. The module features a centralized relational database with integral functions to manage lead qualification, opportunity management, strategic selling, activity scheduling, reporting, forecasting and sales analysis and integrates with corporate information systems facilitating the flow of information across the sales, marketing and customer service departments. Sales reps have access to a sales reference library and can access information on objection handling, pricing, competitors and prospect histories. The module provides a sophisticated data synchronization facility that permits the sales professional to easily make updates to the corporate database and his or her local database to ensure data integrity and consistency. Information from the master database located at corporate headquarters can also be selectively downloaded to the remote sales professional's portable computer. This information can be individualized by region, area, territory or prospect. This data synchronization facility functions as an automatic backup of information for all field sales operations, and allows the sales process to proceed with minimum disruption and without the loss of continuity if a sales professional leaves or if data on the remote computer is lost.

         Customer Service. These templates enable companies to focus on and improve customer satisfaction by reliably capturing and tracking incoming customer calls, prioritizing customers' problems and assigning problems to the correct customer service representative for an appropriate and timely response. It is designed for use both by customer support departments servicing external customers and for internal help desks providing internal technical support. When a customer identification number is entered into the system, the module automatically generates an electronic call slip that contains the company's name, telephone number, the contact's name and the date and time of the call. The call slip can be automatically routed to a customer service representative either on a first-come/first-serve basis or to a specific customer service representative based on the nature of the problem involved. The module's problem-tracking database, an on-line information file containing all known support problems with their proven solutions, provides information to customer service representatives for solving technical, training and documentation-related problems. The module closes the problem-solving loop by generating a detailed verification letter at the end of each call concerning the resolution of each problem, which provides the customer with a record of the resolution for future reference. The Customer Support/Help Desk module also includes extensive reporting capabilities so managers can monitor the volume of call activity, response time and individual customer service representative productivity.


SERVICES

         Management believes that the need for expertise in installing, customizing and using sales, marketing and customer service systems will grow as the sophistication of software solutions increases due to product evolution and as software is increasingly employed as a strategic sales tool. The Company seeks to differentiate itself from other providers of sales, marketing and customer service software by offering an array of specialized professional services on a fee basis. Brock's services consist of (i) education and training services, (ii) customization (iii) customer support services.

Education and Training.

         Brock's comprehensive customer training program is designed to accommodate the diverse needs of its customers and includes a series of five-day "core" classes, as well as one-, two- and three-day "elective" courses targeted at specific needs identified by the Company's customer base. Courses are held on a regularly scheduled basis at the Company's Atlanta headquarters and at customer sites upon request. Brock charges its customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, the Company charges a per-day rate for a set number of attendees.

         The Company's core curriculum consists of: TakeControl Application classes for each module, ToolShop Design Environment I & II, Brock Systems Management for Client/Server, Data Synchronization Configuration and Brock Activity Manager Essentials. The core courses provide information on system and database administration and the use of Brock application and development tools, including the ToolShop, to tailor the standard modules. Shorter elective classes include such topics as Capabilities Overview for Managers and End-User Training.

Professional Services Organization.

         The Professional Services Organization's purpose is to facilitate the customer's successful implementation and full utilization of the Brock system and to accelerate the customization process. The organization also provides value to its customers by assisting them in the transition to open systems and client/server architectures. Brock uses its Professional Services Organization as a logical extension of its sales force and believes that having an established Professional Services Organization differentiates the Company from most of its competitors. Typical services provided include systems analysis, specification development, installation planning and coordination, installation, database configuration, screen and report customization, application development, data conversion, systems interconnectivity, project management and other special processing requirements related to the implementation of the TakeControl series and the Brock Activity Manager series. The Professional Services Organization provides on-site planning, coordination and installation assistance to each customer in conjunction with the initial software license agreement for a Brock system. Professional services are thereafter charged on a time and expenses basis.

Customer Support

         Brock's Customer Support Group uses the Customer Support module to provide individualized customer support. The use of the Customer Support/Help Desk module provides customer support representatives with access to a problem-tracking database that includes an on-line problem-solving library for quick resolution of inquiries and technical problems and maintains a library of product enhancement requests from customers and Brock employees. Each customer support representative has immediate access to the customer's account history while engaged in resolving the customer's problem. Management believes that the Company gains valuable insight into its customers' needs and the overall utility of its product by being a user of that product and by tracking customer needs and problems with the Customer Support/Help Desk module. In addition to hotline telephone services, customer support also includes the provision of updates and enhancements of Brock products and related documentation.

         The Company routinely monitors the effectiveness of its Customer Support Group. Brock has implemented a system in which the customer assigns a priority to each call placed to the support team. The Customer Support Group strives to respond to 95% of their calls within one hour. The Company also provides "How Are We Doing?" surveys each week to randomly-selected customers to evaluate the quality and effectiveness of its Technical Support Group, as well as its timeliness. Management believes that the emphasis the Company places on the customer support function further differentiates it from most other sales and marketing software providers.

         After a 90-day period of free maintenance and support included with the initial license, customer support is offered as part of an annual maintenance fee and therefore generally is not charged separately on an hourly or other basis.

SOURCES OF REVENUE, PRICING AND MATERIAL TERMS OF LICENSING AGREEMENTS

         The Company generates revenues from four different sources. Software revenues, consist of license fees for the TakeControl series and the Brock Activity Manager series and revenues from third-party software consisting primarily of relational databases sold as an integral part of the Brock system. Customers pay a license fee for the software based upon the number of licensed users. Brock's pricing is structured so that the licensing of greater numbers of users within a customer's organization results in a decreasing per-user cost to that customer.

         The Company grants non-exclusive, non-transferable, perpetual licenses that are site- and computer-specific. The license agreement specifies that the Company will provide its software in object code format and that the Company will retain the source code.

         The second component of the Company's revenues is services, consisting of professional consulting and training services. Consulting services are charged on an hourly basis and billed weekly pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. For on-site training a flat fee is charged for the class itself. In addition to these service agreements the Company also offers fixed-fee, fixed delivery Rapid Implementation Options.

         The Company's maintenance revenues are derived from the provision of:
(i) customer support in the form of "hotline" telephone services and (ii) updates and enhancements of products and related documentation. After a 90-day period of free maintenance included with the initial license, customers are provided maintenance and support services for an annual fee. This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days' notice to the customer.

         The "other" category of revenues consists of miscellaneous other revenues, including certain reimbursable travel charges.

CUSTOMERS

         The Company markets its product as a cross-industry solution for sales and marketing information management. The wide range of companies that use one or more modules demonstrates the broad applicability of the Company's product lines. The Company currently has systems installed in many industries, including manufacturing, financial services, communications, computers and software, travel and hospitality and retail. While the Company's customer base includes many Fortune 1000 companies, the Company's per-user-pricing strategy makes its products economical for smaller companies as well. Brock's domestic target market consists of mid-sized business organizations with annual revenues exceeding $25 million, which represent a target market of approximately 80,000 businesses in the United States. The Company has licensed its products to thousands of customers in hundreds of enterprises since its inception. None of Brock's customers generated more than 10% of its revenues in any of the Company's last three fiscal years.

SALES AND MARKETING

         The Company markets and sells its products and services to the U.S. and Canadian marketplace through direct and indirect channels. The U.S. direct channel is supported by 29 sales and marketing professionals as of December 31, 1996. The sales cycle for new customers averages six months after lead generation and typically includes a session defining the prospect's requirements, which is sometimes followed by sessions demonstrating a customized version of the system tailored to the prospect's needs. Sales representatives are assisted by a team of applications consultants to provide assistance for customized presentations.

         The Company's marketing department is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also an user of the Company's products for database marketing, telemarketing and lead tracking and analysis. The telemarketing organization assists the account executives with lead qualification and territory management. The Company's system automatically assigns merit points for lead qualification and only when the lead is qualified is it turned over to the Company's sales department for immediate follow-up. Leads that are not sufficiently qualified for sales follow-up are kept in the database and regularly contacted by the market development organization.

         The marketing department is also responsible for market positioning and strategy, product management, market research and competitive analysis and provides competitive, customer and prospect input into the Company's product development efforts. The Company's 1997 annual customer conference will be held for three days in September and is an opportunity for customers to attend training sessions, workshops and presentations, and to interact with other users and Company employees. European and Australian Customer Conferences are held in alternating cities internationally in October.

STRATEGIC ALLIANCES

         The Company believes that additional sales can be gained from maintaining strategic alliances, primarily in the form of lead referral and co-marketing arrangements, with various vendors of hardware, relational databases and other software. Brock presently maintains such relationships with Microsoft, IBM, Oracle and others. The Company also serves as a value-added reseller of Informix, Oracle and Sybase databases. While management believes that the Company's current relationships with these vendors are strong, there can be no assurance that one or more of these companies will not begin to market sales and marketing software products in competition with the Company or otherwise discontinue their relationships with or support of the Company.

PRODUCT INNOVATION AND DEVELOPMENT

         In its product innovation and development activities, the Company seeks to respond to developing trends already identified and embraced by the marketplace, as opposed to expending development efforts on unproven or unaccepted technologies. For example, the Company's products are designed to exploit proven advanced technologies such as client/server architectures, relational database management systems, graphical user interfaces and application development tools. The system's environmental independence gives the Company the flexibility to evaluate a wide range of new opportunities to expand the current scope of its products. New opportunities, whether technology-driven or application-oriented, are evaluated for technical feasibility and market acceptance prior to development. Although the Company devotes substantial resources to product innovation and development, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological advances by others or that its new products will adequately and competitively address the needs of the marketplace.

         To facilitate the evaluation and development of new products, the Company uses a product management methodology that combines the expertise of Product Management, Product Development and Professional Services departments. These departments work cooperatively to assess market demand, prioritize development plans and evaluate technology alternatives. The collective input and expertise of each department provides management with a more accurate understanding of all issues that influence the Company's product development and marketing strategies. This approach enables the Company to optimize its product management efforts and respond quickly to changes in the marketplace. Brock also receives direct customer input into the product development process.

         The Company's current product development efforts are focused on enhancing the competitiveness of its product line, including development of the next release of the TakeControl software, continued development of the TakeControl application templates and research into expanding the Company's product lines. Set forth below is a summary of recent development activity.

Ongoing System Enhancements.

         In 1996, the Company released version 9.05 of ToolShop and version
3.04 of the TakeControl series, including TakeControl Sales, Marketing/Call Center, Field Sales, Customer Support/Help Desk and Consumer Relations. This release was the first release of a two-stage plan that provided enhanced support for international character sets. The Company typically releases a new version of its system approximately every 12 months, and seeks, in developing new releases, to enhance the ease with which the system can be installed, implemented and updated.

TakeControl '97

         Previously named ToolShop 9.1 and TakeControl 3.1, a single name TakeControl '97 was chosen to reflect both the design environment and the multi-tiered client server software application. The primary focus for the TakeControl '97 release was practicality and control. The release scheduled for first quarter 1997, included, but was not limited to, the following key enhancements: (i) International Support enabling multiple languages and business vernaculars to be viewed from a single version of source code. (ii) Team Selling enhancements that provide conflict resolution for shared data, facilitate data distribution and territory re-alignments in team selling environments. (iii) Enhanced OpenSync(TM), data-synchronization, including an improved graphical data distribution builder and "What's New" OpenSync form
that identifies changes that occurred during data synchronization.   (iv)
WebOpenSync(TM) a web-based data synchronization technology that enables data synchronization via Internet web pages. In addition to these enhancements significant focus was placed in improving performance of the application and ease of use in the development environment. (v) User Interface improvements.

COMPETITION

         The current market for sales, marketing and customer service automation software is extremely competitive. The Company faces competition from a variety of software vendors including sales automation and customer support software vendors and software tools vendors. Although Brock International believes its past success has been to due in part to its early entry in the sales automation market with an open client/server solution, virtually all of Brock's competitor's now offer software products based on a client/server architecture. As a result, competitive differentiators now include subtler product features/enhancements, multi-national support, product extendibility, support and price.

         In the sales automation software market, Brock International faces significant competition from Siebel, Aurum, Onyx and Pivotal Software and to a lesser degree other companies such as Vantive, Scopus and Saratoga. In this market, primary competitive factors include breadth and completeness of the customer interaction solution offered by each vendor, the technological architecture--including the underlying development environment used to construct the software application and the flexibility to customize to specific business needs and the ability to implement the solution and support the customer.

         In the integrated, multi-national client/server segment of the market in which the Company competes, there are an increasing number of vendors vying for market share. In addition, the sophistication of such solutions can require a professional services staff for the product to be effectively implemented, customized and supported if the customer does not have such qualified staff in-house or available for the project.

         The Company's products compete on the basis of product flexibility, customization capability, application features, platform configurations, value, name recognition and technical support service. Management believes the Company's products compete favorably with respect to these factors. Some of the Company's existing competitors, as well as a number of potential market entrants, have larger technical staffs, larger marketing and sales organizations and greater financial resources than the Company. Certain of the Company's competitors also provide cross-industry solutions, while others focus on specific markets such as the pharmaceutical industry. There can be no assurance that the Company will be able to achieve the innovative product development necessary to maintain competitive advantage.

PROPRIETARY RIGHTS AND LICENSES

         Brock employs an on-line code management system, which requires successful accessing of a series of permission levels prior to modifying the source code, to protect the proprietary nature of its intellectual property. The Company also depends upon a combination of trade secret, copyright and trademark laws, license agreements, non-disclosure and other contractual provisions with customers and employees to protect its proprietary rights in its products. The Company also maintains confidentiality agreements with its employees. Because the Company's product allows customers to customize their applications without altering the source code, the source code for the Company's products is neither licensed nor provided to customers, although the Company has contractually agreed in certain instances to have its source code held in escrow by a third party. Notwithstanding these precautions, it may be possible for unauthorized persons to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

EMPLOYEES

         As of December 31, 1996, the Company employed 144 persons, including 29 sales and marketing professionals, 57 service and support representatives, 21 administrative personnel and 37 persons involved in product innovation and development(2). Management believes that the Company's future growth and success will depend on its ability to retain and to continue to attract highly skilled and motivated personnel in all areas of its operations.


Item 2.  Properties.

         As of December 31, 1996 the Company's headquarters and principal operations are located in approximately 50,000 square feet of leased office space located in metropolitan Atlanta, Georgia.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.





__________________________________

(2) These employee numbers do not reflect the restructuring plan initiated in December of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the NASDAQ Stock Market, Inc..

         The following table shows the price range of the Company's Common Stock (high and low bid information) for the indicated fiscal quarters. The prices represent quotations between dates and do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

1996             FIRST       SECOND         THIRD          FOURTH
------------------------------------------------------------------
High           $ 11.25       $ 8.75         $ 7.50         $ 4.875
Low            $  6.25       $ 6.50         $ 4.25         $ 2.875
------------------------------------------------------------------

1995            FIRST        SECOND         THIRD          FOURTH
-------------------------------------------------------------------
High           $  7.50       $ 8.75         $ 9.25         $ 11.00
Low            $  5.75       $ 6.50         $ 7.50         $  6.75
-------------------------------------------------------------------


         As of December 31, 1996 there were approximately 77 shareholders of record and approximately 1600 persons or entities who hold common stock in nominee name. There were no dividends declared during 1995 or 1996.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data about the Company for each of the last five fiscal years. The information presented below has been derived from the Company's audited Financial Statements.

                                                                 For the Year Ended December 31,
                                                         ---------------------------------------------
                                                             (In thousands, except per share amounts)

                                                         1996           1995        1994           1993          1992
                                                         ----           ----        ----           ----          ----
         Net Revenues . . . . . . . . . . . . . .      $ 23,222       $28,001      $30,697       $25,465        $17,030
         Income (Loss) Before Income Taxes  . . .       (10,115)       (4,928)         737         4,407          2,662
         Income Tax (Provision) Benefit(1)  . . .         1,055         1,837        ( 192)       (1,549)            --
         Net Income (Loss)  . . . . . . . . . . .        (9,060)       (3,091)         545         2,858          2,662
         Net Income (Loss) Per Common Share . . .         (1.81)         (.63)         .11           .66             --
         Total Assets(2)  . . . . . . . . . . . .        18,367        26,045       29,127        27,591          9,027

         Total Non-Current Liabilities(2) . . . .         $ 125            --        $ 960         $ 906        $ 2,122

         Weighted Average Common and
            Common Share Equivalents  . . . . . .         5,000         4,932        4,960         4,339             --

Unaudited Pro Forma Data(1):
         Income Before Income Taxes . . . . . . .                                                                 $2662
         Provision for Income Taxes . . . . . . .                                                                (1,023)
         Net Income . . . . . . . . . . . . . . .                                                                 1,639
         Net Income Per Common Share(3) . . . . .                                                                 $ .51
         Weighted Average Common and
            Common Share Equivalents(3) . . . . .                                                                 3,211

________________

(1) The Company was treated as an S Corporation for income tax purposes from its inception through December 31, 1992. The pro forma information set forth above has been computed as if the Company were subject to federal and state income taxes for all periods presented, based on the tax laws in effect during the respective periods.

(2) The Company's Total Assets increased and its Total Non-Current Liabilities decreased substantially in 1993 due to the consummation of the Company's initial public offering ("IPO") of 2,472,500 shares of its Common

Stock (including the underwriters' over-allotment option of 322,500 shares) at a price of $11.00 per share. A portion of the proceeds of the offering were used to make a distribution of earnings previously taxed to the Company's pre-IPO shareholders and to repay indebtedness to a bank and the Company's principal shareholder.

(3) Pro forma Net Income Per Common Share is based on the weighted average number of shares of Common Stock and common stock equivalents used in the calculation of Net Income Per Common Share plus the 302,364 shares that the Company would have had to issue at the IPO price (i) to pay the distribution of earnings to the Company's pre-IPO shareholders and (ii) to repay all of the Company's indebtedness to a bank and the Company's principal shareholder.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 1995 to 1996. Certain percentage columns do not add to 100% due to rounding.

                                       Year Ended December 31,
                                  ----------------------------
                                                                                                         Percentage Change
   (in thousands)                        1996                                        1995                   1995 to 1996
--------------------------------------------------------------------------------------------------------------------------
Revenues
  Software                     $   9,834            42.3%                  $11,720                  41.9%          -16.1%
  Services                         7,267            31.3                     9,717                  34.7           -25.2%
  Maintenance                      5,143            22.1                     5,104                  18.2             0.8%
  Other                              978             4.2                     1,460                   5.2           -33.0%
                               ---------          ------                   -------                ------           -----
Net revenues                      23,222           100.0                    28,001                 100.0           -17.1%
Costs and expenses
  Cost of revenues
    Software                       4,883            21.0                     2,477                   8.8            97.1%
    Services                       5,908            25.4                     7,968                  28.5           -25.9%
    Maintenance                    2,002             8.6                     2,014                   7.2             -.6%
    Other                            895             3.9                     1,419                   5.1           -36.9%
  Sales and marketing             10,083            43.4                    12,045                  43.0           -16.3%
  Product development              2,010             8.7                     1,794                   6.4            12.0%
  General and
    Administrative                 6,027            26.0                     5,625                  20.1             7.1%
  Restructuring                    1,598             6.9                         0                   0.0             N/A
                               ---------          ------                   -------                ------           -----
Operating Income (Loss)          (10,184)          -43.8                    (5,341)                -19.1%           90.7%
Interest income-net                   69              .3                       413                   1.5
                               ---------          ------                   -------                ------
Income (Loss) before income
    taxes                      $ (10,115)          -43.6%                  $(4,928)                -17.6%          105.3%
                               ==========         ======                    =======                ======          =====


         In general, competition in the software industry has increasingly been characterized by shortening product cycles. No assurance can be given that the Company will be immune to this trend. If the product cycle for the Company's systems proves to be shorter than management anticipates, the Company's pricing structure and revenues could be impaired. In addition, in order to remain competitive, the Company may be required to expend a greater percentage of its revenues on product innovation and development than has historically been the case. In either case, the Company's gross profit margins and results of operations could be materially adversely affected.

1996 COMPARED TO 1995

         Total revenues decreased 17.1% from $28,001,000 in 1995 to $23,222,000 in 1996 as a result of decreased software, services and other revenues. Software revenues decreased 16.1% from $11,720,000 in 1995 to $9,834,000 in 1996 primarily as a result of fewer licenses sold to new customers. Revenues from international software licenses increased 51.0% to $5,471,000 in 1996 from $3,624,000 in 1995, and increased as a percentage of total revenues to 23.6% in 1996 from 12.9% in 1995. The increases were primarily attributable to additional penetration of international markets. The total revenues from international sources, which includes maintenance, software license fees and customizations, also increased to 33.3% of total revenues in 1996 from 20.5% in 1995.

         Services revenues decreased 25.2% from $9,717,000 in 1995 to $7,267,000 in 1996 primarily due to the decrease in software license revenues and the Company's commitment to enhance customer satisfaction, which, in certain instances resulted in providing services free of charge or at reduced rates. Maintenance revenues remained fairly constant in 1996 at $5,143,000 compared to $5,104,000 in 1995. Other revenues decreased 33.0% to $978,000 in 1996 from $1,460,000 in 1995 primarily due to decreases in certain reimbursable travel charges.

         Costs of software revenues increased 97.1% from $2,477,000 in 1995 to $4,883,000 in 1996 and, as a percentage of software revenues, increased from 21.1% in 1995 to 49.7% in 1996. The increases were primarily a result of an adjustment of approximately $2,583,000 to write down remaining capitalized software to net realizable value, as well as, an increase in the amount of amortization of capitalized software costs from $1,798,000 in 1995 to $2,080,000 in 1996, offset by a decrease in third party software costs from $546,000 in 1995 to $126,000 in 1996. Costs of software revenues include costs of third-party software, amortization of capitalized software costs, and costs of packaging and documentation materials and related media costs.

         Costs of revenues for services decreased 25.9% from $7,968,000 in 1995 to $5,908,000 in 1996 due to decreases in service personnel, and personnel related costs. Costs of revenues for services as a percentage of services revenues remained consistent at 81.3% in 1996 compared to 82.0% in 1995. Costs of revenues for maintenance remained consistent at $2,002,000 in 1996 compared to $2,014,000 in 1995. Costs of revenues for maintenance as a percentage of maintenance revenues also remained fairly consistent at 38.9% in 1996 compared to 39.5% in 1995. Costs of other revenues decreased 36.9% from $1,419,000 in 1995 to $895,000 in 1996 due to a decrease in certain reimbursable travel charges.

         Sales and marketing expenses decreased 16.3% to $10,083,000 in 1996 from $12,045,000 in 1995, but remained fairly consistent as a percentage of total revenues at 43.4% for 1996 compared to 43.0% for 1995. The decrease is primarily due to decreases in travel expenses, personnel and personnel related costs, and decreased advertising campaigns.

         The Company's product innovation and development expenditures increased 7.1% from $4,356,000 in 1995 to $4,667,000 in 1996, and increased as a percentage of total revenues from 15.6% in 1995 to 20.1% in 1996. The capitalized portions of these amounts were $2,562,000 and $2,657,000 in 1995 and 1996, respectively. Product development expense increased 12.0% from $1,794,000 in 1995 to $2,010,000 in 1996. The increase is primarily due to an increase in contract services related to new product development. The capitalized portion of the total product development expenditures decreased slightly from 58.8% in 1995 to 56.9% in 1996.

         General and administrative expenses increased 7.1% to $6,027,000 in 1996 from $5,625,000 in 1995. As a percentage of total revenues, general and administrative expenses increased to 26.0% in 1996 from 20.1% in 1995. These increases resulted primarily from a one time charge of $646,000 to loss on assets resulting from write off of obsolete or unused assets, offset by a decrease in personnel and personnel related costs.

         During the fourth quarter of 1996, The Company implemented a restructuring plan designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. As a result, the Company incurred $1,598,000 in restructuring costs in 1996. The costs consist of severance and other costs of $492,000 associated with 41 employees company wide affected by the reduction of the workforce, $635,000 of costs associated with non-cancelable office space leases, and $471,000 relating to abandonment of a software product prior to release. See Note 12 of Notes to Financial Statements.

         Interest income decreased 53.8% to $225,000 in 1996 from $487,000 in 1995, due to decreased interest on the net proceeds remaining from the Company's initial public offering on March 31, 1993. Interest expense increased 110.8% in 1996 to $156,000 from $74,000 in 1995, due to the borrowings against the Company's line of credit and equipment note payable. The line of credit has a limit of $2,500,000 and had balances of $1,975,000 and $985,000 at December 31, 1996 and 1995 respectively. See Note 4 of Notes to Financial Statements.

1995 COMPARED TO 1994

         Total revenues decreased 8.8% from $30,697,000 in 1994 to $28,001,000 in 1995 as a result of decreased software sales, services and other revenues offset by an increase in maintenance revenues. Software revenues decreased 19.6% from $14,571,000 in 1994 to $11,720,000 in 1995, primarily as a result of fewer licenses sold to new and existing customers. Revenues from international software licenses decreased 29.8% from $5,166,000 in 1994 to $3,624,000 in 1995, and decreased as a percentage of total revenues from 16.8% in 1994 to 12.9% in 1995. The decreases were primarily attributable to fewer licenses sold to international markets. The total revenues from international sources, which include maintenance, software license fees and customizations, also decreased from 22.0% of total revenues in 1994 to 20.5% in 1995.

         Services revenues decreased 3.1% from $10,025,000 in 1994 to $9,717,000 in 1995 primarily due to the decrease in software license revenues and the Company's commitment to enhance customer satisfaction, which led to the provision of services at reduced charges, or, in some cases at no charge. Maintenance revenues increased 12.8% from $4,526,000 in 1994 to $5,104,000 in 1995 as a result of the increase in the Company's installed base of systems. Other revenues decreased 7.3% from $1,575,000 in 1994 to $1,460,000 in 1995 primarily due to decreases in certain reimbursable travel charges.

         Costs of software revenues increased 12.0% from $2,212,000 in 1994 to $2,477,000 in 1995 and, as a percentage of software revenues, increased from 15.2% in 1994 to 21.1% in 1995. These increases were a result of an increase in the amount of amortization of capitalized software costs from $744,000 in 1994 to $1,798,000 in 1995 offset by a decrease in third party software costs from $1,286,000 in 1994 to $546,000 in 1995. The increase in amortization is due to a revision in the estimate of the useful life as disclosed in Note 3 of Notes to Financial Statements. Costs of software revenues include costs of third-party software, amortization of capitalized software costs, and costs of packaging and documentation materials and related media costs.

         Costs of revenues for services increased 23.3% from $6,460,000 in 1994 to $7,968,000 in 1995 due to the Company's commitment to enhance customer satisfaction. Costs of revenues for services as a percentage of services revenues increased from 64.4% in 1994 to 82.0% in 1995. Costs of revenues for maintenance decreased 11.4% from $2,274,000 in 1994 to $2,014,000 in 1995 primarily due to a restructuring of personnel in the product development departments. Costs of revenues for maintenance as a percentage of maintenance revenues decreased from 50.2% in 1994 to 39.5% in 1995. Costs of other revenues decreased 3.5% from $1,471,000 in 1994 to $1,419,000 in 1995 due to a decrease in certain reimbursable travel charges.

         Sales and marketing expense increased 11.2% from $10,835,000 in 1994 to $12,045,000 in 1995, and increased as a percentage of total revenues from 35.3% in 1994 to 43.0% in 1995. The increase is primarily due to increased travel expenses and personnel costs offset by a decrease in commissions expense resulting from decreased software license revenues.

         The Company's product innovation and development expenditures increased 82.5% from $2,387,000 in 1994 to $4,356,000 in 1995, and increased as a percentage of total revenues from 7.8% in 1994 to 15.6% in 1995. The capitalized portions of these amounts were $1,679,000 and $2,562,000 in 1994 and 1995, respectively. Product development expense increased 153.4% from $708,000 in 1994 to $1,794,000 in 1995. The increase is primarily due to an increase in personnel and a decrease in the capitalized portion of the total product development expenditures from 70.3% in 1994 to 58.8% in 1995. Commencing January 1, 1995, capitalized software costs have generally been amortized over the lesser of the anticipated software revenue period or three years.

         General and administrative expenses decreased 11.4% from $6,346,000 in 1994 to $5,625,000 in 1995. As a percentage of total revenues, general and administrative expenses decreased from 20.7% in 1994 to 20.1% in 1995. These decreases resulted from a decrease in the additions to the Allowance for Doubtful Accounts from $2,152,000 in

1994 to $1,753,000 in 1995, offset by an increase in write-offs that were taken in 1995 of $1,692,000 from $1,082,000 in 1994.

         Interest income increased 40.8% from $346,000 in 1994 to $487,000 in 1995, due to interest on the net proceeds remaining from the Company's initial public offering on March 31, 1993. The Company incurred interest expense of $74,000 in 1995 due to the borrowings against the Company's line of credit. This line of credit has a limit of $2,500,000 and borrowings outstanding were $985,000 as of December 31, 1995. No interest expense was incurred in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had cash of $1,104,000 and marketable securities of $5,843,000. Cash provided by (used in) operating activities was $172,000 and ($1,340,000) for 1996 and 1995, respectively. Cash used in investing activities was $714,000 and $297,000 for 1996 and 1995, respectively. Cash used to purchase property and equipment was $869,000 and $1,335,000, respectively, for 1996 and 1995. Cash provided by financing activities was $1,363,000 and $1,222,000 for 1996 and 1995, respectively. The Company's line of credit of $2,500,000 had borrowings of $1,975,000 and $985,000 at December 31, 1996 and 1995, respectively. The Company also had borrowings outstanding on a note payable of $208,000.

         The Company paid down its line of credit in March of 1997, and is contemplating other financial arrangements, but no agreements are currently in process. The Company believes that funds generated from operations, cash on hand and with the restructuring plan implemented in the Fourth Quarter of 1996, operations for 1997 can be sufficiently funded. The Company has no material commitments for capital expenditures. Management does not believe that inflation has historically had a material effect on the Company's results of operations.

QUARTERLY RESULTS

         The tables below set forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 1996. This information has been prepared by the Company on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Company's Financial Statements and Notes thereto. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.


                                                           1996 QUARTER ENDED
                                                           ------------------

                              March 31,             June 30,                Sept 30,             Dec 31,
                              ---------             --------                --------             -------
                                             (in thousands, except per share amounts)
Revenues
 Software                        $3,223               $2,377                  $2,532              $1,702
 Services                         2,339                1,875                   1,495               1,558
 Maintenance                      1,351                1,310                   1,245               1,237
 Other                              312                  256                     202                 208
                                   ----                 ----                    ----                ----
Net revenues                      7,225                5,818                   5,474               4,705
Costs and expenses
 Cost of revenues
   Software                         607                  511                     541               3,224
   Services                       1,821                1,609                   1,305               1,173
   Maintenance                      536                  510                     477                 479
   Other                            301                  194                     196                 205
 Sales and marketing              2,879                2,393                   2,779               2,032
 Product development                514                  576                     436                 484
 General and
   Administrative                   843                1,051                   1,316               2,817
 Restructuring                        0                    0                       0               1,598
                                    ---                -----                   -----               -----
Operating income (loss)            (276)              (1,026)                 (1,576)             (7,307)
Interest (expense) income            11                   35                      19                   4
                                    ---                  ---                     ---                 ---
Net income (loss) before taxes     (265)                (991)                 (1,557)             (7,303)
Tax benefit                          94                  387                     574                   0
                                    ---                  ---                     ---               -----
Net (loss)                       $ (171)              $ (604)                 $ (983)             (7,303)
                                 ======               ======                  ======              =======

Net (loss) per share             $(0.03)              $(0.12)                 $ (.20)             $(1.46)
                                 =======              =======                 =======             =======
Weighted average shares           5,000                4,950                   5,000               5,000
                                 ======                =====                   =====              ======

                                                            1995 QUARTER ENDED
                                                           -------------------
                                 March 31,           June 30,                Sept 30,             Dec 31,
                                 --------            --------                --------             ------
                                             (in thousands, except per share amounts)
Revenues
 Software                       $ 2,031               $2,558                  $2,542              $4,589
 Services                         2,776                2,217                   2,154               2,570
Maintenance                       1,237                1,321                   1,311               1,235
Other                               489                  319                     317                 335
                                -------               ------                  ------              ------
Net revenues                      6,533                6,415                   6,324               8,729
Costs and expenses
 Cost of revenues
 Software                           691                  628                     555                 603
 Services                         2,371                1,938                   1,834               1,825
 Maintenance                        495                  523                     526                 470
 Other                              468                  318                     310                 323
 Sales and marketing              2,667                3,141                   2,689               3,548
 Product development                418                  446                     480                 450
 General and
 Administrative                   1,946                1,035                   1,268               1,376
                                -------               ------                  ------              ------
Operating income (loss)          (2,523)              (1,614)                 (1,338)                134
Interest(expense)income             123                  127                      91                  72
                                -------               ------                      --              ------
Net income before taxes          (2,400)              (1,487)                 (1,247)                206
Benefit (Provision) for taxes       892                  549                     457                 (61)
                                -------               ------                  ------              ------
Net income (loss)               $(1,508)              $ (938)                 $ (790)              $ 145
                                ========              =======                 ======              ======

Net income (loss) per share     $ (0.31)              $(0.19)                 $(0.16)             $ 0.03
                                =======               ======                  ======              ======

Weighted average shares           4,900                4,900                   4,935               4,968
                                =======               ======                  ======              ======


         The Company operates with a minimal backlog, and quarterly revenues and operating results therefore depend on the volume and timing of the signing of license agreements and product deliveries during the quarter, which are difficult to forecast. If revenues do not meet the Company's expectations in a quarter, the negative impact on net income may be magnified by its inability to adjust spending quickly enough to compensate for the revenue shortfall.
Brock's future operating results may fluctuate as a result of these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, sales and bonus plans, and new product development.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Information included under Item 14 (a) (1) and (2)



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Brock International, Inc.


In our opinion, the financial statements listed in the index appearing under item 14 (a) (1) and (2) on page 37 present fairly, in all material respects, the financial position of Brock International, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Atlanta, Georgia
February 3, 1997, except as to Note 13, which is as of March 21, 1997

BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            DECEMBER 31,
                                                                                          1996        1995
                                                          ASSETS
Current assets
  Cash and cash equivalents                                                           $   1,104    $     283
  Marketable securities                                                                   5,843        7,854
  Accounts receivable, less allowance for doubtful
   accounts of $1,971 and $1,415                                                          4,120        8,092
  Deferred tax asset                                                                        834          652
  Prepaid expenses and other                                                                130          170
                                                                                      ---------    ---------
     Total current assets                                                                12,031       17,051

Property and equipment, net                                                               2,906        4,035
Software development costs, net                                                           1,508        3,985
Deferred tax asset                                                                        1,922          974
                                                                                      ---------    ---------
                                                                                      $  18,367    $  26,045
                                                                                      =========    =========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Line of credit                                                                       $  1,975    $     985
  Current portion of note payable                                                            83            -
  Accounts payable                                                                        1,012          957
  Accrued restructuring costs                                                             1,111            -
  Sales tax payable                                                                         378          633
  Deferred revenue                                                                        1,464        1,971
  Accrued employee compensation and benefits                                                680        1,126
  Other accrued liabilities                                                                  97          143
                                                                                      ---------    ---------
      Total current liabilities                                                           6,800        5,815
Note payable                                                                                125            -
                                                                                      ---------    ---------
                                                                                          6,925        5,815
                                                                                      ---------    ---------
Shareholders' equity
  Preferred stock, no par; 1,000,000 shares
   authorized; and no shares issued or outstanding
  Common stock, stated value .0019 per share; 10,000,000
   shares authorized; 4,936,555  and 4,908,815 shares issued
   and outstanding                                                                            9            9

  Additional paid-in capital                                                             18,909       18,744
  Unrealized loss on marketable securities                                                  (14)        (121)

  Retained (deficit) earnings                                                            (7,462)       1,598
                                                                                       --------    ---------
                                                                                         11,442       20,230
Commitments and contingencies (Note 9)

                                                                                       $ 18,367    $  26,045
                                                                                       ========    =========


      The accompanying notes are an integral part of these financial statements.

STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                1996          1995          1994
Net revenues
  Software                                                                $    9,834     $    11,720    $    14,571
  Services                                                                     7,267           9,717         10,025
  Maintenance                                                                  5,143           5,104          4,526
  Other                                                                          978           1,460          1,575
                                                                          ----------     -----------    -----------
                                                                              23,222          28,001         30,697

Cost and expenses
  Cost of revenues
   Software                                                                    4,883           2,477          2,212
   Services                                                                    5,908           7,968          6,460
   Maintenance                                                                 2,002           2,014          2,274
   Other                                                                         895           1,419          1,471
  Sales and marketing                                                         10,083          12,045         10,835
  Product development                                                          2,010           1,794            708
  General and administrative                                                   6,027           5,625          6,346
  Restructuring costs                                                          1,598               -              -
                                                                          ----------     -----------    -----------
   Operating (loss) income                                                   (10,184)         (5,341)           391


Interest expense                                                                (156)            (74)             -
Interest income                                                                  225             487            346
                                                                          ----------     -----------    -----------
(Loss) income before income taxes                                            (10,115)         (4,928)           737

Income tax benefit (provision)                                                 1,055           1,837           (192)
                                                                          ----------     -----------    -----------
Net (loss) income                                                         $   (9,060)    $    (3,091)   $       545
                                                                          ==========     ===========    ===========
Net (loss) income per share
  Primary                                                                 $    (1.81)    $      (.63)   $       .11
                                                                          ==========     ===========    ===========
  Fully diluted                                                           $    (1.81)    $      (.63)   $       .11
                                                                          ==========     ===========    ===========



      The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)







                                                                                        UNREALIZED
                                                     COMMON STOCK         ADDITIONAL     LOSS ON       RETAINED
                                                  ------------------        PAID-IN     MARKETABLE     EARNINGS
                                                   SHARES          AMOUNT   CAPITAL     SECURITIES     (DEFICIT)   TOTAL
BALANCE AT DECEMBER 31, 1993                     4,681,371         $ 9      $16,275      $   -         $4,144     $20,428
Exercise of common stock options                   193,300           -        2,232          -              -       2,232
Unrealized loss on marketable securities                 -           -            -       (261)             -        (261)
Net income                                               -           -            -          -            545         545
                                                 ---------         ---      -------      -----        -------     -------
BALANCE AT DECEMBER 31, 1994                     4,874,671           9       18,507       (261)         4,689      22,944
Exercise of common stock options                    17,564           -          140          -              -         140
Employee stock purchases                            16,580           -           97          -              -          97
Unrealized gain on marketable securities                 -           -            -        140              -         140
Net loss                                                 -           -            -          -         (3,091)     (3,091)
                                                 ---------         ---      -------      -----        -------     -------
BALANCE AT DECEMBER 31, 1995                     4,908,815           9       18,744       (121)         1,598      20,230
Exercise of common stock options                     9,242           -           59          -              -          59
Employee stock purchases                            18,498           -          106          -              -         106
Unrealized gain on marketable securities                 -           -            -        107              -         107
Net loss                                                 -           -            -          -         (9,060)     (9,060)
                                                 ---------         ---      -------      -----        -------     -------
BALANCE AT DECEMBER 31, 1996                     4,936,555         $ 9      $18,909      $ (14)       $(7,462)    $11,442
                                                 =========         ===      =======      ======       =======     =======





      The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOW
(IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    1996       1995           1994
Cash flows from operating activities
   Net(loss) income                                                            $  (9,060)    $ (3,091)    $     545
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                3,431        2,958         1,576
      Write-down of software development costs to net realizable value             2,583            -             -
      Loss on disposal of fixed assets                                               646            -             -
      Noncash interest on marketable securities                                     (222)        (307)         (343)
      Provision for bad debts                                                      1,837        1,753         2,152
      Deferred income taxes                                                       (1,130)      (1,822)         (534)
      Changes in assets and liabilities
        Decrease (increase) in accounts receivable                                 2,135       (1,022)       (1,641)
        Decrease (increase) in prepaid expenses and  other                            40          584          (552)
        Increase (decrease) in accounts payable                                       55         (868)         (261)
        Increase in accrued restructuring                                          1,111            -             -
        (Decrease) increase in sales tax payable                                    (255)          36           (25)
        (Decrease) increase in deferred revenue                                     (507)         390           (65)
        (Decrease) increase  in accrued employee compensation and benefits          (446)           2           (84)
        (Decrease) increase in other accrued liabilities                             (46)          47          (599)
                                                                               ---------      -------      --------
        Total adjustments                                                          9,232        1,751          (376)
                                                                               ---------      -------      --------
             Net cash provided by (used in) operating activities                     172       (1,340)          169
                                                                               ---------      -------      --------



Cash flows from investing activities
   Software development costs                                                     (2,186)      (2,562)       (1,679)
   Purchases of property and equipment                                              (869)      (1,335)       (2,320)
   Purchase of marketable securities                                             (15,710)      (1,661)       (1,000)
   Proceeds from sale of marketable securities                                    18,051        5,261         2,310
                                                                               ---------      -------      --------




             Net cash used in investing activities                                  (714)        (297)       (2,689)
                                                                               ---------      -------      --------

Cash flows from financing activities
   Exercise of common stock options                                                   59          140         2,232
   Proceeds from employee stock purchase plan                                        106           97             -
   Borrowings under line of credit                                                 2,990        2,485             -
   Repayments of borrowings under line of credit                                  (2,000)      (1,500)            -
   Borrowings under note payable                                                     250            -             -
   Repayments of note payable                                                        (42)           -             -
                                                                               ---------      -------      --------
             Net cash provided by financing activities                             1,363        1,222         2,232
                                                                               ---------      -------      --------

Net increase (decrease) in cash                                                      821         (415)         (288)
Cash and cash equivalents, beginning of year                                         283          698           986
                                                                               ---------      -------      --------
Cash and cash equivalents, end of year                                             1,104      $   283      $    698
                                                                               =========      =======      ========
Supplemental disclosure of cash flow information
   Cash paid during the year for interest                                      $     157      $    28      $      -
                                                                               =========      =======      ========
   Cash paid for income taxes                                                     $    -      $     -      $    655
                                                                               =========      =======      ========


      The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Brock International, Inc. (the "Company") provides computer-based systems to automate customers' business activities, including sales lead generation and monitoring, account management, and post-sale customer support. Effective February 1996, the Company changed its name from Brock Control Systems, Inc. to Brock International, Inc.


     REVENUE RECOGNITION
     Revenue from product sales is recognized upon shipment of the product when the Company has no significant obligations remaining and collection of the resulting receivable is probable. Revenue from software customizations is recorded as services are provided. Maintenance revenue is recognized on a pro rata basis over the terms of the maintenance agreements.

     International sales revenues are generated by independent affiliates who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international affiliate agreements, international affiliates collect license fees and maintenance revenues on behalf of the Company, are generally entitled to retain 50% of the license fees and maintenance revenues they produce and remit the balance to the Company. The Company recognizes international sales at the gross license amount, with the amount paid to the affiliate reflected as a selling expense. The Company's international maintenance fees are reflected as maintenance revenues, with the amount retained by affiliates shown as a cost of maintenance revenue.

     The Company provides a 90-day free maintenance period that is included as part of its initial license agreement with a customer. In accordance with AICPA Statement of Position (SOP), 91-1, "Revenue Recognition", the Company recognizes the revenue related to the 90-day period commencing upon product shipment and accrues a related estimated cost to provide such services. Revenues for other services that are included in the initial license agreement, such as planning, installation/implementation and training, are also recognized upon product shipment, with estimated costs being accrued.

     The Company has a no refund policy. The Company allows its licensees, on a limited basis, to exchange software designed to operate on one platform for the same software designed to run on a different platform. In accordance with SOP 91-1 and Statement of Financial Accounting Standard
     (FAS) No 48, "Revenue Recognition When Right of Return Exists", the Company considers these transactions to be exchanges rather than returns, and therefore does not provide an allowance for returns.

     Advanced billings for software customizations and maintenance contracts are recorded as deferred revenue in the accompanying balance sheet.

     ACCOUNTING ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and trade receivables. The Company restricts investment of marketable securities to government securities with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

     MARKETABLE SECURITIES
     In accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its securities as available-for-sale based on their intent and ability to hold the securities and accordingly, unrealized holding gains and losses are presented as a separate component of shareholders' equity.

     At December 31, 1996 and 1995, marketable equity and debt securities, including tax free federal, state and municipal bonds, have been categorized as available for sale and are carried at fair value based on quoted market prices.

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes are recorded using the straight-line method over estimated useful lives ranging from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

     SOFTWARE DEVELOPMENT COSTS
     Capitalized software development costs consist principally of salaries and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs begins only upon establishment of technological feasibility as defined in FAS 86 and ends when the resulting product is available for sale. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

     Software development costs which are capitalized are subsequently reported at the lower of unamortized cost or net realizable value. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than three years. It is reasonably possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to changing technologies. As a result, the carrying amount of capitalized software costs may be reduced materially in the near term. During the fourth quarter of 1996, the Company recorded an adjustment to write-down capitalized software development costs (see Note 3).

     INCOME TAXES
     The Company accounts for income taxes utilizing the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities given the provisions of the enacted tax laws.

     STOCK-BASED COMPENSATION
     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of FAS 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     NET (LOSS) INCOME PER SHARE
     Net (loss) income per share is computed using the weighted average number of common shares and common share equivalents outstanding during 1996, 1995 and 1994 of 5,000,000, 4,932,000, and 4,960,000, respectively.
     Common share equivalents consist of the Company's common shares issuable upon the exercise of stock options using the treasury stock method. The Company's stock options are excluded from the calculation of net loss per share for all periods in which their inclusion is anti-dilutive.

2.   PROPERTY AND EQUIPMENT
     Property and equipment are summarized as follows (in thousands):

                                                                                           DECEMBER 31,
                                                                                         1996        1995
          Computer hardware and other equipment                                      $   4,114    $    4,666
          Furniture and fixtures                                                         1,294         1,176
          Purchased software                                                             1,000         1,285
                                                                                     ---------    ----------
                                                                                         6,408         7,127
          Less:  Accumulated depreciation and amortization                              (3,502)       (3,092)
                                                                                     ---------    ----------
                                                                                     $   2,906    $    4,035
                                                                                     =========    ==========

     Depreciation and amortization of property and equipment totaled approximately $1,351,000, $1,160,000, and $832,000 in 1996, 1995 and 1994,
     respectively.


3.   PRODUCT DEVELOPMENT EXPENDITURES
     Product development expenditures are summarized as follows (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                           1996          1995          1994
        Total development expenditures                                 $   4,667     $   4,356    $    2,387
        Less: Additions to capitalized software
          development, before amortization                                 2,657         2,562         1,679
                                                                       ---------     ---------    ----------
        Product development expense                                    $   2,010     $   1,794    $      708
                                                                       =========     =========    ==========

     The activity in the capitalized software development account is summarized as follows (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                           1996          1995          1994
        Balance at beginning of year, net                              $   3,985     $   3,221    $    2,286
        Additions                                                          2,657         2,562         1,679
        Amortization expense                                              (2,080)       (1,798)         (744)
        Discontinuance of product prior to release                          (471)            -             -
        Write-down to net realizable value                                (2,583)            -             -
                                                                       ----------    ---------    ----------

        Balance at end of year, net                                    $   1,508     $   3,985    $    3,221
                                                                       =========     =========    ==========


     During the fourth quarter of 1996, the Company wrote off capitalized software costs of approximately $471,000 related to its restructuring (see
     Note 12). In addition, during the fourth quarter of 1996, the Company recorded an adjustment of approximately $2,583,000 to write down remaining capitalized software costs to net realizable value.

     Effective January 1, 1995, the Company revised its estimate of the useful life of capitalized software from five years to three years due to accelerating technological trends. The effect of this change increased amortization expense for the year ended December 31, 1995, by approximately $400,000 and increased the net loss by approximately $248,000 or $.05 per share.


4.   BORROWINGS

     Long-term debt at December 31, 1996 consists of the following (in thousands):

     Note payable to bank due in monthly principal instalments
        of $6,944; interest due monthly; interest fixed at 9.25%
        per annum; final payment of all unpaid principal and interest
        on June 1, 1999                                                                  $   208

     Less:  Current portion                                                                   83
                                                                                         -------

                                                                                         $   125
                                                                                         =======



     Aggregate annual principal maturities of long-term debt at December 31, 1996 are as follows (in thousands):


         YEAR ENDING
         DECEMBER 31,
          1997                                                                         $ 83
          1998                                                                           83
          1999                                                                           42
                                                                                       ----

                                                                                       $208
                                                                                       ====





     In July 1995, the Company executed a $2,500,000 line of credit arrangement with a bank under which $1,975,000 and $985,000 of borrowings were outstanding at December 31, 1996 and 1995, respectively. The line of credit bears interest at prime (8.25% at December 31, 1996) and expires in July 1997. The agreement requires that the Company pay a quarterly fee of .375% on the unused portion of the line of credit.

     The credit agreement requires that the Company, in addition to other restrictions, maintain a zero balance on the line for a consecutive 60 day period and maintain a minimum amount of marketable securities and tangible net worth, as stated in the agreement (see Note 13).

5.   INCOME TAXES

     The components of the (benefit) provision for income taxes are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                            1996          1995        1994
             Current
               Federal                                                $        -     $       -    $     (392)
               State                                                           -             -           (92)
               Foreign                                                        73            56           142
             Deferred
               Federal                                                      (938)       (1,590)          449
               State                                                        (178)         (303)           85
               Foreign                                                       (12)            -             -
                                                                       ----------     --------     ---------
                                                                      $   (1,055)    $  (1,837)   $      192
                                                                       ==========     ========     =========

     The difference between the (benefit) provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      1996           1995          1994
             Federal statutory tax rate                              (34.0)%        (34.0)%       34.0%
             State income taxes, net of federal benefit               (2.8)          (4.7)         2.7
             Change in valuation allowance                            29.6            4.0            -
             Non taxable interest income                                 -           (3.4)       (16.0)
             Other                                                    (3.3)           0.8          5.3
                                                                     -----          -----         -----
                                                                     (10.5)%        (37.3)%       26.0%
                                                                     =====          =====         =====

     At December 31, 1996 and 1995, deferred tax (assets) liabilities are comprised of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                     1996            1995
          Gross deferred tax liabilities
             Capitalization of software development costs                         $       572    $     1,513
             Depreciation                                                                 148            239
                                                                                   ----------     ----------
                                                                                          720          1,752
                                                                                   ==========     ==========
          Gross deferred tax assets
             Net operating loss carryforwards                                          (5,219)        (2,427)
             Tax credit carryforwards                                                    (618)          (475)
             Allowance for doubtful accounts receivable                                  (748)          (538)
             Accrued commissions expense                                                  (34)           (54)
             Accrued vacation expense                                                     (46)           (44)
             Other                                                                         (6)           (37)
                                                                                   ----------     ----------
                                                                                       (6,671)        (3,575)
             Valuation allowance                                                        3,195            197
                                                                                   ----------     ----------
                                                                                       (3,476)        (3,378)
                                                                                   -----------    ----------

          Net deferred tax assets                                                      (2,756)        (1,626)
          Less:  Current portion                                                          834            652
                                                                                   ----------     ----------
                                                                                  $    (1,922)   $      (974)
                                                                                   ==========     ==========

     At December 31, 1996, the Company has foreign tax credit and general business tax credit carryforwards of approximately $390,000 and $185,000, respectively, which will expire in years 1998 through 2008 and alternative minimum tax credits of approximately $43,000. The Company also has net operating loss carryforwards of approximately $13,748,000 which will expire in years 2009 through 2011.

     FAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been provided for those net operating loss carryforwards and foreign tax credits which are estimated to expire before they are utilized. During 1996, the Company recorded an increase in the valuation allowance of approximately $2,998,000. Management's estimate of the valuation allowance could be affected in the near term based on taxable income generated in future years.

     Although the Company became fully subject to corporate income taxation on January 1, 1993, under applicable tax laws, the existing shareholders continue to be liable for any tax deficiencies attributable to the Company's operations prior to such date. Accordingly, prior to consummation of the initial public offering, the Company and its present shareholders entered into a Tax Indemnification Agreement that provides for the existing shareholders to be indemnified by the Company with respect to federal and state taxes (plus interest and penalties, as well as any costs incurred in contesting any dispute with the taxing authority) resulting from any adjustment to S Corporation income for any taxable year that was taxed directly to the existing shareholders. This right of indemnification is absolute and is not conditioned upon realization by the Company of an offsetting adjustment to the Company's tax liability in a year in which it was not an S Corporation.

6.   STOCK OPTION PLANS

     In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan") reserving 400,000 shares of common stock for future issuance. During 1995 and 1994, an additional 150,000 and 250,000 shares, respectively, were reserved for future issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to key employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted to key employees vest on the first anniversary of the date of grant and the remainder vest over a two to four-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on individual performance criteria. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-third increments on the first, second and third anniversaries of the date of grant. Options expire ten years after the date of grant.

     A summary of stock option activity related to the Option Plan is as follows:

                                                                                        EXERCISE PRICE
                                                                   SHARES                  PER SHARE
                                                                   ------                --------------
     Outstanding at December 31, 1993                                411,428         $ 11.00      -     21.50
        Granted                                                      308,150         $  8.00
        Exercised                                                   (193,300)        $ 11.00
        Canceled or expired                                          (97,232)        $ 11.00      -     21.50
                                                                   ---------          -----------------------
     Outstanding at December 31, 1994                                429,046         $  8.00      -     21.50
        Granted                                                      217,350         $  6.00      -      9.75
        Exercised                                                    (14,500)        $  8.00
        Canceled or expired                                         (149,169)        $ 17.25      -     21.50
                                                                   ---------          -----------------------


     Outstanding at December 31, 1995                                482,727         $  8.00      -     19.50
        Granted                                                    1,755,384         $  3.125     -     10.25
        Exercised                                                     (5,250)        $  4.52      -      8.00
        Canceled or expired                                       (1,332,543)        $  6.50      -     21.50
                                                                   ---------          ----------------------
     Outstanding at December 31, 1996                                900,318         $  3.125     -      8.00
                                                                   =========          ======================

     Prior to adoption of the Option Plan, certain officers and key employees of the Company were granted nonqualified options to purchase the Company's common shares. In each case, the exercise price of the options equaled the estimated fair market value of the common stock on the date of grant as determined by the Company's Board of Directors and, correspondingly, compensation expense was not recognized.

     At December 31, 1996, the following options which were issued prior to adoption of the Option Plan are outstanding and fully vested.

            YEAR OF                       NUMBER OF                EXERCISE
             GRANT                          SHARES                   PRICE
             -----                          ------                   -----
              1990                           25,619               $  3.25

     During the year ended December 31, 1996 and 1995, options to purchase 3,992 and 3,064, respectively, common shares granted prior to the Option Plan were exercised.

     During July and November of 1996, the Company provided holders of options with exercise prices ranging from $6.50 to $21.50 and $4.52 to $4.75, respectively, the election to reprice their options at the then current market price. As a result of this election, 253,042 and 497,421 options were canceled and reissued in July and November, respectively. Options repriced in November included those previously repriced in July. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense was not recognized. The vesting period of these options remained unchanged. However, employees, excluding officers and directors, who elected to reprice their options cannot exercise vested options until July 1997.

     In December 1996, the Company granted nonqualified stock options to an officer of the Company to acquire up to 500,000 shares of the Company's common stock. The vesting period for 250,000 options is 62,500 options per year from the date of grant. The vesting period for the remaining 250,000 options is the earlier of the year 2002 or, if the Company's stock price reaches certain targets, vesting will occur in blocks of 50,000 options for each target price met. The options exercise price equals the market price on the date of grant and, correspondingly, compensation expense was not recognized.


7.   EMPLOYEE STOCK PURCHASE PLAN

     On January 9, 1995, the Company filed a Form S-8 with the SEC for the registration of the Brock International, Inc. Employee Stock Purchase Plan (ESP). The ESP was effective December 30, 1994. The Company reserved 50,000 shares of common stock for issuance under the ESP. The ESP was designed to qualify as an employee stock purchase plan under
     Section 423 of the Internal Revenue Code.

     The ESP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. The exercise price of the option is 85% of the lower of the fair market value of the common stock at either the beginning or end of the quarter. No compensation expense is recorded in connection with this plan. During 1996 and 1995, 18,498 and 16,580 shares, respectively, were issued under the plan. At December 31, 1996, options to purchase an additional 3,112 shares were outstanding.

8.   STOCK COMPENSATION

     The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option grants described above been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                                         1996          1995
         Net (loss)           As reported                                         $    (9,060)   $    (3,091)
                              Pro forma                                                (9,185)        (3,178)

         Net loss per share
            Primary           As reported                                         $     (1.81)   $      (.63)
                              Pro forma                                                 (1.84)          (.64)

            Fully diluted     As reported                                         $     (1.81)   $      (.63)
                              Proforma                                                  (1.84)          (.64)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 47% for all years; risk-free interest rate of 6.18% and 6.39%; and expected life of 4.5 years for all years.

    A summary of the status of the Company's stock option grants as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                                       1996                           1995
                                                        -----------------------------------------------------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                            AVERAGE                    AVERAGE
                                                                            EXERCISE                  EXERCISE
              OPTIONS                                          SHARES        PRICE        SHARES        PRICE

    Outstanding at beginning of year                            512,338    $   9.10        461,721         $10.83
    Granted                                                   1,781,003        5.80        217,350           6.87
    Exercised                                                    (9,242)       6.47        (17,564)          6.45
    Forfeited                                                (1,358,162)       7.89       (149,169)          8.82
                                                              ---------                  ---------
    Outstanding at end of year                                  925,937        7.24        512,338           9.10
                                                              =========                  =========

    Options exercisable at end of year                           99,104                    199,233
    Weighted-average fair value of
      options granted during the year                        $     2.76               $       3.29


The following table summarizes information about stock options outstanding at December 31, 1996:

                                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                               --------------------------------------------------------------
                                                         WEIGHTED
                                                        - AVERAGE      WEIGHTED                  WEIGHTED
                                          NUMBER        REMAINING     - AVERAGE       NUMBER     - AVERAGE
       RANGE OF                        OUTSTANDING     CONTRACTUAL     EXERCISE     EXERCISABLE  EXERCISE
    EXERCISE PRICES                     AT 12/31/96       LIFE           PRICE      AT 12/31/96    PRICE
    $3.125 to 3.25                         924,437       9.9  years   $   3.20         97,604    $   3.25
    $8.00                                    1,500       7.5              8.00          1,500        8.00
                                           -------                                   --------
    $3.125 to 8.00                         925,937       9.9              3.21         99,104        3.32
                                           =======                                   ========


    Under the ESP, the fair value of the employees' purchase rights is estimated using the Black-Scholes option - pricing model with the following assumptions used for each quarter of 1996 and 1995, respectively: dividend yield of 0% for all quarters; an expected life of 90 days for all quarters; an expected volatility of 47% for all quarters and risk free interest rates ranging from 5.81 to 5.04. The weighted average fair value of employee purchase rights granted in 1996 and 1995 was $1.79 and $1.68, respectively.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 1999. At December 31, 1996, future minimum rentals for noncancellable leases are as follows (in thousands):

                                                                                     MINIMUM
            YEAR ENDING                                                               ANNUAL
           DECEMBER 31,                                                               RENTALS
               1997                                                                  $   1,056
               1998                                                                        885
               1999                                                                         95
                                                                                     ---------

                                                                                     $   2,036
                                                                                     =========

     Total rent expense under these and other agreements was approximately $1,036,000, $1,119,000 and $797,000 for the years ended December 31, 1996,
     1995 and 1994, respectively.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

10.  EMPLOYEE SAVINGS PLAN

     Effective August 1, 1991, the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 20% of their
     annual compensation to the 401(k) Plan.   The Company made a 30%, 20% and
     10% matching contribution during 1996, 1995, and 1994, respectively on the employee's contribution, up to a maximum of 5% of the employee's annual contribution. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 1996, 1995 and 1994, the Company made matching contributions of approximately $78,000, $77,800 and $17,000, respectively, to the 401(k) Plan and no discretionary contributions.

11.  PRODUCT SALES

     The Company exports its products through agreements with international affiliates which it grants territorial rights. A summary of international revenues by geographic area is as follows (in thousands):

                                                                           1996         1995         1994
          Europe                                                       $   5,495     $   4,612    $    5,260
          South America                                                      954             -             -
          Australia and New Zealand                                          811         1,127         1,486
          Asia                                                               381             -             -
          South Africa                                                        86             -             -
                                                                        --------      --------     ---------
                                                                       $   7,727     $   5,739    $    6,746
                                                                        ========      ========     =========


12.  RESTRUCTURING

     During the fourth quarter of 1996, the Company implemented a restructuring plan ("the Plan") designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs.
     The Plan resulted in a pre-tax charge of approximately $1,598,000. The charge principally reflects severance costs resulting from workforce reductions of 41 employees and realignments throughout the Company, write-off of certain non productive assets (including abandonment of a software product prior to release), employee termination costs and costs associated with non-cancellable leases net of estimated sublease rental income.

13.  SUBSEQUENT EVENT

     On March 21, 1997, the Company paid off the outstanding line of credit balance, equipment note payable and interest of $2,199,657 and the agreements were terminated (see Note 4).

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference to information under the caption "Election of Directors - Director Nominee Biographical Information," "- Executive Officers" and "- Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to information under the captions "Election of Directors - Additional Information Concerning the Board of Directors" and "Executive Compensation" (exclusive of the subsections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to information under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a)      The following documents are filed as part of this report:

           1.      Financial Statements

                        -   Report of Independent Accountants

                        - Balance Sheet at December 31, 1996 and December 31, 1995.

                        - Statement of Income for the three years ended December 31, 1996.

                        - Statement of Changes in Shareholders' Equity for the three years ended December 31, 1996.

                        - Statement of Cash Flows for the three years ended December 31, 1996.

                        -   Notes to Financial Statements


           2.      Financial Statement Schedules

                        -   For the three years ended December 31, 1996

                        -   Schedule II - Valuation and Qualifying Accounts

           3.        Exhibits

            EXHIBIT
            NUMBER                                          DESCRIPTION
            ------                                          -----------
              3.1             Amended and Restated Articles of Incorporation of the Company.*
              3.2             Amended and Restated By-laws of the Company.*
              4.1             See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.
              10.2            Promissory Note in the amount of up to $2,250,000 dated as of December 15,
                              1992 by the Company in favor of NationsBank of Georgia, N.A.*
              10.3            Lease  dated  January 30,  1988  between  the  Company  and  Atlanta  Overlook
                              Associates #3  concerning   the   Company's  principal   offices  located   at
                              2859 Paces Ferry  Road, Atlanta,  Georgia, as  amended by  that certain  First
                              Amendment  of Office  Building Lease  dated  as of  December 27, 1988  and  as further amended  by that  certain Second  Amendment of  Office Building  Lease dated as of October 2, 1989.*
              10.4            Brock International, Inc. Amended and Restated 1993 Stock Option Plan.***
              10.5            Tax  Indemnification Agreement  dated February 4,  1993 among the  Company and certain of its shareholders.**
              10.6            Form of Selective Distribution Agreement for International Distributors.*
              10.7            Form of Software License Agreement.*
              10.8            Selective Distribution Agreement  dated September 1, 1991 between the  Company and Co-Cam Computer Services (U.K.) Ltd.*
              10.9            Computer Software License Marketing Agreement dated December 21, 1987  between the Company and Co-Cam Computer Services, Pty. Ltd.*
              10.10           Third  Amendment to  Lease Agreement  dated as of  March 10, 1993  between the
                              Company  and State  of California Public Employees  Retirement System relating to the Company's principal offices  located at 2859 Paces Ferry Road, Atlanta,
                              Georgia.**
              10.11           Fourth Amendment  to Lease Agreement  dated as  of June 24,  1993 between  the
                              Company and  State of California Public  Employees Retirement System  relating to the  Company's principal offices located at 2859 Paces Ferry Road, Atlanta,
                              Georgia.**
              10.12           Fifth Amendment  to Lease  Agreement dated  as of  March 22, 1994  between the
                              Company and  State of California Public  Employees Retirement System  relating to the Company's principal offices located at 2859 Paces Ferry Road,  Atlanta,
                              Georgia.**
              10.13           Sixth Amendment to  Lease Agreement dated as of September 22, 1994 between the
                              Company and State of  California Public Employees  Retirement System  relating to the Company's principal offices located at  2859 Paces Ferry Road, Atlanta,
                              Georgia.***
              10.14           Brock International, Inc. Employee Stock Purchase Plan.***
              13              1996 Annual Report to Shareholders.
              23              Consent  of Independent  Accountants.   See  pages immediately  preceding  the
                              signature page to this Report.
              24              Power of Attorney.  See signature page to this Report.
              27              Financial Data Schedule (For SEC use only).

* Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984). ** Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
*** Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.

   (b) Forms 8-K:

                    None.

                       CONSENT OF INDEPENDENT ACCOUNTANTS




   We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-66456, No. 33-75374, No. 33-81102 and No.
33-88304) of Brock International, Inc. of our report dated February 3, 1997, except as to Note 13, which is as of March 21, 1997, appearing on page 18 of this Form 10-K.





PRICE WATERHOUSE LLP

Atlanta, Georgia
March 24,  1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Brock International, Inc.


Date:  March 24, 1997                                 By:    /s/  R. Douglas MacIntyre
                                                          ------------------------------------
                                                          R. Douglas MacIntyre
                                                          President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 24, 1997                                    /s/  R. Douglas MacIntyre
                                                      ---------------------------------------------
                                                      R. Douglas MacIntyre
                                                      President and Chief Executive Officer
                                                      (Principal Executive Officer)


Date:  March 24, 1997                                   /s/  Judith A. Vitale
                                                      ---------------------------------------------
                                                      Judith A. Vitale
                                                      Director Finance and Administration
                                                      (Principal Financial and Accounting Officer)


Date:  March 24, 1997                                 /s/  Richard T. Brock
                                                      -------------------------
                                                      Richard T. Brock
                                                      Chairman of the Board


Date:  March 24, 1997                                   /s/  Harry S. Gruner
                                                      ---------------------------------------------
                                                      Harry S. Gruner
                                                      Director


Date:  March 24, 1997                                   /s/  Said Mohammadioun
                                                      ---------------------------------------------
                                                      Said Mohammadioun
                                                      Director


Date:  March 24, 1997                                   /s/  James R. Porter
                                                      ---------------------------------------------
                                                      James R. Porter
                                                      Director

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (THOUSANDS OF DOLLARS)

                                                        BALANCE AT                                      BALANCE AT
                                                        BEGINNING      CHARGED TO         ACCOUNTS         END
                                                            OF          COSTS AND          WRITTEN          OF
   DESCRIPTION                                            PERIOD        EXPENSES             OFF          PERIOD
   -----------                                        --------------   ----------         ---------    ------------
Allowance for Doubtful Accounts                         $   1,415      $   1,837         $   1,281       $ 1,971
                                                         ========      =========          ========         =====



                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)


                                                        BALANCE AT                                      BALANCE AT
                                                        BEGINNING      CHARGED TO         ACCOUNTS         END
   DESCRIPTION                                              OF          COSTS AND          WRITTEN          OF
   -----------                                            PERIOD        EXPENSES             OFF          PERIOD
                                                      --------------   ----------         ---------    ------------
Allowance for Doubtful Accounts                         $   1,354      $   1,753         $   1,692       $ 1,415
                                                        =========       ========           =======        ======


                      FOR THE YEAR ENDED DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)


                                                           BALANCE AT                                     BALANCE AT
                                                           BEGINNING      CHARGED TO         ACCOUNTS        END
   DESCRIPTION                                                 OF          COSTS AND          WRITTEN         OF
   -----------                                               PERIOD        EXPENSES             OFF         PERIOD
                                                         --------------   ----------        ---------    ------------
Allowance for Doubtful Accounts                         $     284      $   2,152         $   1,082       $ 1,354
                                                           ======       ========           =======        ======

                                 EXHIBIT INDEX

                                                                                                               PAGE NUMBER
              EXHIBIT                                                                                        IN SEQUENTIALLY
              NUMBER                DESCRIPTION                                                               NUMBERED COPY
              ------                -----------                                                               -------------
              3.1                  Amended and Restated Articles of Incorporation of the Company.*                  N/A
              3.2                  Amended and Restated By-laws of the Company.*                                    N/A
              4.1                  See  Exhibits 3.1  and  3.2 for  provisions of  the  Amended and  Restated
                                   Articles of Incorporation and Amended and Restated By-Laws of the  Company
                                   defining rights of holders of Common Stock of the Company.                       N/A
              10.2                 Promissory  Note  in   the  amount  of  up   to  $2,250,000  dated  as  of
                                   December 15, 1992  by the  Company  in favor  of NationsBank  of  Georgia,       N/A
                                   N.A.*
              10.3                 Lease  dated January 30,  1988  between the  Company and  Atlanta Overlook
                                   Associates #3  concerning  the  Company's  principal  offices  located  at
                                   2859 Paces Ferry Road, Atlanta, Georgia, as amended by that certain  First
                                   Amendment of Office  Building Lease dated  as of December 27, 1988  and as further amended by that certain Second Amendment of Office Building  Lease
                                   dated as of October 2, 1989.*                                                    N/A
              10.4                 Brock International, Inc. Amended and Restated 1993 Stock Option Plan.***
                                                                                                                    N/A
              10.5                 Tax  Indemnification Agreement  dated February 4,  1993 among  the Company
                                   and certain of its shareholders.**                                               N/A
              10.6                 Form of Selective Distribution Agreement for International Distributors.*        N/A
              10.7                 Form of Software License Agreement.*                                             N/A
              10.8                 Selective  Distribution  Agreement  dated  September 1,  1991  between the
                                   Company and Co-Cam Computer Services (U.K.) Ltd.*                                N/A
              10.9                 Computer  Software License  Marketing  Agreement dated  December 21,  1987
                                   between the Company and Co-Cam Computer Services, Pty. Ltd.*                     N/A
              10.10                Third Amendment to Lease Agreement dated as of March 10,  1993 between the
                                   Company  and  State  of  California  Public  Employees  Retirement  System
                                   relating  to the Company's  principal offices located at  2859 Paces Ferry
                                   Road, Atlanta, Georgia.**                                                        N/A
              10.11                Fourth Amendment to Lease Agreement dated  as of June 24, 1993 between the
                                   Company  and  State  of  California  Public  Employees  Retirement  System
                                   relating  to the Company's  principal offices located at  2859 Paces Ferry
                                   Road, Atlanta, Georgia.**                                                        N/A
              10.12                Fifth Amendment to Lease  Agreement dated as of March 22, 1994 between the
                                   Company  and  State  of  California  Public  Employees  Retirement  System
                                   relating  to the Company's  principal offices located at  2859 Paces Ferry
                                   Road, Atlanta, Georgia.**                                                        N/A
              10.13                Sixth Amendment to Lease Agreement dated as of September 22, 1994  between the  Company and State  of California  Public Employees  Retirement System
                                   relating  to the Company's  principal offices located at  2859 Paces Ferry
                                   Road, Atlanta, Georgia.***                                                       N/A
              10.14                Brock International, Inc. Employee Stock Purchase Plan.***
              13                   1996 Annual Report to Shareholders.
              23                   Consent of Independent Accountants.   See pages immediately preceding  the
                                   signature page to this Report.                                                   N/A
              24                   Power of Attorney.  See signature page to this Report.                           N/A
              27                   Financial Data Schedule (For SEC use only).

____________________
* Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984). ** Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
***Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.