Form 10-Q
period 1997-03-31
BROCK INTERNATIONAL INC
filed 1997-05-14
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-21202

                            BROCK INTERNATIONAL, INC.


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


  YES   X                  NO
      -----                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Outstanding as of May 12,1997:
         ------------------------------

         Common Stock, no par value                 4,952,387 Shares

                            BROCK INTERNATIONAL, INC.

                                    FORM 10-Q

                      For the quarter ended March 31, 1997


                                      INDEX
                                ----------------


                                                                           Page No.
                                                                           --------
Part  I. Financial Information

Item 1.  Financial Statements

    Balance Sheet - December 31, 1996 and March 31, 1997                       3

    Income Statement - For the Quarters Ended March 31, 1996
      and March 31, 1997                                                       4

    Statement of Changes in Shareholders' Equity -
      For the Quarter Ended March 31, 1997                                     5

    Statement of Cash Flows - For the Quarters Ended
      March 31, 1996 and March 31, 1997                                        6

    Notes to Financial Statements                                              7



Item 2.  Management's Discussion and Analysis of                               8
         Financial Condition and Results of Operations


Part II. Other Information                                                    10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                            BROCK INTERNATIONAL, INC.
                                  BALANCE SHEET


                                                               DEC 31,   MAR 31,
                                                                1996       1997
                                                               -------  ----------
                                                                        (UNAUDITED)
                                                                 (IN THOUSANDS)
                    ASSETS

CURRENT ASSETS:
  CASH AND MARKETABLE SECURITIES                               $ 6,947   $ 4,781
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $1,971 AND $1,790 RESPECTIVELY          4,120     2,947
  OTHER ASSETS                                                     964     1,049
                                                               -------   -------
                 TOTAL CURRENT ASSETS                           12,031     8,777
  PROPERTY AND EQUIPMENT, NET                                    2,906     2,628
  DEFERRED INCOME TAX BENEFIT                                    1,922     1,922
  SOFTWARE DEVELOPMENT COSTS, NET                                1,508     1,466
                                                               -------   -------
                                                               $18,367   $14,793
                                                               =======   =======



    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                             $ 1,012   $   922
  ACCRUED RESTRUCTURING COSTS                                    1,111       726
  DEFERRED REVENUE                                               1,464     1,525
  ACCRUED EMPLOYEE COMPENSATION
    AND BENEFITS                                                   680       646
  BORROWINGS UNDER LINE OF CREDIT                                2,058         0
  OTHER ACCRUED LIABILITIES                                        475       281
                                                               -------   -------
                 TOTAL CURRENT LIABILITIES                       6,800     4,100

LONG TERM LIABILITIES:
  NOTES PAYABLE                                                    125         0

SHAREHOLDERS' EQUITY                                            11,442    10,693
                                                               -------   -------
                                                               $18,367   $14,793
                                                               =======   =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                                INCOME STATEMENT
                                   (UNAUDITED)

                                                         FOR THE QUARTER ENDED
                                                       -------------------------
                                                       MARCH 31,       MARCH 31,
                                                         1996            1997
                                                       ---------       ---------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
NET REVENUES
  SOFTWARE                                              $ 3,223         $   719
  SERVICES                                                2,339           1,265
  MAINTENANCE                                             1,351           1,264
  OTHER                                                     312             160
                                                        -------         -------
                                                          7,225           3,408
                                                        -------         -------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                                                607              55
    SERVICES                                              1,821             956
    MAINTENANCE                                             536             460
    OTHER                                                   301             158
  SALES AND MARKETING                                     2,879             933
  PRODUCT DEVELOPMENT                                       514             524
  GENERAL AND ADMINISTRATIVE                                843           1,129
                                                        -------         -------
                                                          7,501           4,215
                                                        -------         -------

    OPERATING (LOSS)                                       (276)           (807)

INTEREST EXPENSE                                            (24)            (40)
INTEREST INCOME                                              35              48
                                                        -------         -------
(LOSS) BEFORE INCOME TAXES                                 (265)           (799)
 INCOME TAX BENEFIT                                          94               0
                                                        -------         -------
NET (LOSS)                                              ($  171)        ($  799)
                                                        =======         =======
NET (LOSS) PER SHARE                                    ($ 0.03)        ($ 0.16)
                                                        =======         =======

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON SHARE EQUIVALENTS                            5,000           4,951
                                                        =======         =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                      FOR THE QUARTER ENDED MARCH 31, 1997


                                                                                   UNREALIZED
                                             COMMON STOCK               ADD'L    (LOSS)/GAIN ON
                                      ------------------------         PAID-IN      MARKETABLE    RETAINED
                                        SHARES          AMOUNT         CAPITAL     SECURITIES     EARNINGS          TOTAL
                                      ----------        ------         -------   --------------   --------         -------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1996           4,936,555         $   9         $18,909        $(14)        $(7,462)        $11,442

UNREALIZED (LOSS)/GAIN ON
    MARKETABLE SECURITIES                                                                3                               3

EMPLOYEE STOCK PURCHASE                    3,112             0              11                                          11

EXERCISE OF COMMON STOCK
      OPTIONS                             11,125             0              36                                          36

NET (LOSS)                                                                                            (799)           (799)
                                      ----------         -----         -------        ----         -------         -------

BALANCE AT MARCH 31, 1997              4,950,792         $   9         $18,956        $(11)        $(8,261)        $10,693
                                      ==========         =====         =======        ====         =======         =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                     FOR THE QUARTER ENDED
                                                          ---------------------------------------------
                                                          MARCH 31, 1996                 MARCH 31, 1997
                                                          --------------                 --------------
                                                                          (IN THOUSANDS)
CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES             30                            (30)
                                                             -------                        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  SOFTWARE DEVELOPMENT COSTS                                    (627)                             0
  PURCHASES OF PROPERTY AND EQUIPMENT                           (457)                            (3)
                                                             -------                        -------
       NET CASH USED IN INVESTING ACTIVITIES                  (1,084)                            (3)
                                                             -------                        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  BORROWINGS UNDER LINE OF CREDIT                                600                              0
  REPAYMENTS OF BORROWINGS UNDER LINE OF CREDIT                    0                         (1,975)
  REPAYMENTS OF BORROWINGS UNDER NOTES PAYABLE                     0                           (208)
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                      33                             11
  EXERCISE OF COMMON STOCK OPTIONS                                51                             36
                                                             -------                        -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 684                         (2,136)
                                                             -------                        -------

UNREALIZED GAIN ON CASH EQUIVALENTS                              117                              3
                                                             -------                        -------
INCREASE (DECREASE) IN CASH                                     (253)                        (2,166)
CASH AND MARKETABLE SECURITIES, BEGINNING OF PERIOD            8,137                          6,947
                                                             -------                        -------
CASH AND MARKETABLE SECURITIES, END OF PERIOD                $ 7,884                        $ 4,781
                                                             =======                        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                             -------                        -------
  CASH PAID DURING THE PERIOD FOR INTEREST                   $    45                        $    84
                                                             =======                        =======

                            BROCK INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

A.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary for a fair presentation have been included.

B.       ACCOUNTING POLICIES

         NET LOSS PER SHARE

         Net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding during each period. Common stock equivalents, consisting of common shares issuable upon the exercise of stock options (using the treasury stock method), are not included in the net loss per common share computation as their effect would be anti-dilutive.


         RECENT ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings per Share. SFAS 128 will be effective for financial statements for periods ending after December 15,1997, including interim periods, and establishes standards for computing and presenting earnings per share. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share, as applicable, and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company in the period of adoption of SFAS 128, which is not expected to have a material effect on the presentation of the Company's earnings (loss) per common share data.

                            BROCK INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THE QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996.


Total revenues decreased 52.8% from $7,225,000 in the first quarter of 1996 to $3,408,000 in the first quarter of 1997 primarily as a result of decreased software and services revenues. Software revenues decreased 77.7% from $3,223,000 in the first quarter of 1996 to $719,000 in the corresponding quarter of 1997. Revenues from international licenses decreased 86.7% from $1,998,000 in the first quarter of 1996 to $266,000 in the corresponding quarter of 1997, and decreased as a percentage of total revenues from 27.6% to 7.8%. Two large international software licenses which totaled over $1,090,000 in the first quarter of 1996 which did not occur in first quarter 1997, and a 72% decrease in the sales force were the primary reasons for decreases in both international and domestic software revenue.

Services revenues decreased 45.9% from $2,339,000 in the first quarter of 1996 to $1,265,000 in the first quarter of 1997 primarily due to prior decreases in domestic software license revenues and the reduction of service personnel by 57%. Maintenance revenues decreased 6.4% from $1,351,000 in the first quarter of 1996 to $1,264,000 in the corresponding quarter of 1997 as a result of a decrease in the Company's installed base of systems covered under maintenance agreements. Other revenues decreased 48.7% from $312,000 in the first quarter of 1996 to $160,000 in the first quarter of 1997 primarily due to decreases in certain reimbursable travel charges consistent with the decline in services revenue.

During the first quarter of 1997, the Company completed the restructuring of operations initiated during the fourth quarter of 1996. This resulted in company wide decreases of personnel and related costs of $778,000 during first quarter 1997, which were on target with expected results. In addition, personnel declined in total (including restructuring) from 228 at the end of first quarter 1996 to 90 at the end of first quarter 1997, contributing to overall declines in expenses.

Cost of software revenues decreased 90.9% from $607,000 in the first quarter of 1996 to $55,000 in the first quarter of 1997. This decrease is a result of a decrease in the amount of amortization of capitalized software from $541,000 in the first quarter of 1996 to $42,000 in the first quarter of 1997. This decrease in amortization resulted from the Company's 1996 write-down of capitalized software costs relating to versions of the Company's TakeControl and Brock Activity Manager product series to net realizable value at December 31, 1996. Third party software and documentation costs decreased 80.3% from $66,000 in the first quarter of 1996 to $13,000 in the first quarter of 1997, as a result of fewer software licenses sold. Cost of software revenues include costs of third party software, amortization of capitalized software costs and costs of packaging and documentation materials and related media costs.

Cost of revenues for services decreased 47.5% from $1,821,000 in the first quarter of 1996 to $956,000 in the first quarter of 1997 due to decreases in the number of service personnel and related costs. In the first quarter of 1996 service staff numbered 79 employees compared to 34 employees during first quarter of 1997. Costs of revenues for maintenance decreased 14.2% from $536,000 in the first quarter of 1996 to $460,000 in the first quarter of 1997. The decrease is primarily due to decreases in support personnel and personnel related costs.

Cost of other revenues decreased 47.5% from $301,000 in the first quarter of 1996 to $158,000 in the first quarter of 1997 due to a decrease in reimbursable travel charges consistent with the decline in services revenue.

Sales and marketing expense decreased 67.6% from $2,879,000 in the first quarter of 1996 to $933,000 in the first quarter of 1997 primarily due to a decrease in commissions associated with the decrease in software sales revenues, along with decreases related to the reduction of sales and marketing personnel including payroll, payroll associated costs, and travel expenses.

The Company's product innovation and development expenditures decreased 54.1% from $1,141,000 in the first quarter of 1996 to $524,000 in the first quarter of 1997. The capitalized portions of these amounts were $627,000 in the first quarter of 1996 and none during the first quarter of 1997. During the first quarter of 1997 development activities qualifying for capitalization under FAS 86 decreased to an immaterial amount. Product development expense, net of costs capitalized, increased 1.9% from $514,000 in the first quarter of 1996 to $524,000 in the first quarter of 1997 due to the combination of an immaterial amount of costs capitalized and decreases in development personnel, contract services and related costs.

General and administrative expenses increased 33.9% to $1,129,000 in the first quarter of 1997 from $843,000 in the first quarter of 1996. The increase resulted primarily from increases in professional services related to a settlement of a dispute with one customer and litigation with another customer that went to trial in the first quarter of 1997. The Company received a favorable judgment at trial, which is being appealed by the customer. These increases were offset by decreases in personnel and related costs including telephone and insurance.

The above factors combined to result in an increase of approximately 367.3% in net loss for the first quarter of 1997, from a loss of $171,000 in the first quarter of 1996 to a loss of $799,000 in the first quarter of 1997. Net loss per share for the period increased from a loss of $.03 per share for the first quarter of 1996 to a loss of $.16 for the first quarter of 1997.

BALANCE SHEET

Accounts receivable decreased 28.5% from $4,120,000 at December 31, 1996, to $2,947,000 at March 31, 1997, as a result of the decrease in sales volume. During the first quarter, accrued restructuring cost declined 34.7% from $1,111,000 at December 31, 1996 to $726,000 at March 31, 1997 as a result of payments made. The remaining accrual includes $169,000 in severance payable through the end of year, and $557,000 in costs associated with non-cancelable leases which will amortize over the remaining life of the leases. The line of credit, short term note, and long term note all decreased 100% with the March 21, 1997 payoff of all outstanding balances.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and marketable securities of $4,781,000, and believes that its present liquidity position is sufficient to finance the Company's operations during 1997. During the first quarter of 1997, the Company paid off, in full, its outstanding line of credit and note payable, and related interest for a total of $2,199,657. This accounts for the decrease in cash and marketable securities from $6,947,000 at December 31, 1996 compared to $4,781,000 at March 31, 1997. The line of credit has been closed.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable


Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports on form 8-K

     (a) Exhibits

            27   Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the period

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BROCK INTERNATIONAL, INC.



DATE:   May 12,  1997               /s/ Judith A. Vitale
                                    --------------------

                                    Judith A. Vitale
                                    Director of Finance and Administration