Form 10-Q
period 1997-06-30
BROCK INTERNATIONAL INC
filed 1997-08-14
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

      YES    X               NO
          -------               ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Outstanding as of  August 11, 1997:
                -----------------------------------

                Common Stock, no par value                     4,953,654 Shares

                            BROCK INTERNATIONAL, INC.

                                    FORM 10-Q

                       For the quarter ended June 30, 1997

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.    Financial Information

Item 1.    Financial Statements

    Balance Sheet - December 31, 1996 and June 30, 1997                     3

    Statement of Operations - For the Three and Six Months ended
        June 30, 1996 and June 30, 1997                                     4

    Statement of Changes in Shareholders' Equity -
        For the Six  Months Ended June 30, 1997                             5

    Statement of Cash Flows - For the Six Months Ended
       June 30, 1996 and June 30, 1997                                      6

    Notes to Financial Statements                                           7


Item 2.    Management's Discussion and Analysis of                          8
                Financial Condition and Results of Operations

Part II.    Other Information                                              12

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            BROCK INTERNATIONAL, INC.
                                  BALANCE SHEET

                                                          DEC 31,           JUN 30,
                                                            1996             1997
                                                          -------         ----------
                                                                          (UNAUDITED)
                                                          (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS:
  CASH AND MARKETABLE SECURITIES                          $ 6,947            $ 4,735
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $1,971 AND $1,440 RESPECTIVELY     4,120              2,524
  OTHER ASSETS                                                964              1,089
                                                          -------            -------
                 TOTAL CURRENT ASSETS                      12,031              8,348
  PROPERTY AND EQUIPMENT, NET                               2,906              2,354
  DEFERRED INCOME TAX BENEFIT                               1,922              1,922
  SOFTWARE DEVELOPMENT COSTS, NET                           1,508              1,340
                                                          -------            -------
                                                          $18,367            $13,964
                                                          =======            =======


                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                        $ 1,012            $   649
  ACCRUED RESTRUCTURING COSTS                               1,111                594
  DEFERRED REVENUE                                          1,464              1,242
  ACCRUED EMPLOYEE COMPENSATION
    AND BENEFITS                                              680                757
  LINE OF CREDIT AND SHORT TERM NOTE PAYABLE                2,058                  0
  OTHER ACCRUED LIABILITIES                                   475                272
                                                          -------            -------
                 TOTAL CURRENT LIABILITIES                  6,800              3,514
LONG TERM LIABILITIES:
 NOTES PAYABLE                                                125                  0

SHAREHOLDERS' EQUITY                                       11,442             10,450
                                                          -------            -------
                                                          $18,367            $13,964
                                                          =======            =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BROCK INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                   FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                   --------------------        ------------------------
                                    JUNE 30,   JUNE 30,         JUNE 30,        JUNE 30,
                                      1996       1997             1996           1997
                                   --------   ---------        ---------        -------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET REVENUES
  SOFTWARE                          $ 2,377    $  1,191         $  5,600         $ 1,910
  SERVICES                            1,875       1,336            4,214           2,601
  MAINTENANCE                         1,310       1,380            2,661           2,644
  OTHER                                 256         173              568             333
                                    -------    --------         --------         -------
                                      5,818       4,080           13,043           7,488
                                    -------    --------         --------         -------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                            511         143            1,118             198
    SERVICES                          1,609         972            3,430           1,928
    MAINTENANCE                         510         472            1,046             932
    OTHER                               194         171              495             329
  SALES AND MARKETING                 2,393       1,511            5,272           2,444
  PRODUCT DEVELOPMENT                   576         400            1,090             924
  GENERAL AND ADMINISTRATIVE          1,051         699            1,894           1,828
                                    -------    --------         --------         -------
                                      6,844       4,368           14,345           8,583
                                    -------    --------         --------         -------

    OPERATING LOSS                   (1,026)       (288)          (1,302)         (1,095)

INTEREST EXPENSE                        (44)          0              (68)            (40)
INTEREST INCOME                          79          44              114              92
                                    -------    --------         --------         -------
LOSS BEFORE INCOME TAXES               (991)       (244)          (1,256)         (1,043)
 INCOME TAX BENEFIT                     387           0              481               0
                                    -------    --------         --------         -------
NET LOSS                            $  (604)   $   (244)        $  ( 775)        $(1,043)
                                    =======    ========         ========         =======
NET LOSS PER SHARE                  $ (0.12)   $  (0.05)        $  (0.16)        $ (0.21)
                                    =======    ========         ========         =======

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON SHARE EQUIVALENTS        4,950       4,955            5,000           4,955
                                    =======    ========         ========         =======






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                 UNREALIZED
                                    COMMON STOCK         ADD'L   (LOSS)/GAIN ON
                                -------------------     PAID-IN  MARKETABLE   RETAINED
                                  SHARES     AMOUNT     CAPITAL  SECURITIES   EARNINGS     TOTAL
                                ---------    -------    -------  ----------   --------    -------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AT DECEMBER 31, 1996    4,936,555    $     9    $18,909      $(14)     $(7,462)   $11,442

UNREALIZED (LOSS)/GAIN ON
    MARKETABLE SECURITIES                                                            0          0

EMPLOYEE STOCK PURCHASE             4,707          0         15                                15

EXERCISE OF COMMON STOCK
      OPTIONS                      11,125          0         36                                36

NET LOSS                                                                        (1,043)    (1,043)
                               ----------    -------    -------      ----      -------    -------
BALANCE AT JUNE 30, 1997        4,952,387    $     9    $18,960      $(14)     $(8,505)   $10,450
                               ==========    =======    =======      =====     =======    =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                             ------------------------------
                                                             JUN 30, 1996      JUN 30, 1997
                                                             ------------      ------------
                                                                     (IN THOUSANDS)

CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES                 186               (67)

CASH FLOWS FROM INVESTING ACTIVITIES
  SOFTWARE DEVELOPMENT COSTS                                       (1,332)                0
  PURCHASES OF PROPERTY AND EQUIPMENT                                (739)              (13)
                                                             ------------      ------------
       NET CASH USED IN INVESTING ACTIVITIES                       (2,071)              (13)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  BORROWINGS UNDER LINE OF CREDIT                                   1,515                 0
  REPAYMENTS OF BORROWINGS UNDER LINE OF CREDIT                      (400)           (1,975)
  BORROWINGS UNDER NOTES PAYABLE                                      250                 0
  REPAYMENTS OF BORROWINGS UNDER NOTES PAYABLE                          0              (208)
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                           63                15
  EXERCISE OF COMMON STOCK OPTIONS                                     59                36

                                                             ------------      ------------
       NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES          1,487            (2,132)
                                                             ------------      ------------
UNREALIZED GAIN ON CASH EQUIVALENTS                                   107                 0
                                                             ------------      ------------
DECREASE IN CASH                                                     (291)           (2,212)
CASH AND MARKETABLE SECURITIES, BEGINNING OF PERIOD                 8,137             6,947
                                                             ------------      ------------
CASH AND MARKETABLE SECURITIES, END OF PERIOD                $      7,846      $      4,735
                                                             ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                             ------------      ------------
  CASH PAID DURING THE PERIOD FOR INTEREST                   $         69      $         84
                                                             ============      ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

                            BROCK INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996, AND THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

Total revenues decreased 29.9% from $5,818,000 in the second quarter of 1996 to $4,080,000 in the second quarter 1997. Year to date, total revenues decreased 42.6% to $7,488,000 from $13,043,000 in the same period of 1996. These decreases were due to lower software and services revenues. Software revenues decreased 49.9% from $2,377,000 in the second quarter of 1996 to $1,191,000 in the same period of 1997. For the first six months of 1997 software revenues decreased 65.9% to $1,910,000 from $5,600,000 in 1996.

Revenues from international license sales increased 25.7% from $806,000 in the second quarter of 1996 to $1,013,000 in the corresponding quarter of 1997. Year to date, revenues from international licenses decreased 54.4% from $2,804,000 in 1996 to $1,279,000 in 1997. As a percentage of total revenues, international revenues increased to 24.8% in the second quarter of 1997 compared to 13.9% in second quarter 1996, but year to date, decreased as a percentage of total revenues from 21.5% in 1996 to 17.1% in 1997. During the second quarter of 1997 there were no sales to customers in any foreign country which were in excess of 10% of total revenues. The decrease in year to date international and domestic software revenue can be attributed to a smaller sales force, 37 employees in the second quarter of 1996 compared to 14 employees in the second quarter of 1997. During the second quarter of 1997, the sales force began rebuilding and three new sales employees were brought on board which management believes will begin to contribute to generating sales revenue.

Services revenues decreased 28.7% from $1,875,000 in the second quarter of 1996 to $1,336,000 in the second quarter of 1997. Year to date, services revenues decreased 38.3% from $4,214,000 in 1996 to $2,601,000 in 1997. The decrease in services revenues is consistent with the year to date decrease in domestic software license revenues. Maintenance revenues increased 5.3% from $1,310,000 in the second quarter of 1996 to $1,380,000 in the same period of 1997. For the first six months of 1997, maintenance revenues remained fairly consistent at $2,644,000 from $2,661,000 for the first six months of 1996. Other revenues decreased 32.4% from $256,000 in the second quarter of 1996 to $173,000 in the second quarter of 1997. Year to date, other revenues decreased 41.4% to $333,000 in 1997 from $568,000 in 1996 primarily due to decreases in certain reimbursable travel charges consistent with the decline in services revenue.

During the second quarter of 1997, the Company continued to see the results of the restructuring of operations initiated during the fourth quarter of 1996. The results included company wide decreases of personnel and related costs totaling approximately $1,556,000 during the first six months of 1997 which were on target with expected results. Company personnel declined 57.3% from 213 employees at June 30, 1996 to 91 employees at June 30, 1997. This decrease in personnel contributed to overall declines in expenses for both second quarter 1997 and year to date 1997.

 Cost of software revenues decreased 72.0% from $511,000 in the second quarter of 1996 to $143,000 in the second quarter of 1997. Year to date, cost of software revenues decreased 82.3% from $1,118,000 in 1996 to $198,000 in 1997. This decrease is a result of a decrease in the amount of amortization of capitalized software from $462,000 in the second quarter of 1996 to $126,000 in the second quarter of 1997. The decrease in amortization resulted from the Company's 1996 write-down of capitalized software costs relating to versions of the Company's TakeControl and Brock Activity Manager product series to net realizable value at December 31, 1996. Third party software and documentation costs decreased 65.3% from $49,000 in the second quarter of 1996 to $17,000 in the second quarter of 1997. For the first six months of 1997 third party software and documentation costs have decreased 73.0% from $115,000 in 1996 to $31,000 in 1997 as a result of fewer software licenses sold. Cost of software revenues include costs of third party software, amortization of capitalized software costs and costs of packaging and documentation materials and related media costs.

Cost of revenues for services decreased 39.6% from $1,609,000 in the second quarter of 1996 to $972,000 in the second quarter of 1997 due to decreases in the number of service personnel and related costs. Year to date, costs of revenues for services decreased 43.8% to $1,928,000 in 1997 from $3,430,000 during the same period of 1996. In the second quarter of 1996 service staff numbered 67 employees compared to 32 employees during the second quarter of 1997. Costs of revenues for maintenance decreased 7.5% from $510,000 in the second quarter of 1996 to $472,000 in the second quarter of 1997. Year to date, costs of revenues for maintenance decreased 10.9% from $1,046,000 in 1996 to $932,000 in 1997. The decrease is primarily due to decreases in support personnel and personnel related costs.

Cost of other revenues decreased 11.9% from $194,000 in the second quarter of 1996 to $171,000 in the second quarter of 1997; and, year to date, decreased 33.5% from $495,000 in 1996 to $329,000 in 1997 due to a decrease in reimbursable travel charges consistent with the decline in services revenue.

Sales and marketing expense decreased 36.9% from $2,393,000 in the second quarter of 1996 to $1,511,000 in the second quarter of 1997. Year to date, sales and marketing expense decreased 53.6% to $2,444,000 in 1997 from $5,272,000 in 1996. The decreases were primarily due to a decrease in commissions associated with the decrease in software sales revenues. There were also decreases in payroll, payroll associated costs, and travel expenses related to the decrease in sales and marketing personnel from 53 employees at June 30, 1996, to 21 employees at June 30, 1997.

The Company's product innovation and development expenditures decreased 68.8% from $1,281,000 in the second quarter of 1996 to $400,000 in the second quarter of 1997. During the second quarter of 1996, $705,000 was capitalized; however, no capitalization was recorded during the second quarter of 1997 because development activities qualifying for capitalization were immaterial. Product development expense, net of costs capitalized, decreased 30.6% from $576,000 in the second quarter of 1996 to $400,000 in the second quarter of 1997 and year to date decreased 15.2% to $924,000 in 1997 from $1,090,000 during the same period of 1996. These decreases were due to the combination of no new costs being capitalized and the decreases in development personnel, personnel related costs and contract services.

General and administrative expenses decreased 33.5% to $699,000 in the second quarter of 1997 from $1,051,000 in the second quarter of 1996. Year to date, general and administrative expenses decreased 3.5% from $1,894,000 in 1996 to $1,828,000 in 1997. The decreases resulted primarily from decreases in personnel and personnel related costs including telephone and insurance.

The above factors combined to result in a decrease of approximately 59.6% in net loss for the second quarter of 1997, from a loss of $604,000 in the second quarter of 1996 to a loss of $244,000 in the second quarter of 1997. Net loss per share for the period decreased from a loss of $0.12 per share for the second quarter of 1996 to a loss of $0.05 for the second quarter of 1997.

BALANCE SHEET

Net accounts receivable decreased 38.7% from $4,120,000 at December 31, 1996, to $2,524,000 at June 30, 1997, as a result of the collection of outstanding receivables and the decrease in sales revenues for the first six months of 1997. Accrued restructuring costs declined 46.5% from $1,111,000 at December 31, 1996 to $594,000 at June 30, 1997 as a result of payments made. The remaining accrual includes $116,000 in severance payable through the end of year, and $478,000 in costs associated with non-cancelable leases which will amortize over the remaining life of the leases. The line of credit, short term note, and long term note all decreased 100% with the March 21, 1997 payoff of all outstanding balances.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and marketable securities of $4,735,000 and believes that its present liquidity position is sufficient to finance the Company's operations during 1997. During the first quarter of 1997, the Company paid off, in full, its outstanding line of credit and note payable, and related interest for a total of $2,199,657. This accounts for the decrease in cash and marketable securities from $6,947,000 at December 31, 1996 compared to $4,735,000 at June 30, 1997. The line of credit has been closed.

As of July 25, 1997, the Company has entered into an option to purchase an internet based software company, Netgain Corporation. Option payments of $285,000 have been made and additional option payments of $70,000 monthly will be made until the exercise of the option, or January 31, 1998, whichever occurs first. If the option is exercised, 200,000 shares of the Company's common stock will be placed in escrow and will be released based upon achievement of targeted revenues realized from sale of Netgain products. Additional shares may be issued depending on the achievement of future revenues from sale of Netgain products. The Company believes its current cash position is sufficient to fund its operations as well as these option payments.

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

Item 5.    Other Information

         Not applicable

Item 6.    Exhibits and Reports on form 8-K

         No reports on Form 8-K were filed during the period

            Exhibit 10.15.  NetGain Option Agreement

            Exhibit 27.     Financial data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BROCK INTERNATIONAL, INC.

DATE:   August 11, 1997                   /s/ Judith A. Vitale
                                          --------------------

                                          Judith A. Vitale
                                          Director of Finance and Administration