Form 10-Q
period 1997-09-30
BROCK INTERNATIONAL INC
filed 1997-11-12
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

         Outstanding as of  November 10, 1997:

         Common Stock, no par value          4,959,878 Shares

                           BROCK INTERNATIONAL, INC.

                                   FORM 10-Q

                    For the quarter ended September 30, 1997


                                     INDEX
                                ---------------

                                                                                   Page No.
                                                                                  --------
Part I.   Financial Information

Item 1.   Financial Statements

          Balance Sheet - December 31, 1996 and September 30, 1997                     3

          Statement of Operations - For the Three and Nine Months ended
            September 30, 1996 and September 30, 1997                                  4

          Statement of Changes in Shareholders' Equity -
            For the Nine Months Ended September 30, 1997                               5

          Statement of Cash Flows - For the Nine Months Ended
            September 30, 1996 and September 30, 1997                                  6

          Notes to Financial Statements                                                7



Item 2.   Management's Discussion and Analysis of                                      8
            Financial Condition and Results of Operations


Part II.  Other Information                                                           12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                            BROCK INTERNATIONAL, INC.
                                  BALANCE SHEET


                                                                               DEC 31,       SEPT 30,
                                                                                 1996          1997
                                                                               -------      ----------
                                                                                            (UNAUDITED)
                                                                                    (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS:
  CASH AND MARKETABLE SECURITIES                                               $ 6,947        $ 5,347
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $1,971 AND $992, RESPECTIVELY                           4,120          1,231
  OTHER ASSETS                                                                     964          1,248
                                                                               -------        -------
                 TOTAL CURRENT ASSETS                                           12,031          7,826
  PROPERTY AND EQUIPMENT, NET                                                    2,906          2,048
  DEFERRED INCOME TAX BENEFIT                                                    1,922          1,922
  SOFTWARE DEVELOPMENT COSTS, NET                                                1,508          1,215
  OTHER LONG TERM ASSETS                                                             0            492
                                                                               -------        -------
                                                                               $18,367        $13,503
                                                                               =======        =======



                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                             $ 1,012        $   595
  ACCRUED RESTRUCTURING COSTS                                                    1,111            461
  DEFERRED REVENUE                                                               1,464          1,172
  ACCRUED EMPLOYEE COMPENSATION
    AND BENEFITS                                                                   680            554
  LINE OF CREDIT AND SHORT TERM NOTE PAYABLE                                     2,058              0
  OTHER ACCRUED LIABILITIES                                                        475            209
                                                                               -------        -------
                 TOTAL CURRENT LIABILITIES                                       6,800          2,991

  NOTES PAYABLE                                                                    125              0

SHAREHOLDERS' EQUITY                                                            11,442         10,512
                                                                               -------        -------
                                                                               $18,367        $13,503
                                                                               =======        =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                      --------------------------    -------------------------
                                       SEPT 30,       SEPT 30,      SEPT 30,        SEPT 30,
                                         1996           1997          1996            1997
                                       --------       --------      --------        --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET REVENUES
  SOFTWARE                             $ 2,532        $   921        $  8,132       $  2,831
  SERVICES                               1,495          1,204           5,709          3,805
  MAINTENANCE                            1,245          1,254           3,906          3,898
  OTHER                                    202            131             770            464
                                       -------        -------        --------       --------
                                         5,474          3,510          18,517         10,998
                                       -------        -------        --------       --------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                               541            156           1,659            354
    SERVICES                             1,305            828           4,735          2,756
    MAINTENANCE                            477            364           1,523          1,296
    OTHER                                  196            131             691            460
  SALES AND MARKETING                    2,779          1,368           8,051          3,812
  PRODUCT DEVELOPMENT                      436            587           1,526          1,511
  GENERAL AND ADMINISTRATIVE             1,316             67           3,210          1,895
                                       -------        -------        --------       --------
                                         7,050          3,501          21,395         12,084
                                       -------        -------        --------       --------

    OPERATING INCOME/(LOSS)             (1,576)             9          (2,878)        (1,086)

INTEREST EXPENSE                           (40)             0            (108)           (40)
INTEREST INCOME                             59             46             173            138
                                       -------        -------        --------       --------
INCOME/(LOSS) BEFORE INCOME TAXES       (1,557)            55          (2,813)          (988)
 INCOME TAX BENEFIT                        574              0           1,055              0
                                       -------        -------        --------       --------
NET INCOME/(LOSS)                      ($  983)       $    55        ($ 1,758)      ($   988)
                                       =======        =======        ========       ========
NET INCOME/(LOSS) PER SHARE            ($ 0.20)       $  0.01        ($  0.35)      ($  0.20)
                                       =======        =======        ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON SHARE EQUIVALENTS           5,000          5,345           5,000          4,956
                                       =======        =======        ========       ========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                             COMMON STOCK                           UNREALIZED
                                        --------------------          ADD'L          LOSS ON
                                                                     PAID-IN        MARKETABLE    RETAINED
                                          SHARES      AMOUNT         CAPITAL        SECURITIES    EARNINGS         TOTAL
                                        ---------     ------         -------        ----------    ---------       -------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1996            4,936,555     $   9          $18,909          ($14)        ($7,462)       $11,442

UNREALIZED LOSS ON
    MARKETABLE SECURITIES                                                                0                              0

EMPLOYEE STOCK PURCHASE                     5,974         0               18                                           18

EXERCISE OF COMMON STOCK
    OPTIONS                                12,000         0               40                                           40

NET LOSS                                                                                              (988)          (988)
                                       ----------     -----          -------          ----         -------        -------

BALANCE AT SEPTEMBER 30, 1997           4,954,529     $   9          $18,967          ($14)        ($8,450)       $10,512
                                       ==========     =====          =======          ====         =======        =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                             ---------------------------------
                                                             SEPT 30, 1996       SEPT 30, 1997
                                                             -------------       -------------
                                                                      (IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                     $    28             $   658
                                                                -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
  SOFTWARE DEVELOPMENT COSTS                                     (2,135)                  0
  PURCHASES OF PROPERTY AND EQUIPMENT                              (835)               (133)
                                                                -------             -------
       NET CASH USED IN INVESTING ACTIVITIES                     (2,970)               (133)
                                                                -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
  BORROWINGS UNDER LINE OF CREDIT                                 2,990                   0
  REPAYMENTS OF BORROWINGS UNDER LINE OF CREDIT                  (2,000)             (1,975)
  BORROWINGS UNDER NOTES PAYABLE                                    250                   0
  REPAYMENTS OF BORROWINGS UNDER NOTES PAYABLE                      (21)               (208)
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                         84                  18
  EXERCISE OF COMMON STOCK OPTIONS                                   59                  40
                                                                -------             -------
       NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES        1,362              (2,125)
                                                                -------             -------
UNREALIZED GAIN ON CASH EQUIVALENTS                                 106                   0
                                                                -------             -------
DECREASE IN CASH                                                 (1,474)             (1,600)
CASH AND MARKETABLE SECURITIES, BEGINNING OF PERIOD               8,137               6,947
                                                                -------             -------
CASH AND MARKETABLE SECURITIES, END OF PERIOD                   $ 6,663             $ 5,347
                                                                =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                -------             -------
  CASH PAID DURING THE PERIOD FOR INTEREST                      $    96             $    84
                                                                =======             =======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BROCK INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

B.       ACCOUNTING POLICIES

         NET INCOME/(LOSS) PER SHARE

         Net income/(loss) per common share is computed by dividing the net income/(loss) by the weighted average common shares outstanding during each period. Common stock equivalents, consisting of common shares issuable upon the exercise of stock options (using the treasury stock method), are not included in the net loss per common share computation as their effect would be anti-dilutive.


         RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosure about Segments of an Enterprise and Related Information. In October 1997, the AICPA issued Statement of Position 97-2, Software Revenue Recognition. All three statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company's financial statements.

ITEM 2.

                            BROCK INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996, AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenues decreased 35.9% from $5,474,000 in the third quarter of 1996 to $3,510,000 in the third quarter of 1997 primarily due to a decrease in international license revenue which included a $1,500,000 license sale in the third quarter of 1996. The Company's quarter to quarter revenues are significantly dependent upon the timing of the closing of license agreements. Year to date, total revenues decreased 40.6% from $18,517,000 in 1996 to $10,998,000 in 1997. The decrease in each of the comparative periods is attributed to lower software and services revenues. Software revenues decreased 63.6% from $2,532,000 in the third quarter of 1996 to $921,000 in the same period of 1997. Year to date, software revenues decreased 65.2% from $8,132,000 in 1996 to $2,831,000 in 1997. The decrease in software license revenues may also be attributed to a smaller sales force of 29 employees in the third quarter of 1996 compared to 15 employees in the third quarter of 1997.

Revenues from international license sales decreased 85.5% from $1,819,000 in the third quarter of 1996 to $264,000 in the corresponding quarter of 1997. This variance is attributed to the large license agreement referenced above. Year to date, revenues from international licenses decreased 66.6% from $4,623,000 in 1996 to $1,544,000 in 1997. As a percentage of total revenues, international license revenues decreased from 33.2% in the third quarter of 1996 to 7.5% in third quarter of 1997, and year to date decreased as a percentage of total revenues from 25.0% in 1996 to 14.0% in 1997. During the third quarter of 1997 there were no sales to customers in any foreign country which were in excess of 10% of total revenues.

Services revenues decreased 19.5% from $1,495,000 in the third quarter of 1996 to $1,204,000 in the third quarter of 1997. Year to date, services revenues decreased 33.4% from $5,709,000 in 1996 to $3,805,000 in 1997. The decrease in services revenues is consistent with the year to date decrease in domestic software license revenues. Maintenance revenues remained consistent with $1,245,000 in the third quarter of 1996 compared to $1,254,000 in third quarter of 1997 and $3,906,000 for the first nine months of 1996 compared to $3,898,000 for the first nine months of 1997. Other revenues decreased 35.1% from $202,000 in the third quarter of 1996 to $131,000 in the third quarter of 1997. Year to date, other revenues decreased 39.7% from $770,000 in 1996 to $464,000 in 1997 primarily due to decreases in certain reimbursable travel charges consistent with the decline in services revenue.

During the third quarter of 1997, the Company continued to see the results of the restructuring of operations initiated during the fourth quarter of 1996. Company personnel declined 50.3% from 179 employees at September 30, 1996 to 89 employees at September 30, 1997. This decrease in personnel contributed to overall declines in expenses for both third quarter 1997 and year to date 1997.

Cost of software revenues decreased 71.2% from $541,000 in the third quarter of 1996 to $156,000 in the third quarter of 1997. Year to date, cost of software revenues decreased 78.7% from $1,659,000 in 1996 to $354,000 in 1997. This decrease is a result of a decrease in the amount of amortization of capitalized software from $538,000 in the third quarter of 1996 to $126,000 in the third quarter of 1997. The decrease in amortization resulted from the Company's 1996 write-down of capitalized software costs relating to versions of the Company's TakeControl and Brock Activity Manager product series to net realizable value at December 31, 1996. For the first nine months of the year, third party software and documentation costs have decreased 48.3% from $118,000 in 1996 to $61,000 in 1997 consistent with the decline in software revenues. Cost of software revenues include costs of third party software, amortization of capitalized software costs and costs of packaging and documentation materials and related media costs.

Cost of revenues for services decreased 36.6% from $1,305,000 in the third quarter of 1996 to $828,000 in the third quarter of 1997 due to decreases in the number of service personnel and related costs. Year to date, cost of revenues for services decreased 41.8% from $4,735,000 in 1996 to $2,756,000 in 1997. In the third quarter of 1996 service staff numbered 51 employees compared to 31 employees during the third quarter of 1997. Cost of revenues for maintenance decreased 23.7% from $477,000 in the third quarter of 1996 to $364,000 in the third quarter of 1997. Year to date, cost of revenues for maintenance decreased 14.9% from $1,523,000 in 1996 to $1,296,000 in 1997. The decrease is primarily due to decreases in support personnel and personnel related costs.

Cost of other revenues decreased 33.2% from $196,000 in the third quarter of 1996 to $131,000 in the third quarter of 1997; and, year to date, decreased 33.4% from $691,000 in 1996 to $460,000 in 1997 due to a decrease in reimbursable travel charges.

Sales and marketing expense decreased 50.8% from $2,779,000 in the third quarter of 1996 to $1,368,000 in the third quarter of 1997. Year to date, sales and marketing expense decreased 52.7% from $8,051,000 in 1996 to $3,812,000 in 1997. The decreases were primarily due to a decrease in commissions associated with the decrease in software sales revenues. There were also decreases in payroll, payroll associated costs, and travel expenses related to the decrease in sales and marketing personnel from 40 employees at September 30, 1996, to 23 employees at September 30, 1997.

The Company's product innovation and development expenditures decreased 52.6% from $1,238,000 in the third quarter of 1996 to $587,000 in the third quarter of 1997. During the third quarter of 1996, $802,000 was capitalized; however, no capitalization was recorded during the third quarter of 1997 because development activities qualifying for capitalization were immaterial. Product development expense, net of costs capitalized, increased 34.6% from $436,000 in the third quarter of 1996 to $587,000 in the third quarter of 1997 due to no new costs being capitalized in 1997. Due to the combination of no new costs being capitalized and the decreases in development personnel, personnel related costs and contract services, year to date product development expenditures remained consistent at $1,526,000 in 1996 compared to $1,511,000 in 1997.

General and administrative expenses decreased 94.9% from $1,316,000 in the third quarter of 1996 to $67,000 in the third quarter of 1997. Year to date, general and administrative expenses decreased 41.0% from $3,210,000 in 1996 to $1,895,000 in 1997. The decreases are attributed to a decrease in bad debt expense consistent with the decrease in revenue and a favorable settlement of a legal dispute which resulted in a $603,000 credit to G&A expense during the third quarter of 1997. Decreases in personnel and personnel related costs including telephone and insurance also contributed to the lower G&A expenses.

The above factors combined to result in a net income of $55,000 in the third quarter of 1997 compared to a net loss of $983,000 in the third quarter of 1996, and a net income per share of $.01 for the third quarter of 1997 compared to a net loss per share of $.20 for the for the third quarter of 1996. Year to date, net loss decreased 43.8% to a net loss of $988,000 in 1997 compared to a net loss of $1,758,000 in 1996. Year to date, net loss per share decreased 42.9% to a net loss of $0.20 per share in 1997 compared to a net loss of $0.35 per share in 1996.

BALANCE SHEET

Net accounts receivable decreased 70.1% from $4,120,000 at December 31, 1996, to $1,231,000 at September 30, 1997, as a result of the collection of outstanding receivables and the decrease in revenues for the first nine months of 1997. Accrued restructuring costs declined 58.5% from $1,111,000 at December 31, 1996 to $461,000 at September 30, 1997 as a result of payments made. The remaining accrual includes $59,000 in severance payable through the end of year, and $402,000 in costs associated with non-cancelable leases which will amortize over the remaining life of the leases. The line of credit, short term note, and long term note all decreased 100% with the March 21, 1997 payoff of all outstanding balances.



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and marketable securities of $5,347,000 and believes that its present liquidity position is sufficient to finance the Company's operations through 1998. During the first quarter of 1997, the Company paid off, in full, its outstanding line of credit and note payable, and related interest for a total of $2,199,657. The line of credit has been closed.

As of July 25, 1997, the Company entered into an option to purchase an internet based software company, Netgain Corporation. Option payments of $492,000 have been made and recorded as other long term assets and additional option payments of $70,000 monthly will be made until the exercise of the option, or January 31, 1998, whichever occurs first. If the option is exercised, 200,000 shares of the Company's common stock will be placed in escrow and will be released based upon achievement of targeted revenues realized from sale of Netgain products. Additional shares may be issued depending on the achievement of future revenues from sale of Netgain products.

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

         Not applicable


Item 5.    Other Information

         Not applicable


Item 6.    Exhibits and Reports on form 8-K

         (a) Exhibits - 27 Financial Data Schedule (for SEC purposes only).

         (b) No reports on Form 8-K were filed during the period

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BROCK INTERNATIONAL, INC.



DATE:   November 11, 1997           /s/ Judith A. Vitale
                                    --------------------
                                    Judith A. Vitale
                                    Director of Finance and Administration