Form 10-K405
period 1997-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 1998-03-27
CIK 897078

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the transition period from         to         .
                                        --------  ---------

                         Commission File Number: 0-21202
                                                 -------

                          FIRSTWAVE TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                                    58-1588291
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

2859 PACES FERRY ROAD, SUITE 1000, ATLANTA GEORGIA                        30339
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1998: approximately $16,091,160.

 Number of shares of Common Stock outstanding as of March 23, 1998:  5,104,041.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 1998 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the 1997 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998 are not deemed to be filed as part of this Report.




                                     PART I

ITEM 1.  BUSINESS.

This section and other parts of this Form 10-K contain forward-looking statements that involve uncertainties and risk. Firstwave Technologies, Inc.'s results may differ from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below and the details in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

Effective March 1, 1998, the Company changed its name from Brock International, Inc. to Firstwave Technologies, Inc. The name change results from the acquisition of Netgain(TM) Corporation and expansion strategies including the launch of a new product suite, Netgain(TM) Enterprise. Firstwave embraces the entrepreneurial spirit and advanced technology of the energetic Netgain team, while leveraging Brock's strengths as an established international company.

Firstwave Technologies, Inc. provides innovative customer information software to global enterprises selling through multiple channels. The company markets three product lines: Netgain(TM) Enterprise, Takecontrol(R) and Firstwave for Unix. Its Netgain Enterprise suite of Internet-based customer information software is the first to extend the sales team to include indirect channels and other business partners. Netgain will be available in 1998. Takecontrol is a Windows based integrated client/server sales, marketing and customer support solution that supports sales and marketing automation needs in multiple industries. The Unix product line is a traditional UNIX character base sales, marketing and customer service solution. All product lines assist companies in optimizing customer relationships and revenues. Firstwave's software products operate on a wide range of hardware platforms, including Hewlett-Packard Corporation, IBM, Sun Microsystems, Digital Equipment Corporation and others, and personal computers.

COMPANY STRATEGY

Firstwave's vision is leading the market toward a new customer information platform based on Internet technologies. The current generation of customer information systems was designed to bridge communication gaps between a company's internal departments such as marketing, sales and technical support. Due to limitations of client/server technologies, these systems have not extended critical information to indirect channels and other partners who exist outside the boundaries of today's corporations. These partners include suppliers, resellers, dealers, systems integrators and other sales influencers throughout the `extended enterprise'. Because Netgain Enterprise uses the Internet as its platform, the knowledge and experience of the entire sales team is combined for a more focused, unified effort. Firstwave believes the ability to deploy a Customer Information System application through a standard web browser creates an entirely new and viable channel management opportunity. By having a solution that enables a virtual team-selling environment, Netgain Sales users, as well as their business partners, will be better positioned to win against their competition.

The revenues and relationships of the Company's existing business provide a sound platform for launching new products and services. However, the Company will remain dedicated to the thousands of people who are currently using Firstwave products in 20 countries. The Company is committed to continued support and development of the products it is selling today. The Company will continue to maintain our Unix products, provide award-winning Takecontrol(R) client/server applications, support Year 2000 requirements, remain compatible with the most popular database managers and operating systems, and provide personal service whenever customers need it.

PROVIDING VALUE-ADDED SERVICES AND ENHANCEMENTS TO EXISTING CUSTOMERS.

Firstwave focuses on providing value to its existing customers by offering an array of post-sale consulting, training, and support services. Because the Company's customers use Firstwave products to support strategic and mission-critical aspects of their businesses, a high level of customer service is critical to customer satisfaction in the Company's market. Management believes that the Company's commitment to service and support has been and will continue to be a significant element of its business strategy. Firstwave's Professional Services Organization provides consulting and technical assistance to the Company's customers through fee-based consulting, system installation and configuration, training and system support services. The Company seeks to differentiate itself from its competitors by offering superior customer service.

NETGAIN ENTERPRISE IMPLEMENTATION

Firstwave's strategy is to offer complete implementation packages with a focus on rapid implementation. In addition, the company is offering a certification plan to third party systems integrators and consulting firms that will allow them to provide Netgain implementation services.

LEVERAGE STRATEGIC ALLIANCES.

The sales performance solutions the Company delivers to customers are a combination of Firstwave's and various strategic alliance partners. The Company seeks to select strategic partners who are best in-class providers of hardware, software, telephony and consulting. Alliance partners provide value-added offerings to supplement functionality or joint marketing and lead generation opportunities or system integration expertise. The Company has also developed interfaces with many complementary software offerings like Microsoft Outlook, Microsoft Word, Microsoft Access and Seagate's Crystal Reports. The Company expects to continue to integrate with other complementary offerings.

EXPANDING INTERNATIONAL OPERATIONS

In 1997, the Company derived approximately 34% of its total revenues from the international segment of its business. This compares with approximately 33% and 21% of its revenues in 1996 and 1995, respectively. Management believes that Firstwave is positioned to take advantage of the international, enterprise Internet market opportunity over the next several years. The Netgain architecture facilitates easy translation of the system's applications, menus, screens and reports into many foreign languages without the need for source code alterations.

The Company's strategy for expanding its international operations involves maintaining a core group of trained affiliates, primarily with non-exclusive territorial rights, who demonstrate commitment to customer service and support. The Company has established a network of international affiliates serving customers in 20 different countries and it continues to seek qualified international affiliates. Prior to being authorized to market Firstwave products, potential international affiliates are required to participate in Company-sponsored certification sessions.

SOFTWARE PRODUCTS

Firstwave's systems consist of three families of software applications, the Takecontrol series, the Unix series and the soon to be released Netgain series. All products feature integrated modules that address the complete sales cycle: lead generation, lead qualification, account management (both in-house sales and field sales), and post-sale customer support. The Takecontrol product is an integrated client/server sales, marketing and customer service solution. The Unix product is a character-based Unix system. The systems' open architecture, modular design and use of relational databases provide an integrated approach to enterprise-wide information management, yet allow customers to automate a single departmental function first and then expand incrementally to company-wide applications by adding modules and users.

In 1998 Firstwave will introduce, according to a phased delivery schedule, an additional product line, Netgain Enterprise, also a customer information system suite, but designed and built for optimal performance on Internet/Intranet infrastructures.

TAKECONTROL SOFTWARE ARCHITECTURE

The Takecontrol product series was developed specifically for the client/server model of computing in an occasionally connected environment. The product takes advantage of many technologies including the Company's application development environment, ToolShop, standard Microsoft Windows GUI, Internet protocols, and a variety of relational databases, including Microsoft SQL Server and Access, Oracle, Sybase and Informix.

Firstwave system administrators can readily modify applications, menus, screens and database access methods from within the product. ToolShop is provided with each license and includes tools for building unique customizations, add-on enhancements and integrated applications to legacy systems.

The modules of the Takecontrol series are described below.

Marketing/Call Center. This tailored solution allows users to generate, track, manage and report on leads as they develop through each stage of the sales cycle using sophisticated database marketing tools. In-house sales, telesales and field sales professionals can use the Marketing module to organize and coordinate the effective use of imported lists and/or internal data through campaign and project management. Shared and/or dedicated telemarketing call queues and targeted direct mailing lists allow representatives to maintain account information and comprehensive account histories in addition to generating new leads. The module contains extensive reporting features to allow managers to effectively monitor marketing and telemarketing efforts. The Takecontrol Web module captures leads directly from the Internet and a flexible but powerful filter application pre-qualifies the incoming leads prior to inclusion in the customer's database.


Sales. This solution provides the mobile or inside sales professional with sophisticated sales and marketing system on a laptop or desktop computer. It gives the remote sales professional a complete set of sales performance tools for opportunity management, account management and sales planning and forecasting. The module features a centralized relational database with integral functions to manage lead qualification, opportunity management, strategic selling, activity scheduling, reporting, forecasting and sales analysis and integrates with corporate information systems facilitating the flow of information across the sales, marketing and customer service departments. Sales reps have access to a sales reference library and can access information on objection handling, pricing, competitors and prospect histories. The module provides a sophisticated data synchronization facility that permits the sales professional to easily make updates to the corporate database and his or her local database to ensure data integrity and consistency.

Customer Service. Companies can focus on and improve customer satisfaction by reliably capturing and tracking incoming customer calls, prioritizing customers' problems and assigning problems to the correct customer service representative for an appropriate and timely response. Cases are tracked and monitored based on severity and can be automatically escalated based on customer specific criteria. The module's problem-tracking database, an on-line information source containing all known support problems with their proven solutions, provides information to customer service representatives for solving technical, training and documentation-related problems. The Customer Support/Help Desk module also includes extensive reporting capabilities so managers can monitor the volume of call activity, response time and customer service representative productivity. The Web Support module allows customers to access and add to their case information via the Internet thereby reducing telephone call overhead.

SERVICES

Management believes that the need for expertise in installing, customizing and using sales, marketing and customer service systems will grow as the sophistication of software solutions increases due to product evolution and as software is increasingly employed as a strategic sales tool. The Company seeks to differentiate itself from other providers of sales, marketing and customer service software by offering an array of specialized professional services on a fee basis. Firstwave's services consist of (i) education and training services,
(ii) implementation, (iii) customization, and (iv) technical support services.

EDUCATION AND TRAINING

Firstwave's comprehensive customer training program is designed to accommodate the diverse needs of its customers and includes a series of five-day "core" classes, as well as one-, two- and three-day "elective" courses targeted at specific needs identified by the Company's customer base. Courses are held on a regularly scheduled basis at the Company's Atlanta headquarters and at customer sites upon request. Firstwave charges its customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, the Company charges a per-day rate for a set number of attendees.

The curriculum for Netgain consists of Netgain Sales and Netgain Workbench. The classes may be conducted at Firstwave, the customer site or via the web. Netgain Sales is intended for individuals who will use the application to create and maintain customer relationships through all phases of the sales cycle. Netgain Workbench is for individuals who will setup, maintain and administer the Netgain Sales application. All participants of the Workbench class will be administered certification tests upon completion of the course.

The Company's core curriculum consists of: Takecontrol Application classes for each module, ToolShop Design Environment I & II, Systems Management for Client/Server, Data Synchronization Configuration and Unix Activity Manager Essentials. The core courses provide information on system and database administration and the use of Firstwave application and development tools, including the ToolShop, to tailor the standard modules. Shorter elective classes include such topics as Capabilities Overview for Managers and End-User Training.


PROFESSIONAL SERVICES ORGANIZATION

The purpose of Professional Services is to facilitate the customer's successful implementation and full utilization of Firstwave software products and to accelerate the implementation process. The organization also provides value to its customers by assisting them in the transition to Internet applications, open systems and client/server architectures. Firstwave uses its Professional Services Organization as a logical extension of its sales force and believes that having an established Professional Services Organization differentiates the Company from most of its competitors. Typical services provided include systems analysis, specification development, installation planning and coordination, installation, database configuration, screen and report tailoring, application development, data conversion, systems interconnectivity, project management and other special processing requirements related to the implementation of Netgain, the Takecontrol series and the Firstwave for Unix series. Professional services are charged on a time and expenses basis.

CUSTOMER SUPPORT

Firstwave's Customer Support Group uses the Customer Support module to provide individualized customer support. The use of the Customer Support/Help Desk module provides customer support representatives with access to a problem-tracking database that includes an on-line problem-solving library for quick resolution of inquiries and technical problems and maintains a library of product enhancement requests from customers and Firstwave employees. Each customer support representative has immediate access to the customer's account history while engaged in resolving the customer's problem. In addition to hotline telephone services, customer support also includes the provision of updates and enhancements of Firstwave products and related documentation.

The Company routinely monitors the effectiveness of its Customer Support Group. Firstwave has implemented a system in which the customer assigns a priority to each call placed to the support team. For classes conducted at customer sites, the Company charges a per-day rate for a set number of attendees. The Company also provides "How Are We Doing?" surveys each week to randomly selected customers to evaluate the quality and effectiveness of its Technical Support Group, as well as its timeliness.

Management believes that the emphasis the Company places on the customer support function further differentiates it from most other sales and marketing software providers. Customer support is offered as part of an annual maintenance fee and therefore generally is not charged separately on an hourly or other basis.

SOURCES OF REVENUE, PRICING AND MATERIAL TERMS OF LICENSING AGREEMENTS

Software revenues consist of license fees for the Takecontrol and Unix series. The Company also receives revenues from third-party software. Customers pay a license fee for the software based upon the number of licensed users. Firstwave's pricing is structured so that the licensing of greater numbers of users within a customer's organization results in a decreasing per-user cost to that customer.

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

The Company's maintenance revenues are derived from the provision of: (i) customer support in the form of "hotline" telephone services and (ii) updates and enhancements of products and related documentation. Customers are provided maintenance and support services for an annual fee. This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days notice to the customer.

The "other" category of revenues consists of miscellaneous other revenues, including certain reimbursable travel charges.

CUSTOMERS

The Company markets its product as a cross-industry solution for sales, marketing, and service information management. The wide range of companies that use one or more modules demonstrates the broad applicability of the Company's product lines. The Company currently has systems installed in many industries, including manufacturing, financial services, communications, computers and software, travel and hospitality and retail. While the Company's customer base includes many Fortune 1000 companies, the Company's per-user-pricing strategy makes its products economical for smaller companies as well. The Company has licensed its products to thousands of customers in hundreds of enterprises since its inception.

SALES AND MARKETING

The Company markets and sells its products and services to the North American marketplace through direct and indirect channels. Internationally the products and services are sold through indirect channels. The U.S. direct channel is supported by 18 sales and marketing professionals as of December 31, 1997.

The sales cycle for new customers averages six months after lead generation and typically includes a session defining the prospect's requirements, which is sometimes followed by sessions demonstrating a customized version of the system tailored to the prospect's needs. Sales representatives are assisted by a team of applications consultants to provide assistance for customized presentations.

The Company's marketing department is responsible for generating leads through advertising, public relations, trade shows and seminars, strategic partnerships and direct mail. The marketing department is also an end-user of the Company's products for database marketing, telemarketing and lead tracking and analysis. The telemarketing organization assists the account executives with lead qualification and territory management. Leads that are not sufficiently qualified for sales follow-up are kept in the database and regularly contacted by the market development organization.

In addition the marketing department is responsible for market positioning and strategy, product management, market research and competitive analysis and provides competitive, customer and prospect input into the Company's product development efforts.

STRATEGIC ALLIANCES

The Company believes that additional sales can be gained from maintaining strategic alliances, primarily in the form of lead referral and co-marketing arrangements, with various vendors of hardware, relational databases and other software. Firstwave presently maintains such relationships with Microsoft, IBM, Oracle and others. The Company also serves as a value-added reseller of Informix, Oracle and Sybase databases. While management believes that the Company's current relationships with these vendors are strong, there can be no assurance that one or more of these companies will not begin to market sales and marketing software products in competition with the Company or otherwise discontinue their relationships with or support of the Company.

PRODUCT INNOVATION AND DEVELOPMENT

The Company plans to propel growth with innovative products based on the Netgain architecture. In conjunction with a new corporate identity campaign, the Company is launching Netgain Enterprise(TM), the first enterprise customer information system built specifically to leverage Internet technologies. Firstwave's primary market is major companies selling through multiple channels. Netgain fits these organizations better than the current generation of client/server systems. It is designed to support all revenue-oriented people in a customer's extended enterprise - including customer service and marketing professionals, managers, the direct sales force, indirect channels, distributors, dealers, suppliers, and other business partners. Netgain is highly intuitive and easy to use, and the architecture facilitates a dramatically lower total cost of ownership for customers.

ONGOING SYSTEM ENHANCEMENTS

Firstwave was the first enterprise class customer information systems vendor to integrate Microsoft(R) Outlook(TM) 97 with a sales & marketing automation solution. This year Firstwave released Takecontrol(R)'97.1, which includes integration into the popular Microsoft Office 97 application suite and Microsoft's newest desktop information manager, Outlook 97.

Firstwave also released Takecontrol(R)'98, a major upgrade to its award winning flagship product. This release added several innovative capabilities to the full function Takecontrol suite. Some of the major enhancements include year 2000 compliance, a web-based marketing encyclopedia and graphical, funnel management capabilities. Following industry guidelines supplied by industry analysts Firstwave added year 2000 compliance to the product. This enables customers to properly handle date information and ensures all existing data is processed properly for the new millennium. Takecontrol'98 also incorporated a web-based, marketing encyclopedia add-on module called NewsSt@nd. This intelligent-agent technology monitors and gathers customer, partner and competitive information and delivers it to the end user automatically. NewsSt@nd provides the right information at the right time, giving the sales representatives an edge over the competition. Another feature added to Takecontrol '98 was Takecontrol Web(TM). This feature enhances the current marketing application by allowing companies to automatically qualify leads generated through their website. For example, lead information from prospects visiting a company's web-site is automatically transferred to the appropriate contact in sales or marketing for further qualification. Takecontrol Web also leverages existing customer support investments by allowing users to log questions, view case information and communicate with support reps, all via the Internet. New graphical, funnel management capability has also been added. Sales representatives can graphically display their pipeline in the new sales funnel. This new feature displays account progression at user defined stages and provides drill-down capabilities. Managers and sales representatives have easy access to their pipelines, enabling them to focus on opportunities approaching the closing stage.

COMPETITION

The Company faces competition from a variety of software vendors, including sales automation and customer support software vendors and software tools vendors.

In the sales automation software market, the Company faces competition from Siebel, Aurum, Onyx, Pivotal Software and Vantive. In this market, primary competitive factors include breadth and completeness of the customer interaction solution offered by each vendor, the technological architecture--including the underlying development environment used to construct the software application and the flexibility to customize to specific business needs and the ability to implement the solution and support the customer.

In the integrated, multi-national customer information systems market in which the Company competes, there are an increasing number of vendors vying for market share. In addition, the sophistication of such solutions can require a professional services staff for the product to be effectively implemented, customized and supported if the customer does not have such qualified staff in-house or available for the project.

The Company's products compete on the basis of product flexibility, customization capability, application features, platform configurations, value, and customer service. Management believes the Company's products compete favorably with respect to these factors. Some of the Company's existing competitors, as well as a number of potential market entrants, have larger technical staffs, larger marketing and sales organizations and greater financial resources than the Company.

Certain of the Company's competitors also provide cross-industry solutions, while others focus on specific markets such as the pharmaceutical industry. There can be no assurance that the Company will be able to achieve the innovative product development necessary to maintain competitive advantage.

PROPRIETARY RIGHTS AND LICENSES

Firstwave employs an on-line code management system, which requires successful accessing of a series of permission levels prior to modifying the source code, to protect the proprietary nature of its intellectual property. The Company also depends upon a combination of trade secret, copyright and trademark laws, license agreements, non-disclosure and other contractual provisions with customers and employees to protect its proprietary rights in its products. The Company also maintains confidentiality agreements with its employees. Because the Company's product allows customers to customize their applications without altering the source code, the source code for the Company's products is neither licensed nor provided to customers, although the Company has contractually agreed in certain instances to have its source code held in escrow by a third party. Notwithstanding these precautions, it may be possible for unauthorized persons to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

EMPLOYEES

As of December 31, 1997, the Company employed 78 persons, including 18 sales and marketing professionals, 34 service and support representatives, 14 administrative personnel and 12 persons involved in product innovation and development. Management believes that the Company's future growth and success will depend on its ability to retain and to continue to attract highly skilled and motivated personnel in all areas of its operations. Effective January 1, 1998, as a result of the acquisition of Netgain Corporation, the Company added 10 additional employees, including 9 persons involved with product innovation and development and 1 sales person.





ITEM 2.  PROPERTIES.

As of December 31, 1997 the Company's headquarters and principal operations were located in approximately 50,000 square feet of leased office space, of which, approximately 20,000 square feet was subleased. The office building is located in metropolitan Atlanta, Georgia.




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

The Company's Common Stock trades on the NASDAQ Stock Market, Inc.

The following table shows the price range of the Company's Common Stock (high and low bid information) for the indicated fiscal quarters. The prices represent quotations between dates and do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

1997                  First         Second      Third         Fourth       1996          First       Second       Third     Fourth
----------------------------------------------------------------------     ---------------------------------------------------------
High                 $ 4.50        $ 6.5000    $ 5.75        $ 5.2500      High        $ 11.25       $ 8.75      $ 7.50     $ 4.875
Low                  $ 3.00        $ 2.1875    $ 4.50        $ 3.4375      Low         $  6.25       $ 6.50      $ 4.25     $ 2.875
----------------------------------------------------------------------     ---------------------------------------------------------

As of December 31, 1997 there were approximately 104 shareholders of record and approximately 1725 persons or entities that hold common stock in nominee name. There were no dividends declared during 1997 or 1996.




ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data about the Company for each of the last five fiscal years. The information presented below has been derived from the Company's audited Financial Statements.

                                                              For the Year Ended December 31,
                                                          (In thousands, except per share amounts)

                                                    1997       1996        1995        1994        1993
                                                 ---------------------------------------------------------
    Net revenues                                 $ 15,848    $ 23,222    $ 28,001    $ 30,697    $ 25,465
    Income (loss) before income taxes              (1,377)    (10,115)     (4,928)        737       4,407
    Income tax (provision) benefit                   (133)      1,055       1,837        (192)     (1,549)
    Net income (loss)                              (1,510)     (9,060)     (3,091)        545       2,858
    Basic net income (loss) per common share        (0.30)      (1.81)      (0.63)       0.11        0.69
    Diluted net income (loss) per common share      (0.30)      (1.81)      (0.63)       0.11        0.66
    Total assets                                   14,286      18,367      26,045      29,127      27,591
    Total non current liabilities                     -           125         -           960         906
    Common stock subject to repurchase           $    300  $      -    $      -         $ -         $ -
    Weighted average common and common
       share equivalents                            5,035       5,000       4,932       4,960       4,339

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 1996 to 1997. Certain percentage columns do not add to 100% due to rounding.

                                           Year Ended December 31,                     % Change
                                  -----------------------------------------        ------------
(in thousands)                     1997                  1996                      1996 to 1997
-------------------------------------------------------------------------          ------------
Revenues
     Software                   $  5,239       33.1%  $  9,834      42.3%           -46.7%
     Services                      4,810       30.4%     7,267      31.3%           -33.8%
     Maintenance                   5,189       32.7%     5,143      22.1%             0.9%
     Other                           610        3.8%       978       4.2%           -37.6%
                                --------------------  -------------------           ------
          Net revenues            15,848      100.0%    23,222     100.0%           -31.8%
                                --------------------  -------------------           ------

Costs and expenses
     Cost of revenues
          Software                   675        4.3%     4,883      21.0%           -86.2%
          Services                 3,528       22.3%     5,908      25.4%           -40.3%
          Maintenance              1,687       10.6%     2,002       8.6%           -15.7%
          Other                      606        3.8%       895       3.9%           -32.3%
     Sales and marketing           6,012       37.9%    10,083      43.4%           -40.4%
     Product development           2,003       12.6%     2,010       8.7%            -0.3%
     General & administrative      2,186       13.8%     6,027      26.0%           -63.7%
     In process research and
       development                   696        4.4%         0       0.0%           100.0%
     Restructuring                     0        0.0%     1,598       6.9%          -100.0%
                                --------------------  -------------------           ------
Operating loss                    (1,545)      -9.7%   (10,184)    -43.8%           -84.8%
                                --------------------  -------------------           ------
Interest income net                  168        1.1%        69       0.3%           143.5%
                                --------------------  -------------------           ------
Loss before income taxes        $ (1,377)      -8.7%  $(10,115)    -43.6%           -86.4%
                                --------------------  -------------------           ------


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

1997 COMPARED TO 1996

The Company implemented a restructuring plan in December 1996 that was designed to restore financial health and lay the foundation for future growth. See Note 12 of Notes to Financial Statements for details and information regarding one-time expenses associated with the restructuring. The plan for 1997 was to stabilize operating performance, leverage assets, make progress toward profitability each quarter, while developing the capacity for future growth. The Company accomplished these goals during 1997. While revenues decreased from 1996, they, along with expense reductions, were on target with the plan. The reduction in personnel and enhancements in expense management included in the restructuring plan are the primary reasons for the overall decreases in expenses.

Total revenues decreased 31.8% from $23,222,000 in 1996 to $15,848,000 in 1997 as a result of decreased software, services and other revenues. Software revenues decreased 46.7% from $9,834,000 in 1996 to $5,239,000 in 1997 primarily as a result of fewer licenses sold to new customers. Revenues from international software licenses decreased 39.4% from $5,471,000 in 1996 to $3,314,000 in 1997, and decreased as a percentage of total revenues from 23.6% in 1996 to 20.9% in 1997. However, total revenues from international sources, which includes maintenance, software license fees and customizations, remained consistent at 33.9% of total revenues in 1997 compared to 33.3% in 1996.

Services revenues decreased 33.8% from $7,267,000 in 1996 to $4,810,000 in 1997 primarily due to the decrease in software license revenues. Maintenance revenues increased slightly from $5,143,000 in 1996 to $5,189,000 in 1997. Other revenues decreased 37.6% from $978,000 in 1996 to $610,000 in 1997 primarily due to decreases in certain reimbursable travel charges.

While revenues declined on an annual basis, the Company showed improvement in the fourth quarter of 1997 when compared to third quarter 1997 and fourth quarter 1996. Fourth quarter 1997 total revenues increased 38.2% over third quarter 1997 and 3.1% over fourth quarter 1996. Software revenues for fourth quarter 1997 increased 161.5% over third quarter 1997 and 41.5% over fourth quarter 1996 as a result of increased international revenue.

Costs of software revenues decreased 86.2% from $4,883,000 in 1996 to $675,000 in 1997 and, as a percentage of software revenues, decreased from 49.7% in 1996 to 12.9% in 1997. The decreases were primarily due to an adjustment in 1996 of approximately $2,583,000 to write down remaining capitalized software to net realizable value, as well as, the associated decrease in the amount of amortization of capitalized software costs from $2,080,000 in 1996 to $419,000 in 1997. Costs of software revenues include costs of third-party software, amortization of capitalized software costs, and costs of packaging and documentation materials and related media costs.

Costs of revenues for services decreased 40.3% from $5,908,000 in 1996 to $3,528,000 in 1997 due to decreases in service personnel, and personnel related costs. Costs of revenues for services as a percentage of services revenues decreased from 81.3% in 1996 to 73.3% in 1997. Costs of revenues for maintenance decreased 15.7% from $2,002,000 in 1996 compared to $1,687,000 in 1997. Costs of revenues for maintenance as a percentage of maintenance revenues also decreased from 38.9% in 1996 compared to 32.5% in 1997. Costs of other revenues decreased 32.3% from $895,000 in 1996 to $606,000 in 1997 due to a decrease in certain reimbursable travel charges.

Sales and marketing expenses decreased 40.4% from $10,083,000 in 1996 to $6,012,000 in 1997, and decreased as a percentage of total revenues from 43.4% in 1996 compared to 37.9% for 1997. The decrease is primarily due to decreases in sales commissions consistent with decreases in software license revenues and decreases in personnel and personnel related costs including travel.

The Company's product innovation and development expense, net of costs capitalized, including the write-off of in process research and development costs of $696,000, increased 34.3% from $2,010,000 in 1996 to $2,699,000 in
1997, and increased as a percentage of total revenues from 8.7% in 1996 to 17.0% in 1997. The Company capitalized additional product development expenditures of $2,657,000 in 1996. No additional capitalization was recorded during 1997 because development activities qualifying for capitalization were immaterial. The increase in net cost is primarily due to the combination of no new costs being capitalized and the in process research and development one time charge of $696,000 related to the acquisition of Netgain Corporation during fourth quarter 1997. See Note 13 of Notes to Financial Statements. The acquisition of Netgain Corporation has given the Company capacity for future growth.

General and administrative expenses decreased 63.7% from $6,027,000 in 1996 to $2,186,000 in 1997. As a percentage of total revenues, general and administrative expenses decreased from 26.0% in 1996 to 13.8% in 1997. These decreases resulted from decreases in bad debt expense consistent with the decrease in revenue, a favorable settlement of a legal dispute which resulted in a $603,000 credit to G&A expense during the third quarter of 1997, rent expense related to reduction in office space as a result of restructuring, and decreases in personnel and related costs.

Interest income decreased 7.6% from $225,000 in 1996 to $208,000 in 1997, due to decreased interest on invested cash balances. Interest expense decreased 74.4% from $156,000 in 1996 to $40,000 in 1997, due to the March 1997 payment in full of the outstanding line of credit balance and equipment note payable.




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

BALANCE SHEET

Net accounts receivable decreased 26.0% from $4,120,000 at December 31, 1996 to $3,047,000 at December 31, 1997 as a result of the collection of outstanding receivables and the decrease in revenues during 1997. The line of credit, short-term note, and long term note all decreased 100% with the March 21, 1997 payment of all outstanding balances. Accrued restructuring costs decreased 70.7% from $1,111,000 at December 31, 1996 to $325,000 at December 31, 1997 as a
result of payments made. The remaining accrual is primarily related to costs associated with non-cancelable leases, which will amortize over the remaining life of the leases.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash of $174,000 and marketable securities of $4,795,000. Cash provided by operating activities was $663,000 and $172,000 for 1997 and 1996, respectively. Cash provided by (used in) investing activities was $284,000 and ($714,000) for 1997 and 1996, respectively. Cash used to purchase property and equipment was $261,000 and $869,000, respectively, for 1997 and 1996. Cash (used in) provided by financing activities was ($1,877,000) and $1,363,000 for 1997 and 1996, respectively. The Company had no line of credit agreement or notes payable at December 31, 1997.

In March 1998, the Company executed a $3,000,000 line of credit arrangement with a bank. The line of credit bears interest at the prime rate plus 1% and reduces to the prime rate upon the Company's attainment of quarterly income objectives. The line of credit is a one year agreement and expires March 1999.

Funds generated from operations and the net proceeds from the Company's initial public offering, were sufficient to finance the Company's operations during 1997. The Company believes that funds generated from operations, cash on hand, and the newly established line of credit agreement will sufficiently fund the operations for 1998 and beyond. The Company has no material commitments for capital expenditures. The Company's product line is currently Year 2000 compatible. A review of Year 2000 compatibility for the Company's internal systems revealed some internal systems are not yet Year 2000 compliant, however, the cost to comply has been determined to be immaterial. Management does not believe that inflation has historically had a material effect on the Company's results of operations.

QUARTERLY RESULTS

The tables below set forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 1997. This information has been prepared by the Company on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Company's Financial Statements and Notes thereto. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                          1997 QUARTER ENDED
                                                           ---------------------------------------------------
                                                           March 31,     June 30,       Sept 30,       Dec 31,
                                                           ---------------------------------------------------
                                                                 (in thousands, except per share amounts)
Revenues
     Software                                              $   719        $ 1,191        $  921         $ 2,408
     Services                                                1,265          1,336         1,204           1,005
     Maintenance                                             1,264          1,380         1,254           1,291
     Other                                                     160            173           131             146
                                                           ----------------------------------------------------
          Net revenues                                       3,408          4,080         3,510           4,850
                                                           ----------------------------------------------------
Costs and expenses
     Cost of revenues
          Software                                              55            143           156             321
          Services                                             956            972           828             772
          Maintenance                                          460            472           364             391
          Other                                                158            171           131             146
     Sales and marketing                                       933          1,511         1,368           2,200
     Product development                                       524            400           587             492
     General & administrative                                1,129            699            67             291
     In process research and
        development                                              0              0             0             696
                                                           ----------------------------------------------------
Operating income/(loss)                                       (807)          (288)            9            (459)
Interest income net                                              8             44            46              70
                                                           ----------------------------------------------------
Income/(loss) before taxes                                    (799)          (244)           55            (389)
Tax provision                                                    0              0             0            (133)
                                                           ----------------------------------------------------
Net income/(loss)                                          $  (799)       $  (244)       $   55         $  (522)
                                                           ====================================================
Basic and diluted net income/(loss) per share              $ (0.16)       $ (0.05)       $ 0.01         $ (0.10)
                                                           ====================================================
Weighted average shares                                      4,951          4,955         5,345           5,035
                                                           ====================================================

                                                                                 1996 QUARTER ENDED
                                                              ------------------------------------------------------
                                                              March 31,       June 30,       Sept 30,        Dec 31,
                                                              ------------------------------------------------------
                                                                  (in thousands, except per share amounts)
Revenues
     Software                                                   $ 3,223        $ 2,377        $ 2,532        $ 1,702
     Services                                                     2,339          1,875          1,495          1,558
     Maintenance                                                  1,351          1,310          1,245          1,237
     Other                                                          312            256            202            208
                                                                ----------------------------------------------------
          Net revenues                                            7,225          5,818          5,474          4,705
                                                                ----------------------------------------------------

Costs and expenses
     Cost of revenues
          Software                                                  607            511            541          3,224
          Services                                                1,821          1,609          1,305          1,173
          Maintenance                                               536            510            477            479
          Other                                                     301            194            196            205
     Sales and marketing                                          2,879          2,393          2,779          2,032
     Product development                                            514            576            436            484
     General & administrative                                       843          1,051          1,316          2,817
     Restructuring                                                    0              0              0          1,598
                                                               -----------------------------------------------------
 Operating loss                                                    (276)        (1,026)        (1,576)        (7,307)
Interest income net                                                  11             35             19              4
                                                               -----------------------------------------------------
 Loss before taxes                                                 (265)          (991)        (1,557)        (7,303)
Tax benefit                                                          94            387            574              0
                                                               -----------------------------------------------------
Net loss                                                        $  (171)       $  (604)       $  (983)       $(7,303)
                                                               =====================================================

Basic and diluted net loss per share                            $ (0.03)       $ (0.12)       $ (0.20)       $ (1.46)
                                                               =====================================================

Weighted average shares                                           5,000          4,950          5,000          5,000
                                                               -----------------------------------------------------


The Company operates with a minimal backlog, and quarterly revenues and operating results therefore depend on the volume and timing of the signing of license agreements and product deliveries during the quarter, which are difficult to forecast. If revenues do not meet the Company's expectations in a quarter, the negative impact on net income may be magnified by its inability to adjust spending quickly enough to compensate for the revenue shortfall. The Company's future operating results may fluctuate as a result of these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, hiring, the scheduling of sales and marketing programs, sales and bonus plans, and new product development.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Information included under Item 14 (a) (1) and (2)



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Firstwave Technologies, Inc.


In our opinion, the financial statements listed in the index appearing under item 14 (a) (1) and (2) on page 38 present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Atlanta, Georgia
January 30, 1998, except as to Note 15, which is as of March 16, 1998

BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                       DECEMBER 31,
ASSETS                                                               1997           1996
Current assets
   Cash and cash equivalents                                    $    174       $  1,104
   Marketable securities                                           4,795          5,843
   Accounts receivable, less allowance for doubtful                3,047          4,120
      accounts of $703 and $1,971
   Deferred tax asset                                                459            834
   Prepaid expenses and other                                        177            130
                                                                --------       --------
        Total current assets                                       8,652         12,031

Property and equipment, net                                        1,938          2,906
Software development costs, net                                    1,089          1,508
Intangible asset                                                     245              -
Deferred tax asset                                                 2,362          1,922
                                                                --------       --------
                                                                $ 14,286       $ 18,367
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Line of credit                                                    $ -       $  1,975
   Current portion of note payable                                     -             83
   Accounts payable                                                  868          1,012
   Accrued restructuring costs                                       325          1,111
   Sales tax payable                                                 263            378
   Deferred revenue                                                1,545          1,464
   Accrued employee compensation and benefits                        614            680
   Other accrued liabilities                                          19             97
                                                                --------       --------
          Total current liabilities                                3,634          6,800

Note payable                                                           -            125

Common stock subject to repurchase                                   300              -
                                                                --------       --------
                                                                   3,934          6,925
                                                                --------       --------
Shareholders' equity
   Preferred stock, no par; 1,000,000 shares
      authorized; and no shares issued or outstanding
   Common stock, stated value .0019 per share; 10,000,000
      shares authorized; 5,033,027 and 4,936,555 shares
      issued and outstanding                                           9              9
   Additional paid-in capital                                     19,329         18,909
   Unrealized loss on marketable securities                          (14)           (14)
   Retained deficit                                               (8,972)        (7,462)
                                                                --------       --------
                                                                  10,352         11,442
Commitments and contingencies (Note 9)
                                                                --------       --------
                                                                $ 14,286       $ 18,367
                                                                ========       ========


   The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    1997           1996           1995
Net revenues
   Software                                      $  5,239       $  9,834       $ 11,720
   Services                                         4,810          7,267          9,717
   Maintenance                                      5,189          5,143          5,104
   Other                                              610            978          1,460
                                                 --------       --------       --------
                                                   15,848         23,222         28,001
Cost and expenses
   Cost of revenues
      Software                                        675          4,883          2,477
      Services                                      3,528          5,908          7,968
      Maintenance                                   1,687          2,002          2,014
      Other                                           606            895          1,419
   Sales and marketing                              6,012         10,083         12,045
   Product development                              2,003          2,010          1,794
   General and administrative                       2,186          6,027          5,625
   In process research and development                696              -              -
   Restructuring costs                                  -          1,598              -
                                                 --------       --------       --------
      Operating loss                               (1,545)       (10,184)        (5,341)


Interest expense                                      (40)          (156)           (74)
Interest income                                       208            225            487
                                                 --------       --------       --------
      Loss before income taxes                     (1,377)       (10,115)        (4,928)

Income tax benefit (provision)                       (133)         1,055          1,837
                                                 --------       --------       --------
      Net loss                                   $ (1,510)      $ (9,060)      $ (3,091)
                                                 ========       ========       ========

Net loss per share
   Basic                                         $  (0.30)      $  (1.81)      $   (.63)
                                                 ========       ========       ========
   Diluted                                       $  (0.30)      $  (1.81)      $   (.63)
                                                 ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                                                              Unrealized
                                                  Common Stock           Additional      Loss on       Retained
                                           ------------------------       Paid-in       Marketable     Earnings
                                                Shares      Amount        Capital       Securities      (Deficit)     Total
BALANCE AT DECEMBER 31, 1994                  4,874,671        $ 9       $ 18,507         $ (261)       $ 4,689       $ 22,944
Exercise of common stock options                 17,564          -            140              -              -            140
Employee stock purchases                         16,580          -             97              -              -             97
Unrealized gain on marketable securities              -          -              -            140              -            140
Net loss                                              -          -              -              -         (3,091)        (3,091)
                                           -----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                  4,908,815          9         18,744           (121)         1,598         20,230
Exercise of common stock options                  9,242          -             59              -              -             59
Employee stock purchases                         18,498          -            106              -              -            106
Unrealized gain on marketable securities              -          -              -            107              -            107
Net loss                                              -          -              -              -         (9,060)        (9,060)
                                           -----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                  4,936,555          9         18,909            (14)        (7,462)        11,442
Exercise of common stock options                 88,899          -            281              -              -            281
Employee stock purchases                          7,573          -             25              -              -             25
Issuance of stock options                             -          -            114              -              -            114
Net loss                                                                                                 (1,510)        (1,510)
                                           -----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                  5,033,027        $ 9       $ 19,329          $ (14)      $ (8,972)      $ 10,352
                                           ===================================================================================


   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                                1997        1996       1995
Cash flows from operating activities
   Net loss                                                                  $ (1,510)   $ (9,060)   $(3,091)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                            1,565       3,431      2,958
       Write down of software development costs to net realizable value             -       2,583          -
       Write off in process research and development                              696           -          -
       Loss on disposal of fixed assets                                           142         646          -
       Noncash interest on marketable securities                                 (194)       (222)      (307)
       Provision for bad debts                                                     22       1,837      1,753
       Deferred income taxes                                                      (65)     (1,130)    (1,822)
       Stock compensation                                                         114
       Changes in assets and liabilities (net of acquisition)
         (Increase) decrease in accounts receivable                             1,051       2,135     (1,022)
         (Increase) decrease in prepaid expenses and other                        (46)         40        584
         Increase (decrease) in accounts payable                                 (148)         55       (868)
         Increase (decrease) in accrued restructuring                            (786)      1,111          -
         Increase (decrease) in sales tax payable                                (115)       (255)        36
         Increase (decrease) in deferred revenue                                   81        (507)       390
         Increase (decrease) in accrued employee compensation and benefits        (66)       (446)         2
         Increase (decrease) in other accrued liabilities                         (78)        (46)        47
                                                                             --------    --------    -------
         Total adjustments                                                      2,173       9,232      1,751
                                                                             --------    --------    -------
             Net cash provided by (used in) operating activities                  663         172     (1,340)
                                                                             --------    --------    -------

Cash flows from investing activities
   Software development costs                                                       -      (2,186)    (2,562)
   Acquisition of Netgain                                                        (697)          -          -
   Purchases of property and equipment (net of acquisition)                      (261)       (869)    (1,335)
   Purchase of marketable securities                                          (18,513)    (15,710)    (1,661)
   Proceeds from sale of marketable securities                                 19,755      18,051      5,261
                                                                             --------    --------    -------
             Net cash provided by (used in) investing activities                  284        (714)      (297)
                                                                             --------    --------    -------

Cash flows from financing activities
   Exercise of common stock options                                               281          59        140
   Proceeds from employee stock purchase plan                                      25         106         97
   Borrowings under line of credit                                                  -       2,990      2,485
   Repayments of borrowings under line of credit                               (1,975)     (2,000)    (1,500)
   Borrowings under note payable                                                    -         250          -
   Repayments of note payable                                                    (208)        (42)         -
                                                                             --------    --------    -------
             Net cash provided by (used in) financing activities               (1,877)      1,363      1,222
                                                                             --------    --------    -------

Net increase (decrease) in cash                                                  (930)        821       (415)
Cash and cash equivalents, beginning of year                                    1,104         283        698
                                                                             --------    --------    -------

Cash and cash equivalents, end of year                                       $    174    $  1,104    $   283
                                                                             ========    ========    =======

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                                    $     84    $    157    $    28
                                                                             ========    ========    =======

   Cash paid for income taxes                                                $    198    $     73    $    56
                                                                             ========    ========    =======

Non-cash investing activities
   Stock issued in connection with the acquisition of Netgain                $    300    $      -    $     -
                                                                             ========    ========    =======


   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Firstwave Technologies, Inc. (the "Company") provides computer-based systems to automate customers' business activities, including sales lead generation and monitoring, account management, and post-sale customer support. Effective February 1996, the Company changed its name from Brock Control Systems, Inc. to Brock International, Inc. to reflect its growing worldwide market reach. Effective March 1998, the Company changed its name from Brock International Inc. to Firstwave Technologies, Inc.

          REVENUE RECOGNITION
          Revenue from product sales is recognized upon shipment of the product when the Company has no significant obligations remaining and collection of the resulting receivable is probable. Revenue from services is recorded as performed. Maintenance revenue is recognized on a pro rata basis over the terms of the maintenance agreements.

          International sales revenues are generated by independent affiliates who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international affiliates agreements, international affiliates collect license fees and maintenance revenues on behalf of the Company, and generally remit 50% of standard license fees and maintenance revenues they produce. The Company recognizes international sales at the gross license amount, with the amount paid to the affiliates reflected as a selling expense. The Company's international maintenance fees are reflected as maintenance revenues, with the amount retained by affiliates shown as a cost of maintenance revenue.

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

          Advanced billings for services and maintenance contracts are recorded as deferred revenue in the accompanying balance sheet.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

          CONCENTRATION OF CREDIT RISK
          Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and trade receivables. The Company invests in marketable securities including government securities with high credit standing and A1P1 rated commercial paper. Credit risk from concentration of trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

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

          At December 31, 1997 and 1996, marketable equity and debt securities, including tax free federal, state and municipal bonds, have been categorized as available for sale and are carried at fair value based on quoted market prices.

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

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

          STOCK-BASED COMPENSATION
          The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of FAS 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          BASIC AND DILUTED NET LOSS PER COMMON SHARE
          Basic net loss per common share is presented in accordance with FAS 128, "Earnings per Share", which provides for new accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the basic and diluted net loss per common share for all periods presented to give effect to FAS 128. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options were the only securities issued which would have been included in the diluted earnings per share calculation had they not been antidilutive.

          RECENT ACCOUNTING PRONOUNCEMENTS
          In June 1997, the Financial Accounting Standards Board issued FAS 130, "Reporting for Comprehensive Income", and FAS 131, "Disclosure about Segments of an Enterprise and Related Information". In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition". All three statements are effective for fiscal years beginning after December 15, 1997, and are not expected to have a material impact on the Company's financial statements.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                           DECEMBER 31,
                                                                       1997           1996
         Computer hardware and other equipment                       $ 3,672        $ 4,114
         Furniture and fixtures                                        1,289          1,294
         Purchased software                                            1,027          1,000
                                                                     -------        -------

                                                                       5,988          6,408
         Less:  Accumulated depreciation and amortization             (4,050)        (3,502)
                                                                     -------        -------

                                                                     $ 1,938        $ 2,906
                                                                     =======        =======

         Depreciation and amortization of property and equipment totaled approximately $1,146,000, $1,351,000, and $1,160,000, in 1997, 1996 and
         1995, respectively.


3.       PRODUCT DEVELOPMENT EXPENDITURES

         Product development expenditures are summarized as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                            1997           1996           1995
         Total development expenditures                    $ 2,003        $ 4,667        $ 4,356
         Less: Additions to capitalized software
           development, before amortization                      -          2,657          2,562
                                                           -------        -------        -------

         Product development expense                       $ 2,003        $ 2,010        $ 1,794
                                                           =======        =======        =======

         The activity in the capitalized software development account is summarized as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                             1997           1996           1995
         Balance at beginning of year, net                 $ 1,508        $ 3,985        $ 3,221
         Additions                                               -          2,657          2,562
         Amortization expense                                 (419)        (2,080)        (1,798)
         Discontinuance of product prior to release              -           (471)             -
         Write-down to net realizable value                      -         (2,583)             -
                                                           -------        -------        -------

         Balance at end of year, net                       $ 1,089        $ 1,508        $ 3,985
                                                           =======        =======        =======

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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


4.       BORROWINGS

         Long-term debt at December 31, 1997 and 1996 is as follows (in thousands):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                     1997                1996
         Note payable to bank due in monthly principal installments of $6,944; interest due monthly; interest fixed at 9.25%
          per annum
          Paid in full March 1997                                                $           -        $        208

         Less:  Current portion                                                              -                  83
                                                                                 -------------        ------------

                                                                                 $           -        $        125
                                                                                 =============        ============


         In July 1995, the Company executed a $2,500,000 line of credit arrangement with a bank. At December 31, 1996, $1,975,000 of borrowings were outstanding on the line of credit. On March 21, 1997, the Company paid off the outstanding line of credit balance and equipment note payable and interest of $2,199,000 and the agreements were terminated. The line of credit agreement required that the Company pay a quarterly fee of .375% on the unused portion of the line of credit and accrued interest at the prime rate.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.       INCOME TAXES

         The components of the (benefit) provision for income taxes are as follows (in thousands):


                                            YEAR ENDED DECEMBER 31,
                                     1997           1996           1995
          Current
          Federal                         $     -        $     -        $     -
          State                                 -              -              -
          Foreign                             198             73             56

          Deferred
          Federal                             (55)          (938)        (1,590)
          State                               (10)          (178)          (303)
          Foreign                               -            (12)             -
                                          -------        -------        -------

                                          $   133        $(1,055)       $(1,837)
                                          =======        =======        =======

         The difference between the (benefit) provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                            1997           1996           1995
         Federal statutory tax rate                         (34.0)%        (34.0)%        (34.0)%
         State income taxes, net of federal benefit          (5.5)          (2.8)          (4.7)
         Change in valuation allowance                       37.2           29.6            4.0
         Non taxable interest income                          -              -             (3.4)
         Foreign income taxes                                14.4            0.1            1.0
         Other                                               (2.4)          (3.4)          (0.2)
                                                           ------           ----           ----
                                                              9.7%         (10.5)%        (37.3)%
                                                           ------        -------        --------

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         At December 31, 1997 and 1996, deferred tax (assets) liabilities are comprised of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                                1997           1996
         Gross deferred tax liabilities
            Capitalization of software development costs                       $   413        $   572
            Depreciation                                                           371            148
                                                                               -------        -------
                                                                                   784            720
                                                                               =======        =======
         Gross deferred tax assets
            Net operating loss carryforwards                                    (5,764)        (5,219)
            Tax credit carryforwards                                              (876)          (618)
            In process research and development                                   (216)             -
            Accrued restructuring                                                  (79)             -
            Allowance for doubtful accounts receivable                            (341)          (748)
            Accrued commissions expense                                            (10)           (34)
            Accrued vacation expense                                               (26)           (46)
            Other                                                                   (3)            (6)
                                                                               -------        -------
                                                                                (7,315)        (6,671)
            Valuation allowance                                                  3,710          3,195
                                                                               -------        -------
              Net deferred tax assets                                           (3,605)        (3,476)
                                                                               -------        -------

                                                                                (2,821)        (2,756)
         Less:  Current portion                                                    459            834
                                                                               -------        -------
                                                                               $(2,362)       $(1,922)
                                                                               =======        =======

         At December 31, 1997, the Company has foreign tax credit and general business tax credit carryforwards of approximately $588,000 and $245,000, respectively, which will expire in years 1998 through 2011 and alternative minimum tax credits of approximately $43,000. The Company also has net operating loss carryforwards of approximately $15,184,000 which will expire in years 2009 through 2012.

         FAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been provided for those net operating loss carryforwards and foreign tax credits which are estimated to expire before they are utilized. During 1997, the Company recorded an increase in the valuation allowance of approximately $515,000. Management's estimate of the valuation allowance could be affected in the near term based on taxable income generated in future years.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.       STOCK OPTION PLANS

         In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan") reserving 400,000 shares of common stock for future issuance. During 1995 and 1994, an additional 150,000 and 250,000 shares, respectively, were reserved for future issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to key employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted to key employees vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria as specified by the individual grant agreements. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-fourth increments on the first, second, third and fourth anniversaries of the date of grant. Options expire ten years after the date of grant.

         Prior to adoption of the Option Plan, certain officers and key employees of the Company were granted nonqualified options to purchase the Company's common shares. In each case, the exercise price of the options equaled the estimated fair market value of the common stock on the date of grant as determined by the Company's Board of Directors and, correspondingly, compensation expense was not recognized. Pursuant to the plan, if any option expires or terminates without being exercised, the Board may grant options with respect to those unpurchased shares to the same Optionee or to another employee of the Company. On July 22, 1993, the Company filed a Form S-8 with the SEC for the registration of 310,196 shares related to this plan.

         At December 31, 1996, 25,619 options which were issued prior to the adoption of the Option Plan were outstanding and fully vested. During 1997 these options were terminated and reissued.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         A summary of stock option activity is as follows:

                                                                                    EXERCISE PRICE
                                                              SHARES                  PER SHARE
Outstanding at December 31, 1994                              429,046               $ 8.00 - 21.50
   Granted                                                    217,350                 6.00 -  9.75
   Exercised                                                  (14,500)                        8.00
   Canceled or expired                                       (149,169)               17.25 - 21.50
                                                           ----------               --------------

Outstanding at December 31, 1995                              482,727                 8.00 - 19.50
   Granted                                                  1,755,384                 3.13 - 10.25
   Exercised                                                   (5,250)                4.52 -  8.00
   Canceled or expired                                     (1,332,543)                6.50 - 21.50
                                                           ----------               --------------

Outstanding at December 31, 1996                              900,318                 3.13 -  8.00
   Granted                                                    424,119                 2.31 -  4.94
   Exercised                                                  (88,899)                3.13 -  3.25
   Canceled or expired                                       (205,662)                2.75 -  8.00
                                                           ----------               --------------

Outstanding at December 31, 1997                            1,029,876
                                                           ==========

         During July and November of 1996, the Company provided holders of options with exercise prices ranging from $6.50 to $21.50 and $4.52 to $4.75, respectively, the election to reprice their options at the then current market price. As a result of this election, 253,042 and 497,421 options were cancelled and reissued in July and November, respectively. Options repriced in November included those previously repriced in July. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense was not recognized. The vesting period of these options remained unchanged. However, employees, excluding officers and directors, who elected to reprice their options could not exercise vested options until July 1997.

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

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       EMPLOYEE STOCK PURCHASE PLAN

         On January 9, 1995, the Company filed a Form S-8 with the Securities and Exchange Commission, (SEC), for the registration of the Firstwave Technologies, Inc. Employee Stock Purchase Plan (ESP). The ESP was effective December 30, 1994. The Company reserved 50,000 shares of common stock for issuance under the ESP. The ESP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

         The ESP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. The exercise price of the option is 85% of the lower of the fair market value of the common stock at either the beginning or end of the quarter. No compensation expense is recorded in connection with this plan. During 1997 and 1996, 7,573 and 18,498 shares, respectively, were issued under the plan. At December 31, 1997, options to purchase an additional 2,025 shares were outstanding.



8.       STOCK COMPENSATION


         The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option grants described above been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                                      1997             1997           1995
Net loss       As reported                                          $(1,510)         $(9,060)       $(3,091)
               Pro forma                                             (1,842)          (9,185)        (3,178)

Net loss per share
   Basic       As reported                                            (0.30)           (1.81)         (0.63)
               Pro forma                                              (0.37)           (1.84)         (0.64)

   Diluted     As reported                                            (0.30)           (1.81)         (0.63)
               Pro forma                                              (0.37)           (1.84)         (0.64)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 52% and 47% risk-free interest rate of 6.32% and 6.18%; and expected life of 4.5 years for all years.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         For the year ended December 31, 1997, compensation expense of $5,000 was recorded related to the extension of the option exercise period of a terminated employee and $109,000 in expense was recorded related to options granted to a non-employee in accordance with FAS 123.

         A summary of the status of the Company's stock option grants as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                               1997                       1996
                                     ------------------------   -----------------------
                                                    Weighted                   Weighted
                                                    Average                    Average
                                                    Exercise                   Exercise
                                       Shares        Price        Shares        Price
                                     --------------------------------------------------
Outstanding at beginning of year        925,937    $    7.24       512,338    $    9.10
Granted                                 398,500         3.32     1,781,003         5.80
Exercised                               (88,899)        3.21        (9,242)        6.47
Forfeited                              (205,662)        3.38    (1,358,162)        7.89
                                     ----------    ----------   ----------    ---------
Outstanding at end of year            1,029,876         3.20       925,937         7.24
                                     ==========                 ==========

Options exercisable at end of year      148,984                                  99,104

Weighted-average fair value of
  options granted during the year    $     1.67                               $    2.76


         The following table summarizes information about stock options outstanding at December 31, 1997:

                                                 Options Outstanding                              Options Exercisable
                               --------------------------------------------------------   --------------------------------
                                                       Weighted
                                                       Average            Weighted                               Weighted
                                    Number            Remaining           Average              Number            Average
         Range of                Outstanding          Contactual          Exercise          Exercisable          Exercise
      Exercise Price             at 12/31/97             Life              Price            at 12/31/97           Price
                               --------------------------------------------------------   --------------------------------
$2.313 to $4.9375                 1,029,876           9.2 years          $    3.20            148,984             $   3.25

         Under the ESP, the fair value of the employees' purchase rights is estimated using the Black-Scholes option pricing model with the following assumptions used for each quarter of 1997 and 1996, respectively: dividend yield of 0% for all quarters; an expected life of 90 days for all quarters; an expected volatility of 52% and 47% respectively, and risk free interest rates ranging from 5.81 to 5.04. The weighted average fair value of employee purchase rights granted in 1997 and 1996 was $1.08 and $1.79, respectively.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under non-cancelable lease agreements expiring on various dates through 2000. At December 31, 1997, future minimum rentals for non-cancelable leases are as follows (in thousands):

                                              MINIMUM
        YEAR ENDING                           ANNUAL
        DECEMBER 31,                          RENTALS
          1998                              $      988
          1999                                     660
          2000                                     470
                                            ----------

                                            $    2,118
                                            ==========

         Total rent expense under these and other agreements was approximately $627,000, $1,036,000 and $1,119,000 for the years ended December 31,
         1997, 1996 and 1995, respectively.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company. During 1997 the Company settled a legal dispute resulting in receipt of $970,000 which included $367,000 in outstanding accounts receivable with the remaining $603,000 credited to general and administrative expense.

10.      EMPLOYEE SAVINGS PLAN

         Effective August 1, 1991, the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 20% of their annual compensation to the 401(k) Plan. The Company made a 30% matching contribution during 1997 and 1996, and a 20% matching contribution in 1995. The Company matches the employee's contribution, up to a maximum of 5% of the employee's annual compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 1997, 1996 and 1995, the Company made matching contributions of approximately $66,400, $78,000, and $77,800, respectively, to the 401(k) Plan and no discretionary contributions.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.      PRODUCT SALES

         The Company exports its products through agreements with international affiliates, which it grants territorial rights. A summary of international revenues by geographic area is as follows (in thousands):

                                                  1997           1996           1995
         Europe                                  $3,962         $5,495         $4,612
         South America                              193            954              -
         Australia and New Zealand                  595            811          1,127
         Asia                                       410            381              -
         South Africa                               218             86              -
                                                 ------         ------         ------
                                                 $5,378         $7,727         $5,739
                                                 ======         ======         ======


         In 1997, revenue in one foreign country exceeded 10% of total revenue - the United Kingdom at $1,723,000.

12.      RESTRUCTURING

         During the fourth quarter of 1996, the Company implemented a restructuring plan (the "Plan") designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The Plan resulted in a pre-tax charge of approximately $1,598,000. The charge principally reflected severance costs resulting from workforce reductions of 41 employees and realignments throughout the Company, write off of certain non productive assets (including abandonment of a software product prior to release), employee termination costs and costs associated with non-cancelable leases net of estimated sublease rental income. As of December 31, 1996 $1,111,000 was accrued related to this restructuring. During 1997 $786,000 was charged against the accrual. The charges related to $477,000 of severance and employee termination costs and $309,000 of costs associated with non-cancelable leases.

13.      ACQUISITION

         On December 31, 1997, Brock Acquisition, Inc. a wholly-owned subsidiary of the Company acquired legal title to the net assets of Netgain Corporation, an Internet application developer, in exchange for $697,000 in cash and 67,989 shares of the Company's common stock valued at $300,000 (recorded as common stock subject to repurchase in the accompanying financial statements). After expensing $696,000 of in-process research and development costs, the excess of cost over fair value of net assets acquired amounted to $245,000 and will be amortized over 5 years. The acquisition was accounted for using the purchase method of accounting. An additional 200,000 shares of the Company's common stock was placed in escrow as of December 31, 1997. The shares will be issued to the former shareholders of Netgain upon attainment of certain future revenue targets for the sale of Netgain products and if issued, will be accounted for as additional purchase price. Brock Acquisition, Inc. changed it's name to Netgain Inc.
         and was subsequently merged with the Company.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The following presents the unaudited pro forma consolidated results of operations as if the December 31, 1997 acquisition had occurred as of January 1, 1997. Netgain operations in 1996 were not material. (in thousands, except share data):

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                                 1997
           Revenues                                            $15,848

           Net Loss                                            ($2,491)

           Basic and diluted net loss per share                 ($0.49)


14.      RELATED PARTY TRANSACTIONS

         During 1997 the Company entered into an agreement with a majority shareholder relating to a contract for $150,000 in professional services provided by a third party. The shareholder coordinated the relationship between the Company and the third party with payments to the third party being made by the shareholder and reimbursed by the Company. As of December 31, 1997 there were no outstanding payables/receivables with the shareholder relating to this transaction.

         During 1997 the Company paid $175,000 to a third party software provider whose Chief Executive Officer is a member of the board of directors of the Company. The payments were made in accordance with an agreement that was cancelled as of December 31, 1997. The Company continues to use the third party software provider under the terms and conditions of a new contract. The thirty-month contract requires payments of royalties, based on qualified sales, on a quarterly basis, with a minimum payment of $36,750 per quarter.


15.      SUBSEQUENT EVENTS

         On March 16, 1998, the Company executed a $3,000,000 line of credit arrangement with a bank. The line of credit bears interest at the prime rate plus 1% and reduces to the prime rate upon the Company's attainment of quarterly income objectives. The line of credit is secured by substantially all of the corporate assets of the Company with a negative pledge on intellectual property.

         On February 13, 1998, the Company filed a Form S-3 with the SEC to register 67,989 Shares of its common stock to satisfy the common stock subject to repurchase obligation related to the acquisition of Netgain. See Note 13.

--------------------------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to information under the caption "Election of Directors - Director Nominee Biographical Information", "- Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998.



ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to information under the captions "Election of Directors - Additional Information Concerning the Board of Directors" and "Executive Compensation" (exclusive of the subsections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to information under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998.

--------------------------------------------------------------------------------

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

   (a)    The following documents are filed as part of this report:

           1.   Financial Statements

                  -        Report of Independent Accountants

                  -        Balance Sheet at December 31, 1997 and December 31,
                           1996.

                  - Statement of Operations for the three years ended December 31, 1997.

                  - Statement of Changes in Shareholders' Equity for the three years ended December 31, 1997.

                  - Statement of Cash Flows for the three years ended December 31, 1997.

                  -        Notes to Financial Statements


           2.   Financial Statement Schedules

                  - Schedule II - Valuation and Qualifying Accounts, for the three years ended December 31, 1997.

--------------------------------------------------------------------------------

           3.          Exhibits

         3.1      Amended and Restated Articles of Incorporation of the
                  Company.*
         3.2      Amended and Restated By-laws of the Company.*
         4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and
                  Restated Articles of Incorporation and Amended and Restated
                  By-Laws of the Company defining rights of holders of Common
                  Stock of the Company.
         10.2     Promissory Note in the amount of up to $2,250,000 dated as of
                  December 15, 1992 by the Company in favor of NationsBank of
                  Georgia, N.A.*
         10.3     Lease dated January 30, 1988 between the Company and Atlanta
                  Overlook Associates #3 concerning the Company's principal
                  offices located at 2859 Paces Ferry Road, Atlanta, Georgia, as amended by that certain First Amendment of Office Building
                  Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building Lease dated as of October 2, 1989.*
         10.4     Brock International, Inc. Amended and Restated 1993 Stock
                  Option Plan.***
         10.5     Tax Indemnification Agreement dated February 4, 1993 among the
                  Company and certain of its shareholders.**
         10.6     Form of Selective Distribution Agreement for International
                  Distributors.*
         10.7     Form of Software License Agreement.*
         10.8     Selective Distribution Agreement dated September 1, 1991
                  between the Company and Co-Cam Computer Services (U.K.) Ltd.*
         10.9     Computer Software License Marketing Agreement dated December
                  21, 1987 between the Company and Co-Cam Computer Services,
                  Pty. Ltd.*
         10.10    Third Amendment to Lease Agreement dated as of March 10, 1993 between the Company and State of California Public Employees
                  Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, Georgia.**
         10.11    Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the Company and State of California Public Employees
                  Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, Georgia.**
         10.12    Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the Company and State of California Public Employees
                  Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, Georgia.**
         10.13    Sixth Amendment to Lease Agreement dated as of September 22,
                  1994 between the Company and State of California Public
                  Employees Retirement System relating to the Company's
                  principal offices located at 2859 Paces Ferry Road, Atlanta,
                  Georgia.***
         10.14    Brock International, Inc. Employee Stock Purchase Plan.***
         10.15    Option Agreement, dated July 25, 1997, between the Company and
                  Netgain. ****
         10.16    Agreement and Plan of Merger, dated December 31, 1997, among the Company, Netgain, and Brock Acquisition, Inc. *****
         10.17    Seventh Amendment to Lease Agreement dated as of January 20,
                  1998 between the Company and Sate of California Public
                  Employees Retirement System relating to the Company's
                  principal offices located at 2859 Paces Ferry Road, Atlanta,
                  GA.
         13       1997 Annual Report to Shareholders.
         23       Consent of Independent Accountants. See pages immediately
                  preceding the signature page to this Report.
         27       Financial Data Schedule (for SEC use only).

--------------------------------------------------------------------------------
*Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).
**Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
***Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.
****Incorporated herein by reference to exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1997.
*****Incorporated herein by reference to exhibit of the same number in the Company's Form 8-K dated January 13, 1998

    (b) Form 8-K:

    Form 8-K dated January 13, 1998.

                       CONSENT OF INDEPENDENT ACCOUNTANTS




    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-66456, No. 33-75374, No. 33-81102 and No.
33-88304) of Firstwave Technologies, Inc. of our report dated January 30, 1998, except as to Note 15, which is as of March 16, 1998, appearing on page 18 of this Form 10-K.






PRICE WATERHOUSE LLP

Atlanta, Georgia
March 26, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Firstwave Technologies, Inc.


Date:  March 24, 1998                  By:    /s/  R. Douglas MacIntyre
                                       ---------------------------------------
                                          R.  Douglas MacIntyre
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 24, 1998                     /s/  R. Douglas MacIntyre
                                       ---------------------------------------
                                       R. Douglas MacIntyre
                                       President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  March 24, 1998                    /s/  Judith A. Vitale
                                       ---------------------------------------
                                       Judith A. Vitale
                                       Director Finance and Administration
                                       (Principal Financial and Accounting
                                       Officer)


Date:  March 24, 1998                  /s/  Richard T. Brock
                                       ---------------------------------------
                                       Richard T. Brock
                                       Chairman of the Board


Date:  March 24, 1998                    /s/  John F. Keane
                                       ---------------------------------------
                                       John F.  Keane
                                       Director


Date:  March 24, 1998                    /s/ Said Mohammadioun
                                       ---------------------------------------
                                       Said Mohammadioun
                                       Director


Date:  March 24, 1998                    /s/  James R. Porter
                                       ---------------------------------------
                                       James R. Porter
                                       Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (THOUSANDS OF DOLLARS)

                                          BALANCE AT                                          BALANCE AT
                                          BEGINNING        CHARGED TO         ACCOUNTS           END
                                             OF             COSTS AND         WRITTEN             OF
    DESCRIPTION                            PERIOD           EXPENSES        OFF/RELEASED        PERIOD
    -----------                            ------           --------        ------------        ------

Allowance for doubtful accounts            $1,971            $   22            $1,290            $  703
                                           ======            ======            ======            ======

Tax asset valuation allowance              $3,195            $  515            $    0            $3,710
                                           ======            ======            ======            ======



                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                              (THOUSANDS OF DOLLARS)

                                          BALANCE AT                                          BALANCE AT
                                          BEGINNING        CHARGED TO         ACCOUNTS           END
                                             OF             COSTS AND         WRITTEN             OF
    DESCRIPTION                            PERIOD           EXPENSES        OFF/RELEASED        PERIOD
    -----------                            ------           --------        ------------        ------

Allowance for doubtful accounts            $1,415            $1,837            $1,281            $1,971
                                           ======            ======            ======            ======

Tax asset valuation allowance              $  197            $2,998            $    0            $3,195
                                           ======            ======            ======            ======


                                       FOR THE YEAR ENDED DECEMBER 31, 1995
                                              (THOUSANDS OF DOLLARS)

                                          BALANCE AT                                          BALANCE AT
                                          BEGINNING        CHARGED TO         ACCOUNTS           END
                                             OF             COSTS AND         WRITTEN             OF
    DESCRIPTION                            PERIOD           EXPENSES        OFF/RELEASED        PERIOD
    -----------                            ------           --------        ------------        ------

Allowance for doubtful accounts            $1,354            $1,753            $1,692            $1,415
                                           ======            ======            ======            ======

Tax asset valuation allowance              $    0            $  197            $    0            $  197
                                           ======            ======            ======            ======

                                EXHIBIT INDEX

                                  EXHIBIT INDEX

                                                                                       PAGE NUMBER
EXHIBIT                                                                             IN SEQUENTIALLY
NUMBER            DESCRIPTION                                                        NUMBERED COPY
------            -----------                                                        -------------

3.1               Amended and Restated Articles of Incorporation of the                   N/A
                  Company.*
3.2               Amended and Restated By-laws of the Company.*                           N/A
4.1               See Exhibits 3.1 and 3.2 for provisions of the Amended and
                  Restated Articles of Incorporation and Amended and Restated
                  By-Laws of the Company defining rights of holders of Common
                  Stock of the Company.                                                   N/A
10.2              Promissory Note in the amount of up to $2,250,000 dated as of
                  December 15, 1992 by the Company in favor of NationsBank of
                  Georgia, N.A.*                                                          N/A
10.3              Lease dated January 30, 1988 between the Company and Atlanta
                  Overlook Associates #3 concerning the Company's principal
                  offices located at 2859 Paces Ferry Road, Atlanta, Georgia, as amended by that certain First Amendment of Office Building
                  Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building Lease dated
                  as of October 2, 1989.*                                                 N/A
10.4              Brock International, Inc. Amended and Restated 1993 Stock
                  Option Plan.***                                                         N/A
10.5              Tax Indemnification Agreement dated February 4, 1993 among the
                  Company and certain of its shareholders.**                              N/A
10.6              Form of Selective Distribution Agreement for International
                  Distributors.*                                                          N/A
10.7              Form of Software License Agreement.*                                    N/A
10.8              Selective Distribution Agreement dated September 1, 1991
                  between the Company and Co-Cam Computer Services (U.K.) Ltd.*           N/A
10.9              Computer Software License Marketing Agreement dated December
                  21, 1987 between the Company and Co-Cam Computer Services,
                  Pty. Ltd.*                                                              N/A
10.10             Third Amendment to Lease Agreement dated as of March 10, 1993 between the Company and State of California Public Employees
                  Retirement System relating to the Company's principal offices
                  located at 2859 Paces Ferry Road, Atlanta, Georgia.**                   N/A
10.11             Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the Company and State of California Public Employees
                  Retirement System relating to the Company's principal offices
                  located at 2859 Paces Ferry Road, Atlanta, Georgia.**                   N/A
10.12             Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the Company and State of California Public Employees
                  Retirement System relating to the Company's principal offices
                  located at 2859 Paces Ferry Road, Atlanta, Georgia.**                   N/A
10.13             Sixth Amendment to Lease Agreement dated as of September 22,
                  1994 between the Company and State of California Public
                  Employees Retirement System relating to the Company's
                  principal offices located at 2859 Paces Ferry Road, Atlanta,
                  Georgia.***                                                             N/A
10.14             Brock International, Inc. Employee Stock Purchase Plan.***              N/A
10.15             Option Agreement, dated July 25, 1997, between the Company and
                  Netgain ****                                                            N/A
10.16             Agreement and Plan of Merger, dated December 31, 1997, among
                  the Company, Netgain, and Brock Acquisition, Inc.*****                  N/A
10.17             Seventh Amendment to Lease Agreement dated as of January 20,
                  1998 between the Company and Sate of California Public
                  Employees Retirement System relating to the Company's
                  principal offices located at 2859 Paces Ferry Road, Atlanta,
                  GA. *****                                                               47
13                1997 Annual Report to Shareholders                                      56
23                Consent of Independent Accounts. See pages immediately
                  preceding the signature page to this Report.                            41
27                Financial Data Schedule (for SEC use only).


*Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).
**Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
***Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.
****Incorporated herein by reference to exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1997.
*****Incorporated herein by reference to exhibit of the same number in the Company's Form 8-K dated January 13, 1998