Form 10-Q
period 1998-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 1998-05-13
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-21202

                          FIRSTWAVE TECHNOLOGIES, INC.


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


    YES           X                           NO
            --------------                             ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Outstanding as of  May 12, 1998:

            Common Stock, no par value                  5,130,261 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                      For the quarter ended March 31, 1998


                                      INDEX
                                 --------------


                                                                                           Page No.
                                                                                        ---------------
Part  I.     Financial Information

Item 1.      Financial Statements

    Balance Sheet - December 31, 1997 and March 31, 1998                                      3

    Statement of Operations - For the Three Months ended
        March 31, 1997 and March 31, 1998                                                     4

    Statement of Changes in Shareholders' Equity -
        For the Three Months Ended March 31, 1998                                             5

    Statement of Cash Flows - For the Three Months Ended
       March 31, 1997 and March 31, 1998                                                      6

    Notes to Financial Statements                                                             7



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                     8


Part II.    Other Information                                                                11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          FIRSTWAVE TECHNOLOGIES, INC.
                                  BALANCE SHEET


                                                          DEC 31,      MAR 31,
                                                            1997         1998
                                                          -------      -------
                                                                      (UNAUDITED)
                                                             (IN THOUSANDS)
                               ASSETS

CURRENT ASSETS:
  CASH AND MARKETABLE SECURITIES                          $ 4,969      $ 5,192
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $703 AND $688, RESPECTIVELY        3,047        1,945
  OTHER ASSETS                                                636          583
                                                          -------      -------
                TOTAL CURRENT ASSETS                        8,652        7,720
  PROPERTY AND EQUIPMENT, NET                               1,938        1,899
  DEFERRED INCOME TAX BENEFIT                               2,362        2,362
  SOFTWARE DEVELOPMENT COSTS, NET                           1,089          964
  INTANGIBLE ASSET                                            245          232
                                                          -------      -------
                                                          $14,286      $13,177
                                                          =======      =======



                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                        $   868      $ 1,086
  ACCRUED RESTRUCTURING COSTS                                 325          247
  DEFERRED REVENUE                                          1,545        1,224
  ACCRUED EMPLOYEE COMPENSATION
    AND BENEFITS                                              614          345
  OTHER ACCRUED LIABILITIES                                   282          180
                                                          -------      -------
                TOTAL CURRENT LIABILITIES                   3,634        3,082

COMMON STOCK SUBJECT TO REPURCHASE                            300            0

SHAREHOLDERS' EQUITY                                       10,352       10,095
                                                          -------      -------
                                                          $14,286      $13,177
                                                          =======      =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                           FOR THE THREE MONTHS ENDED
                                           --------------------------
                                           MAR 31,           MAR 31,
                                            1997               1998
                                           -------           -------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET REVENUES
  SOFTWARE                                 $   719           $ 1,319
  SERVICES                                   1,265               889
  MAINTENANCE                                1,264             1,303
  OTHER                                        160                99
                                           -------           -------
                                             3,408             3,610
                                           -------           -------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                                    55               167
    SERVICES                                   956               719
    MAINTENANCE                                460               396
    OTHER                                      158                99
  SALES AND MARKETING                          933             1,699
  PRODUCT DEVELOPMENT                          524               525
  GENERAL AND ADMINISTRATIVE                 1,129               615
                                           -------           -------
                                             4,215             4,220
                                           -------           -------

    OPERATING LOSS                            (807)             (610)

INTEREST EXPENSE                               (40)                0
INTEREST INCOME                                 48                54
                                           -------           -------
LOSS BEFORE INCOME TAXES                      (799)             (556)
 INCOME TAX                                      0               (17)
                                           -------           -------
NET LOSS                                   $  (799)          $  (573)
                                           =======           =======
BASIC AND DILUTED
 NET LOSS PER SHARE                        $ (0.16)          $ (0.11)
                                           =======           =======

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON SHARE EQUIVALENTS               4,951             5,102
                                           =======           =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                        COMMON STOCK                     UNREALIZED
                                   ----------------------       ADD'L     LOSS ON
                                                               PAID-IN   MARKETABLE    RETAINED
                                     SHARES        AMOUNT      CAPITAL   SECURITIES    EARNINGS       TOTAL
                                   ---------       ------      -------   ----------    --------      -------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1997       5,033,027         $9        $19,329      $(14)      $(8,972)      $10,352

EMPLOYEE STOCK PURCHASE                2,025          0              3         0                           3

STOCK ISSUED RELATED TO               67,989          0            300         0                         300
  NETGAIN ACQUISITION

EXERCISE OF COMMON STOCK
  OPTIONS                             20,757          0              6         0                           6

ISSUANCE OF STOCK OPTIONS                             0              7         0                           7

NET LOSS                                                                                  (573)         (573)
                                   ---------         --        -------      ----       -------       -------

BALANCE AT MARCH 31, 1998          5,123,798         $9        $19,645      $(14)      $(9,545)      $10,095
                                   =========         ==        =======      ====       =======       =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           FIRSTWAVE TECHNOLOGIES, INC
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                             FOR THE THREE MONTHS ENDED
                                                             ---------------------------
                                                             MAR 31, 1997   MAR 31, 1998
                                                             ------------   ------------
                                                                   (IN THOUSANDS)
CASH FLOWS (USED IN)/ PROVIDED BY OPERATING ACTIVITIES          $   (30)      $   415
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASES OF PROPERTY AND EQUIPMENT                                (3)         (208)
                                                                -------       -------
       NET CASH USED IN INVESTING ACTIVITIES                         (3)         (208)
                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  REPAYMENTS OF BORROWINGS UNDER LINE OF CREDIT                  (1,975)            0
  REPAYMENTS OF BORROWINGS UNDER NOTES PAYABLE                     (208)            0
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                         11             6
  EXERCISE OF COMMON STOCK OPTIONS                                   36            10
                                                                -------       -------
       NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES       (2,136)           16
                                                                -------       -------

UNREALIZED GAIN ON CASH EQUIVALENTS                                   3             0
                                                                -------       -------

INCREASE/(DECREASE) IN CASH                                      (2,166)          223
CASH AND MARKETABLE SECURITIES, BEGINNING OF PERIOD               6,947         4,969
                                                                -------       -------
CASH AND MARKETABLE SECURITIES, END OF PERIOD                   $ 4,781       $ 5,192
                                                                =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                -------       -------
  CASH PAID DURING THE PERIOD FOR INTEREST                      $    84       $     0
                                                                =======       =======

  CASH PAID DURING THE PERIOD FOR INCOME TAXES                  $     0       $    17
                                                                =======       =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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


B.       ACCOUNTING POLICIES

         BASIC AND DILUTED NET LOSS PER COMMON SHARE
         Basic net loss per common share is presented in accordance with FAS 128,"Earnings per Share", which provides for new accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the basic and diluted net loss per common share for all periods presented to give effect to FAS
         128. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options were the only securities issued which would have been included in the diluted earnings per share calculation had they not been antidilutive.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

Effective March 1, 1998 the Company changed its name from Brock International, Inc. to Firstwave Technologies, Inc.

The first quarter of 1998 yielded on-plan performance of total revenues of $3,610,000 and net loss of $573,000. This is the second consecutive quarter the Company posted year-over-year improvement in top and bottom line results.

Total revenues increased 5.9% from $3,408,000 in the first quarter of 1997 to $3,610,000 in the first quarter of 1998. The Company's quarter-to-quarter revenues are significantly dependent upon the timing of the closing of license agreements. Total software revenues increased 83.4% from $719,000 in the first quarter of 1997 to $1,319,000 in the same period of 1998 due to increased international license revenues.

Revenues from international license sales increased 354.9 % from $266,000 in the first quarter of 1997 to $1,210,000 in the corresponding quarter of 1998 as a result of several large system expansions in Europe and Mexico. As a percentage of total revenues, international license revenues increased from 7.8% in the first quarter of 1997 to 33.5% in first quarter of 1998. During the first quarter of 1998, revenue generated from sales in the United Kingdom exceeded 10% of total revenue at $512,000.

Services revenues decreased 29.7% from $1,265,000 in the first quarter of 1997 to $889,000 in the first quarter of 1998 as a result of lower headcount and decreased domestic software license revenues. Maintenance revenues remained strong at $1,303,000 in first quarter of 1998 compared to $1,264,000 in the first quarter of 1997. Other revenues decreased 38.1% from $160,000 in the first quarter of 1997 to $99,000 in the first quarter of 1998 primarily due to decreases in certain reimbursable travel charges consistent with the decline in services revenue.

Cost of software revenues increased 203.6% from $55,000 in the first quarter of 1997 to $167,000 in the first quarter of 1998. This increase is a result of increased amortization of capitalized software from $42,000 in the first quarter of 1997 compared to $126,000 in the first quarter of 1998. The increase in amortization resulted from the Company's release of TakeControl '97, a major upgrade, in late February 1997 which allowed only one month of amortization during the first quarter of 1997 compared to three months amortization during the first quarter of 1998. For the first three months of the year, third party software and documentation costs have increased 215.4% from $13,000 in 1997 to $41,000 in 1998 due to increased third party software expenses. Cost of software revenues include amortization of capitalized software, costs of third party software, and costs of packaging and documentation materials and related media costs.

Cost of revenues for services decreased 24.8% from $956,000 in the first quarter of 1997 to $719,000 in the first quarter of 1998 due to decreases in payroll and related costs associated with a decrease in the number of service personnel from 34 employees to 26 employees. Cost of revenues for maintenance decreased 13.9% from $460,000 in the first quarter of 1997 to $396,000 in the first quarter of 1998. The decrease is primarily due to decreases in support personnel and personnel related costs.

Cost of other revenues decreased 37.3% from $158,000 in the first quarter of 1997 to $99,000 in the first quarter of 1998 due to a decrease in reimbursable travel charges.

Sales and marketing expense increased 82.1% from $933,000 in the first quarter of 1997 to $1,699,000 in the first quarter of 1998. The increase was primarily due to an increase in commissions associated with the increase in international license revenue and increases in payroll and payroll associated costs related to the increase in sales and marketing personnel from 16 employees at March 31, 1997 to 21 employees at March 31, 1998. During the first quarter of 1998 the Company also had increased trade show, marketing materials, and advertising expenses relating to the new corporate identity and name change from Brock International, Inc. to Firstwave Technologies, Inc.

The Company's product innovation and development expenditures remained consistent at $525,000 in the first quarter of 1998 compared to $524,000 in the first quarter of 1997. No capitalization was recorded during the first quarter of 1997 or 1998 because development activities qualifying for capitalization were immaterial.

General and administrative expenses decreased 45.5% from $1,129,000 in the first quarter of 1997 to $615,000 in the first quarter of 1998. The decreases are attributed to decreased bad debt expense and decreases in professional fees related to litigation with a customer that went to trial during the first quarter 1997. (The case was settled favorably during the third quarter of 1997.) Decreases in personnel and personnel related costs including telephone and insurance also contributed to the lower expenses.

The above factors combined to result in a net loss of $573,000 in the first quarter of 1998 compared to a net loss of $799,000 in the first quarter of 1997, and a net loss per share of $.11 for the first quarter of 1998 compared to a net loss per share of $.16 for the first quarter of 1997.


BALANCE SHEET

Net accounts receivable decreased 36.2% from $3,047,000 at December 31, 1997, to $1,945,000 at March 31, 1998, as a result of the collection of outstanding receivables and lower revenues of $3,610,000 for the first quarter 1998 compared to $4,850,00 in the fourth quarter of 1997. Accrued restructuring declined 24.0% from $325,000 at December 31, 1997 to $247,000 at March 31, 1998 as a result of the amortization of costs associated with non-cancelable leases. The remaining accrual represents costs associated with non-cancelable leases which will amortize over the remaining life of the leases. Accrued employee compensation and benefits decreased 43.8% from $614,000 at December 31, 1997 to $345,000 at March 31, 1998 due to first quarter payments of annual incentives and commissions accrued at December 31, 1997. Common stock subject to repurchase decreased 100% from $300,000 at December 31, 1997 to none at March 31, 1998 as a result of reclassifying the stock to equity upon the February 13, 1998 registration of the shares on Form S-3 with the SEC.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and marketable securities of $5,192,000 and believes that its present liquidity position and available line of credit are sufficient to finance the Company's operations during 1998 and beyond. During the first quarter of 1998, the Company executed a $3,000,000 line of credit arrangement with a bank. The line of credit bears interest at the prime rate plus 1% and reduces to the prime rate upon the Company's attainment of quarterly income objectives. The line of credit is secured by substantially all of the corporate assets of the Company with a negative pledge on intellectual property. As of March 31, 1998 there were no borrowings against the line of credit. The Company will be investing aggressively in its Internet technologies to maximize future performance.


SUBSEQUENT EVENTS

On April 30, 1998, the Company acquired its largest international distributor, Co-Cam UK. Based in London, Co-Cam UK is a leading sales and marketing solutions provider with an expertise in call center applications. The transaction was an asset purchase from PMS Creative Ltd., a wholly owned subsidiary of Policy Management Systems Corporation. The purchase price of approximately $426,000 is payable in cash in four quarterly installments beginning July 31, 1998, after a payment of approximately $85,000 on the date of closing.

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

         Not applicable


Item 5.    Other Information

         Not applicable


Item 6.    Exhibits and Reports on Form 8-K

         a) Exhibits - 27 Financial Data Schedule (for SEC use only).

         b) Reports on Form 8-K

            Form 8-K filed January 13, 1998 reporting the acquisition of Netgain Corporation

            Form 8-K filed May 13, 1998 reporting the acquisition of Co-Cam, a division of PMS Creative UK

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRSTWAVE TECHNOLOGIES, INC.



DATE:   May 12, 1998                /s/ Judith A. Vitale
                                    --------------------

                                    Judith A. Vitale
                                    Director of Finance and Administration