Form 10-Q
period 1998-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 1998-08-12
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

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


    YES   X                  NO
       -------                 -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Outstanding as of August 10, 1998:

       Common Stock, no par value            5,139,958 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998




                                      INDEX
                                    ----------


                                                                            Page No.
                                                                          ------------
Part I.    Financial Information

Item 1.    Consolidated Financial Statements

           Balance Sheet - December 31, 1997 and June 30, 1998                   3

           Statement of Operations - For the Three and Six Months ended
             June 30, 1997 and June 30, 1998                                     4

           Statement of Changes in Shareholders' Equity -
             For the Six Months Ended June 30, 1998                              5

           Statement of Cash Flows - For the Six Months Ended
             June 30, 1997 and June 30, 1998                                     6

           Notes to Financial Statements                                         7



Item 2.    Management's Discussion and Analysis of                               8
           Financial Condition and Results of Operations


Part II.   Other Information                                                    12


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                                  BALANCE SHEET


                                                            DEC 31,      JUN 30,
                                                             1997         1998
                                                          ----------   ----------
                                                                       (UNAUDITED)
                                                              (IN THOUSANDS)
                                ASSETS
CURRENT ASSETS:
  CASH AND MARKETABLE SECURITIES                          $    4,969   $    3,648
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $703 AND $698, RESPECTIVELY           3,047        3,057
  OTHER ASSETS                                                   636        1,194
                                                          ----------   ----------
                         TOTAL CURRENT ASSETS                  8,652        7,899
  PROPERTY AND EQUIPMENT, NET                                  1,938        1,949
  DEFERRED INCOME TAX BENEFIT                                  2,362        2,362
  SOFTWARE DEVELOPMENT COSTS, NET                              1,089          838
  INTANGIBLE ASSET                                               245          661
                                                          ----------   ----------
                                                          $   14,286   $   13,709
                                                          ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                        $      868   $    1,424
  ACCRUED RESTRUCTURING COSTS                                    325          170
  DEFERRED REVENUE                                             1,545        1,617
  ACCRUED EMPLOYEE COMPENSATION
    AND BENEFITS                                                 614          575
  OTHER ACCRUED LIABILITIES                                      282          419
                                                          ----------   ----------
                      TOTAL CURRENT LIABILITIES                3,634        4,205

 COMMON STOCK SUBJECT TO REPURCHASE                              300            0

SHAREHOLDERS' EQUITY                                          10,352        9,504
                                                          ----------   ----------
                                                          $   14,286   $   13,709
                                                          ==========   ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                      FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                      --------------------------   ------------------------
                                        JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                          1997          1998          1997          1998
                                       ----------    ----------    ----------    ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET REVENUES
  SOFTWARE                             $    1,191    $      868    $    1,910    $    2,187
  SERVICES                                  1,336         1,376         2,601         2,265
  MAINTENANCE                               1,380         1,301         2,644         2,604
  OTHER                                       173           193           333           292
                                       ----------    ----------    ----------    ----------
                                            4,080         3,738         7,488         7,348
                                       ----------    ----------    ----------    ----------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                                  143           173           198           340
    SERVICES                                  972         1,001         1,928         1,720
    MAINTENANCE                               472           431           932           827
    OTHER                                     171           181           329           280
  SALES AND MARKETING                       1,511         1,322         2,444         3,021
  PRODUCT DEVELOPMENT                         400           564           924         1,089
  GENERAL AND ADMINISTRATIVE                  699           791         1,828         1,406
                                       ----------    ----------    ----------    ----------
                                            4,368         4,463         8,583         8,683
                                       ----------    ----------    ----------    ----------

    OPERATING LOSS                           (288)         (725)       (1,095)       (1,335)

INTEREST EXPENSE                                0             0           (40)            0
INTEREST INCOME                                44            61            92           115
                                       ----------    ----------    ----------    ----------
LOSS BEFORE INCOME TAXES                     (244)         (664)       (1,043)       (1,220)
 INCOME TAX                                     0           (53)            0           (70)
                                       ----------    ----------    ----------    ----------
NET LOSS                               $     (244)   $     (717)   $   (1,043)   $   (1,290)
                                       ==========    ==========    ==========    ==========
BASIC AND DILUTED
 NET LOSS PER SHARE                    $    (0.05)   $    (0.14)   $    (0.21)   $    (0.25)
                                       ==========    ==========    ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON SHARE EQUIVALENTS              4,955         5,129         4,955         5,110
                                       ==========    ==========    ==========    ==========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998




                                   COMMON STOCK                    UNREALIZED
                              ---------------------    ADD'L         LOSS ON
                                                      PAID-IN      MARKETABLE     COMPREHENSIVE
                               SHARES      AMOUNT     CAPITAL      SECURITIES        INCOME
                              ---------  ----------  ----------  --------------   -------------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AT DECEMBER 31, 1997  5,033,027  $        9  $   19,329  $        (14)  $           0

EMPLOYEE STOCK PURCHASE           3,459           0          11             0               0

STOCK ISSUED RELATED TO
   NETGAIN ACQUISITION           67,989           0         300             0               0

EXERCISE OF COMMON STOCK         31,636           0         103             0               0
  OPTIONS

ISSUANCE OF STOCK OPTIONS             0           0           7             0               0

COMPREHENSIVE LOSS
   NET LOSS                           0           0           0             0          (1,290)

   GAIN/(LOSS) ON FOREIGN
    CURRENCY                          0           0           0             0              21
                                                                                  -------------


    COMPREHENSIVE LOSS                                                            $    (1,269)
                              ---------  ----------  ----------  --------------   =============

BALANCE AT JUNE 30, 1998      5,136,111  $        9  $   19,750  $        (14)
                              =========  ==========  ==========  ==============




                                ACCUMULATED
                                  OTHER
                               COMPREHENSIVE ACCUMULATED
                                  INCOME        DEFICIT     TOTAL
                              --------------  -----------  --------
                                (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AT DECEMBER 31, 1997  $          0    $ (8,972)  $ 10,352

EMPLOYEE STOCK PURCHASE                  0           0         11

STOCK ISSUED RELATED TO
   NETGAIN ACQUISITION                   0           0        300

EXERCISE OF COMMON STOCK                 0           0        103
  OPTIONS

ISSUANCE OF STOCK OPTIONS                0           0          7

COMPREHENSIVE LOSS
   NET LOSS                              0      (1,290)    (1,290)

   GAIN/(LOSS) ON FOREIGN
    CURRENCY                            21           0         21



    COMPREHENSIVE LOSS
                              ------------    --------   --------

BALANCE AT JUNE 30, 1998      $         21    $(10,262)  $  9,504
                              ============    ========   ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                               FOR THE SIX MONTHS ENDED
                                                            ------------------------------
                                                            JUNE 30, 1997    JUNE 30, 1998
                                                            -------------    -------------
                                                                    (IN THOUSANDS)

CASH FLOWS USED IN OPERATING ACTIVITIES                     $     (67)        $    (861)

CASH FLOWS FROM INVESTING ACTIVITIES
  ACQUISITION OF CO-CAM UK                                          0              (246)
  PURCHASES OF PROPERTY AND EQUIPMENT                             (13)             (356)
                                                            ---------         ---------
      NET CASH USED IN INVESTING ACTIVITIES                       (13)             (602)
                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  REPAYMENTS OF BORROWINGS UNDER LINE OF CREDIT                (1,975)                0
  REPAYMENTS OF BORROWINGS UNDER NOTES PAYABLE                   (208)                0
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                       15                11
  EXERCISE OF COMMON STOCK OPTIONS                                 36               110
                                                            ---------         ---------
      NET CASH (USED IN)/PROVIDED BY
        FINANCING ACTIVITIES                                   (2,132)              121
                                                            ---------         ---------

                                                            ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             0                21
                                                            ---------         ---------

DECREASE IN CASH                                               (2,212)           (1,321)
CASH AND MARKETABLE SECURITIES, BEGINNING OF PERIOD             6,947             4,969
                                                            ---------         ---------
CASH AND MARKETABLE SECURITIES, END OF PERIOD               $   4,735         $   3,648
                                                            =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                            ---------         ---------
  CASH PAID DURING THE PERIOD FOR INTEREST                  $      84         $       0
                                                            =========         =========
  CASH PAID DURING THE PERIOD FOR INCOME TAXES              $       0         $      58
                                                            =========         =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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


B.       ACCOUNTING POLICIES

         BASIC AND DILUTED NET LOSS PER COMMON SHARE

         Basic net loss per common share is presented in accordance with Financial Accounting Standards 128, "Earnings per Share", which provides for new accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the basic and diluted net loss per common share for all periods presented to give effect to FAS 128. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options were the only securities issued which would have been included in the diluted earnings per share calculation had they not been antidilutive.

C.       ACQUISITION

         On April 30, 1998 the Company acquired its largest international distributor, Co-cam UK. Based in London, Co-cam UK now operates as Firstwave UK. The transaction was an asset purchase from PMS Creative Ltd., a wholly owned subsidiary of Policy Management Systems Corporation. The purchase price of approximately $426,000 is payable in cash in four quarterly installments beginning July 31, 1998, after a payment of approximately $85,000 on the date of closing. The excess of cost over the estimated fair value of the net assets acquired was $455,000 (including cost of acquisition of approximately $180,000) and has been accounted for as goodwill and is being amortized over five years.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997, AND THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.


Second quarter 1998 yielded on-plan performance of total revenues of $3,738,000 and a net loss of $717,000. These results consolidate two months of operating performance of Firstwave UK with three months of US operations. Firstwave UK added 42 employees to the Company workforce resulting in increased costs compared to first quarter 1998.

Total revenues decreased 8.4% from $4,080,000 in the second quarter of 1997 to $3,738,000 in the second quarter of 1998 primarily due to a decrease in international license revenue. Year to date, total revenues decreased slightly from $7,488,000 in 1997 to $7,348,000 in 1998. While software revenues decreased 27.1% from $1,191,000 in the second quarter of 1997 to $868,000 in the same period of 1998 due to lower international license revenue, year to date, software revenues increased 14.5% from $1,910,000 in 1997 to $2,187,000 in 1998. The Company's quarter-to-quarter revenues are significantly dependent upon the timing of the closing of license agreements.

Revenues from international license sales decreased 45.7% from $1,013,000 in the second quarter of 1997 to $550,000 in the corresponding quarter of 1998. Year to date, revenues from international licenses increased 37.6% from $1,279,000 in 1997 to $1,760,000 in 1998. As a percentage of total revenues, international license revenues decreased from 24.8% in the second quarter of 1997 to 14.7% in second quarter of 1998, and year to date increased as a percentage of total revenues from 17.1% in 1997 to 24.0% in 1998. During the second quarter of 1998 total revenue for Firstwave UK was $985,000 which represents 26.4% of total revenue.

Services revenues increased 3.0% from $1,336,000 in the second quarter of 1997 to $1,376,000 in the second quarter of 1998 primarily as a result of the addition of services revenues from Firstwave UK. Year to date, services revenues decreased 12.9% from $2,601,000 in 1997 to $2,265,000 in 1998. The year to date decrease in services revenues is consistent with the year to date decrease in domestic software license revenues.

Maintenance revenues decreased 5.7% from $1,380,000 in the second quarter of 1997 to $1,301,000 in second quarter of 1998. Year to date, maintenance revenues remained consistent at $2,604,000 for the first six months of 1998. Other revenues increased 11.6% from $173,000 in the second quarter of 1997 to $193,000 in the second quarter of 1998. Year to date, other revenues decreased 12.3% from $333,000 in 1997 to $292,000 in 1998. These changes are due to changes in certain reimbursable travel charges consistent with the changes in services revenue.

Cost of software revenues increased 21.0% from $143,000 in the second quarter of 1997 to $173,000 in the second quarter of 1998. Year to date, cost of software revenues increased 71.7% from $198,000 in 1997 to $340,000 in 1998. These increases are a result of an increase in third party software costs associated with the Netgain product and an increase in amortization of capitalized software. For the first six months of the year, amortization of capitalized software increased from $168,000 in 1997 to $251,000 in 1998. This increase resulted from the Company's release of Take Control '97, a major upgrade, in late February 1997 which allowed only four months of amortization year to date at June 1997 compared to six months of amortization year to date at June 1998. Cost of software revenues include costs of third party software, amortization of capitalized software costs and costs of packaging and documentation materials and related media costs.

Cost of revenues for services increased 3.0% from $972,000 in the second quarter of 1997 to $1,001,000 in the second quarter of 1998 due to increases in the number of service personnel and related costs associated with the addition of Firstwave UK. Year to date, cost of revenues for services decreased 10.8% from $1,928,000 in 1997 to $1,720,000 in 1998 due to decreased personnel in Firstwave US services departments. Cost of revenues for maintenance decreased 8.7% from $472,000 in the second quarter of 1997 to $431,000 in the second quarter of 1998. Year to date, cost of revenues for maintenance decreased 11.3% from $932,000 in 1997 to $827,000 in 1998.

Cost of other revenues increased 5.8% from $171,000 in the second quarter of 1997 to $181,000 in the second quarter of 1998; and, year to date, decreased 14.9% from $329,000 in 1997 to $280,000 in 1998. These variances are due to fluctuations in reimbursable travel charges consistent with the changes in other revenue.

Sales and marketing expense decreased 12.5% from $1,511,000 in the second quarter of 1997 to $1,322,000 in the second quarter of 1998. Year to date, sales and marketing expense increased 23.6% from $2,444,000 in 1997 to $3,021,000 in 1998. The quarterly decrease was primarily due to a decrease in commissions associated with the decrease in software sales revenues. The year to date increase is related to increased marketing materials and advertising expenses associated with the new corporate identity and name change from Brock International, Inc. to Firstwave Technologies, Inc.

The Company's product innovation and development expenditures increased 41.0% from $400,000 in the second quarter of 1997 to $564,000 in the second quarter of 1998. Year to date, product innovation and development expenditures increased 17.9% from $924,000 in 1997 to $1,089,000 in 1998. These increases are related to increases in personnel and personnel related costs due to increased resources dedicated to Netgain product development. Development resources totaled 15 employees at June 30, 1997 compared to 24 employees at June 30, 1998.

General and administrative expenses increased 13.2% from $699,000 in the second quarter of 1997 to $791,000 in the second quarter of 1998. Year to date, general and administrative expenses decreased 23.1% from $1,828,000 in 1997 to $1,406,000 in 1998. The quarterly increase is due to the addition of Firstwave UK and the resulting expenses of maintaining the London office. The year to date decrease is attributed to higher bad debt expense and increased incentive compensation costs in 1997 that did not recur in 1998.

The above factors combined to result in a net loss of $244,000 in the second quarter of 1997 compared to a net loss of $717,000 in the second quarter of 1998, and a net loss per share of $.05 for the second quarter of 1997 compared to a net loss per share of $.14 for the second quarter of 1998. Year to date, net loss increased 23.7% from $1,043,000 in 1997 compared to $1,290,000 in 1998. Year to date, net loss per share increased 19.0% from $0.21 per share in 1997 compared to $0.25 per share in 1998.


BALANCE SHEET

Cash and cash equivalents decreased 26.6% from $4,969,000 at December 31, 1997, to $3,648,000 at June 30, 1998, due to investment in product development of future technologies, acquisition costs and funding of operations of Firstwave UK. Other assets increased 87.7% due to the acquisition of Co-cam UK. Intangible assets increased 169.8% from $245,000 at December 31, 1997 to $661,000 at June 30, 1998, due to goodwill resulting from the acquisition of Co-cam UK offset by the amortization of goodwill. Accounts payable increased 64.1% from $868,000 at December 31, 1997 to $1,424,000 at June 30, 1998 due to the acquisition of Co-cam UK. Accrued restructuring costs declined 47.7% from $325,000 at December 31, 1997 to $170,000 at June 30, 1998. The remaining accrual represents costs associated with non-cancelable leases which will amortize over the remaining life of the leases. Other accrued liabilities increased 48.6% from $282,000 at December 31, 1997 to $419,000 at June 30, 1998 due to the acquisition of Co-cam UK.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and marketable securities of $3,648,000 and believes that its present liquidity position and available line of credit are sufficient to finance the Company's operations during 1998 and beyond. During the second quarter of 1998, the Company invested more than a million dollars in product development, sales, and marketing to launch Netgain Sales(TM)
- the Company's new product. The Company also funded the operating expenses for May and June of Firstwave UK. As of June 30, 1998, there were no borrowings against the $3,000,000 line of credit.

The Company's product line is Year 2000 compatible. A review of Year 2000 compatibility for the Company's internal systems has been completed and revealed some internal systems are not yet Year 2000 compliant, however, the cost to comply has been determined to be immaterial.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

         Not Applicable

Item 2.    Changes in Securities

         Not Applicable


Item 3.    Defaults Upon Senior Securities

         Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.    Other Information

         The proxy or proxies designated by the Company will have discretionary authority to vote on any matter properly presented by a shareholder for consideration at the 1999 Annual Meeting of Shareholders but not submitted for inclusion in the proxy materials for such meeting unless notice of the matter is received by the Company at its principal executive office not later than February 19, 1999 and certain other conditions of the applicable rules of the Securities and Exchange Commission are satisfied.


Item 6.    Exhibits and Reports on form 8-K

         a)  Exhibit 27 Financial Data Schedule (for SEC use only).

         b) Form 8-K filed May 13, 1998 reporting the acquisition of Co-cam UK, a division of PMS Creative UK.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRSTWAVE TECHNOLOGIES, INC.



DATE:   August 10, 1998                   /s/ Judith A. Vitale
                                          -----------------------------------

                                          Judith A. Vitale
                                          Director of Finance and Administration