Form 10-Q
period 1998-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 1998-11-13
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


    YES           X                           NO
            ---------------                            --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Outstanding as of November 6, 1998:
      ----------------------------------

      Common Stock, no par value                       5,151,322 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                    For the quarter ended September 30, 1998




                                      Index
                                 --------------


                                                                        Page No.
                                                                        -------
Part I.   Financial Information

Item 1.   Consolidated Financial Statements

    Balance Sheet - December 31, 1997 and September 30, 1998                3

    Statement of Operations - For the Three and Nine Months ended
        September 30, 1997 and September 30, 1998                           4

    Statement of Changes in Shareholders' Equity -
        For the Nine Months Ended September 30, 1998                        5

    Statement of Cash Flows - For the Nine Months Ended
       September 30, 1997 and September 30, 1998                            6

    Notes to Financial Statements                                           7



Item 2.   Management's Discussion and Analysis of                           8
          Financial Condition and Results of Operations


Part II.  Other Information                                                12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                                  Balance Sheet


                                                           DEC 31,         SEPT 30,
                                                            1997             1998
                                                          ---------       -----------
                                                                          (unaudited)
                                                                (in thousands)
                              ASSETS

Current assets:
  Cash and marketable securities                            $ 4,969        $ 2,868
  Accounts receivable, less allowance for
    doubtful accounts of $703 and $495, respectively          3,047          2,989
  Other assets                                                  636            736
                                                            -------        -------
                Total current assets                          8,652          6,593
  Property and equipment, net                                 1,938          1,787
  Deferred income tax benefit                                 2,362          2,362
  Software development costs, net                             1,089            712
  Intangible assets                                             245            670
                                                            -------        -------
                                                            $14,286        $12,124
                                                            =======        =======



                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $   868        $ 1,377
  Accrued restructuring costs                                   325             92
  Deferred revenue                                            1,545          1,184
  Accrued employee compensation
    and benefits                                                614            311
  Other accrued liabilities                                     282            385
                                                            -------        -------
                Total current liabilities                     3,634          3,349

Common stock subject to repurchase                              300              0

Shareholders' equity                                         10,352          8,775
                                                            -------        -------
                                                            $14,286        $12,124
                                                            =======        =======



The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                             Statement of Operations
                                   (unaudited)


                                   For the Three Months Ended   For the Nine Months Ended
                                   --------------------------   -------------------------
                                      Sept 30,      Sept 30,       Sept 30,      Sept 30,
                                        1997          1998           1997          1998
                                     ---------     --------       --------       --------
                                           (In thousands, except per share amounts)
Net Revenues
  Software                             $  921      $    679       $  2,831       $  2,866
  Services                              1,204         1,575          3,805          3,840
  Maintenance                           1,254         1,373          3,898          3,977
  Other                                   131           135            464            427
                                       ------      --------       --------       --------
                                        3,510         3,762         10,998         11,110
                                       ------      --------       --------       --------
Cost and Expenses
  Cost of revenues
    Software                              156           184            354            524
    Services                              828         1,041          2,756          2,761
    Maintenance                           364           430          1,296          1,257
    Other                                 131           131            460            411
  Sales and marketing                   1,368         1,419          3,812          4,440
  Product development                     587           519          1,511          1,608
  General and administrative               67           893          1,895          2,299
                                       ------      --------       --------       --------
                                        3,501         4,617         12,084         13,300
                                       ------      --------       --------       --------

    Operating income/(loss)                 9          (855)        (1,086)        (2,190)

Interest expense                            0             0            (40)             0
Interest income                            46            39            138            154
                                       ------      --------       --------       --------
Income/(loss) before income taxes          55          (816)          (988)        (2,036)
 Income tax                                 0           (10)             0            (80)
                                       ------      --------       --------       --------
Net income/(loss)                      $   55      $(   826)      $(   988)      $( 2,116)
                                       ======      ========       ========       ========
Basic and diluted
 net income/(loss) per share           $ 0.01      $(  0.16)      $(  0.20)      $(  0.41)
                                       ======      ========       ========       ========

Weighted average number of common
  and common share equivalents          5,345         5,145          4,956          5,120
                                       ======      ========       ========       ========






The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                  Statement of Changes in Shareholders' Equity
                                   (unaudited)

                  For the Nine Months Ended September 30, 1998


                                    Common Stock                 Unrealized                    Accumulated
                              -----------------------   Add'l     loss on                        other
                                                      paid-in    marketable   Comprehensive   comprehensive  Accumulated
                               Shares       Amount    capital    securities   income/(loss)      income        deficit      Total
                              ----------  ----------  -------    ----------   --------------  -------------  -----------   --------
                                          (In thousands, except share data)

Balance at December 31, 1997  5,033,027         $9    $19,329        $(14)            $0              $0        $(8,972)    $10,352

Employee stock purchase           4,556          0         15           0              0               0              0          15

Stock isssued related to
   Netgain acquisition           77,703          0        347           0              0               0              0         347

Exercise of common stock         34,511          0        112           0              0               0              0         112
  options

Issuance of stock options             0          0          7           0              0               0              0           7

Comprehensive Loss
   Net loss                           0          0          0           0         (2,116)              0         (2,116)     (2,116)

   Foreign currency
    translation adjustment            0          0          0           0             58              58              0          58
                                                                                 -------
     Comprehensive Loss                                                          $(2,058)
                              ---------         --    -------        ----        =======             ---       --------      ------

Balance at September 30, 1998 5,149,797         $9    $19,810        $(14)                           $58       $(11,088)     $8,775
                              =========         ==    =======        ====                            ===       ========      ======



The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                                  CONSOLIDATED

                             Statement of Cash Flows
                                   (unaudited)



                                                                 For the Nine Months Ended
                                                               ------------------------------
                                                               Sept 30, 1997     Sept 30, 1998
                                                               -------------     ------------
                                                                        (In thousands)

Cash flows provided by/(used in) operating activities             $   658         $(1,554)

Cash flows from investing activities
  Acquisition of Co-cam UK                                              0            (246)
  Purchases of property and equipment                                (133)           (493)
                                                                  -------         -------
       Net cash used in investing activities                         (133)           (739)
                                                                  -------         -------

Cash flows from financing activities
  Repayments of borrowings under line of credit                    (1,975)              0
  Repayments of borrowings under notes payable                       (208)              0
  Proceeds from employee stock purchase plan                           18              15
  Exercise of common stock options                                     40             119
                                                                  -------         -------
       Net cash (used in)/provided by financing activities         (2,125)            134
                                                                  -------         -------

                                                                  -------         -------
Effect of exchange rate changes                                         0              58
                                                                  -------         -------

Decrease in cash                                                   (1,600)         (2,101)
Cash and marketable securities, beginning of period                 6,947           4,969
                                                                  -------         -------
Cash and marketable securities, end of period                     $ 5,347         $ 2,868
                                                                  =======         =======

Supplemental disclosure of cash flow information
                                                                  -------         -------
  Cash paid during the period for interest                        $    84         $     0
                                                                  =======         =======
  Cash paid during the period for income taxes                    $     0         $    80
                                                                  =======         =======



The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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


B.       ACCOUNTING POLICIES

         BASIC AND DILUTED NET INCOME/(LOSS) PER COMMON SHARE
         Basic net income/(loss) per common share is presented in accordance with Financial Accounting Standards 128,"Earnings per Share", which provides for new accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the basic and diluted net income/(loss) per common share for all periods presented to give effect to FAS 128. Basic net income/(loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options were the only securities issued which would have been included in the diluted earnings per share calculation had they not been antidilutive.

C.       ACQUISITION

         On April 30, 1998 the Company acquired its largest international distributor, Co-cam UK. Based in London, Co-cam UK now operates as Firstwave UK. The transaction was an asset purchase from PMS Creative Ltd., a wholly owned subsidiary of Policy Management Systems Corporation. The purchase price of approximately $426,000 is payable in cash in four quarterly installments beginning July 31, 1998, after a payment of approximately $85,000 on the date of closing. The excess of cost over the estimated fair value of the net assets acquired was $455,000 (including direct costs of the acquisition of approximately $180,000) and has been accounted for as goodwill which is being amortized over five years.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997, AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.


Third quarter 1998 yielded total revenues of $3,762,000 and a net loss of $826,000, in line with market expectations. These results include the first full quarter of contribution from Firstwave UK, which was acquired April 30, 1998. During the quarter and year to date, all revenues were attributed to the Company's Takecontrol line of Unix and client/server products and services. After one and one-half years of design and development, Netgain Sales, an enterprise-class sales information system built exclusively with Internet technologies, was released on September 30, 1998.

Total revenues increased 7.2% from $3,510,000 in the third quarter of 1997 to $3,762,000 in the third quarter of 1998 primarily due to increased services and maintenance revenues. During the third quarter of 1998 total revenue from Firstwave UK was $1,537,000 representing 40.9% of total revenue. Year to date, total revenues increased slightly from $10,998,000 in 1997 to $11,110,000 in 1998. While software revenues decreased 26.3% from $921,000 in the third quarter of 1997 to $679,000 in the same period of 1998 due to lower domestic license revenue, year to date, software revenues remained consistent at $2,866,000 in 1998 compared to $2,831,000 in 1997. The Company's quarter-to-quarter revenues are significantly dependent upon the timing of the closing of license agreements.

Revenues from international license sales increased 94.3% from $264,000 in the third quarter of 1997 to $513,000 in the corresponding quarter of 1998. Year to date, revenues from international licenses increased 47.2% from $1,544,000 in 1997 to $2,273,000 in 1998. As a percentage of total revenues, international license revenues increased from 7.5% in the third quarter of 1997 to 13.6% in third quarter of 1998, and year to date increased as a percentage of total revenues from 14.0% in 1997 to 20.5% in 1998.

Services revenues increased 30.8% from $1,204,000 in the third quarter of 1997 to $1,575,000 in the third quarter of 1998 primarily as a result of the addition of services revenues from Firstwave UK. Year to date, services revenues increased slightly from $3,805,000 in 1997 to $3,840,000 in 1998.

Maintenance revenues increased 9.5% from $1,254,000 in the third quarter of 1997 to $1,373,000 in third quarter of 1998. Year to date, maintenance revenues increased 2.0% from $3,898,000 in 1997 compared to $3,977,000 in 1998. The current release, Takecontrol '98 has been well received and development of Takecontrol '99 is nearing completion.

Other revenues remained consistent at $135,000 in the third quarter of 1998 compared to $131,000 in the third quarter of 1997. Year to date, other revenues decreased 8.0% from $464,000 in 1997 to $427,000 in 1998. These changes are due to changes in reimbursable travel charges.

Cost of software revenues increased 18.0% from $156,000 in the third quarter of 1997 to $184,000 in the third quarter of 1998. Year to date, cost of software revenues increased 48.0% from $354,000 in 1997 to $524,000 in 1998. These increases are a result of an increase in third party software costs associated with the Netgain product and an increase in amortization of capitalized software. For the first nine months of the year, amortization of capitalized software increased from $293,000 in 1997 to $377,000 in 1998. This increase resulted from the Company's release of Take Control '97, a major upgrade, in late February 1997 which allowed only seven months of amortization year to date at September 1997 compared to nine months of amortization year to date at September 1998. Cost of software revenues include costs of third party software, amortization of capitalized software costs and costs of packaging and documentation materials and related media costs.

Cost of revenues for services increased 25.7% from $828,000 in the third quarter of 1997 to $1,041,000 in the third quarter of 1998 due to increases in the number of service personnel and related costs associated with the addition of Firstwave UK. These increases are consistent with the increase in services revenues provided by Firstwave UK. Year to date, cost of revenues for services remained consistent at $2,761,000 in 1998 compared to $2,756,000 in 1997. Cost of revenues for maintenance increased 18.1% from $364,000 in the third quarter of 1997 to $430,000 in the third quarter of 1998 due to the addition of Firstwave UK. Year to date, cost of revenues for maintenance decreased 3.0% from $1,296,000 in 1997 to $1,257,000 in 1998.

Cost of other revenues remained constant at $131,000 in the third quarter of 1998; and, year to date, decreased 10.7% from $460,000 in 1997 to $411,000 in 1998. These variances are due to fluctuations in reimbursable travel charges consistent with the changes in other revenue.

Sales and marketing expense increased 3.7% from $1,368,000 in the third quarter of 1997 to $1,419,000 in the third quarter of 1998. Year to date, sales and marketing expense increased 16.5% from $3,812,000 in 1997 to $4,440,000 in 1998. The increases are related to increased marketing materials and advertising expenses associated with the new corporate identity and name change from Brock International, Inc. to Firstwave Technologies, Inc. as well as marketing expenses related to the launch of Netgain.

The Company's product innovation and development expenditures decreased 11.6% from $587,000 in the third quarter of 1997 to $519,000 in the third quarter of 1998. The decrease is due to decreased contract services related to a development project during the third quarter 1997 that did not recur in 1998, offset by increases related to Netgain product development. Year to date, product innovation and development expenditures increased 6.4% from $1,511,000 in 1997 to $1,608,000 in 1998 due to increased resources dedicated to Netgain product development. Development resources totaled 14 employees at September 30, 1997 compared to 23 employees at September 30, 1998.

General and administrative expenses increased 1232.8% from $67,000 in the third quarter of 1997 to $893,000 in the third quarter of 1998. Year to date, general and administrative expenses increased 21.3% from $1,895,000 in 1997 to $2,299,000 in 1998. The increases are primarily due to a favorable settlement of a legal dispute that resulted in a one-time credit to general and administration expense of $603,000 during the third quarter of 1997 offset by the addition of Firstwave UK administrative costs during 1998.

The above factors combined to result in net income of $55,000 in the third quarter of 1997 compared to a net loss of $826,000 in the third quarter of 1998, and net income per share of $.01 for the third quarter of 1997 compared to a net loss per share of $.16 for the third quarter of 1998. Year to date, net loss increased 114.2% from $988,000 in 1997 compared to $2,116,000 in 1998. Year to date, net loss per share increased 105.0% from $0.20 per share in 1997 to $0.41 per share in 1998.

BALANCE SHEET

Cash and cash equivalents decreased 42.3% from $4,969,000 at December 31, 1997, to $2,868,000 at September 30, 1998, due to investments in product development of future technologies, acquisition costs and funding of operations of Firstwave UK. Other assets increased 15.7% due to the acquisition of Co-cam UK. Intangible assets increased 173.5% from $245,000 at December 31, 1997 to $670,000 at September 30, 1998, due to goodwill resulting from the acquisition of Co-cam UK offset by the related amortization. Accounts payable increased 58.6% from $868,000 at December 31, 1997 to $1,377,000 at September 30, 1998 due to the
acquisition of Co-cam UK. Accrued restructuring costs declined 71.7% from $325,000 at December 31, 1997 to $92,000 at September 30, 1998. The remaining accrual represents costs associated with non-cancelable leases which will amortize over the remaining life of the leases. Other accrued liabilities increased 36.5% from $282,000 at December 31, 1997 to $385,000 at September 30, 1998 due to the acquisition of Co-cam UK.




LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and marketable securities of $2,868,000 and believes that its present liquidity position and available line of credit are sufficient to finance the Company's operations during 1998 and 1999. Firstwave UK generated positive cash flow from operations during the third quarter. As of September 30, 1998, there were no borrowings against the $3,000,000 line of credit, which carries an expiration date of March 31, 1999.

The Company's product line is Year 2000 compatible. A review of Year 2000 compatibility for the Company's internal systems has been completed and revealed some internal systems are not yet Year 2000 compliant. However, the cost to comply has been determined to be immaterial.

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

         27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRSTWAVE TECHNOLOGIES, INC.



DATE:   November 10, 1998           /s/ Judith A. Vitale
                                    ---------------------------------------
                                    Judith A. Vitale
                                    Director of Finance and Administration