Form 10-K405
period 1998-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 1999-03-31
CIK 897078

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________to_________.

                         Commission File Number: 0-21202
                                                 -------
                         FIRSTWAVE(R) TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

GEORGIA                                                             58-1588291
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

2859 PACES FERRY ROAD, SUITE 1000, ATLANTA GEORGIA                     30339
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (770) 431-1200
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                     ------
           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No
    ---      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1999: approximately $10,305,176.

Number of shares of Common Stock outstanding as of March 23, 1999: 5,152,588.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 6, 1999 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the 1998 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999 are not deemed to be filed as part of this Report.




                                     PART I

ITEM 1.  BUSINESS.

This section and other parts of this Form 10-K contain forward-looking statements that involve uncertainties and risk. Firstwave(R) Technologies, Inc.'s results may differ from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below and the details in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


GENERAL

Effective March 1, 1998, the Company changed its name from Brock(TM) International, Inc. to Firstwave Technologies, Inc. The name change results from the acquisition of Netgain(TM) Corporation and expansion strategies including the launch of a new product suite, Netgain Enterprise. Firstwave embraces the entrepreneurial spirit and advanced technology of the energetic Netgain team, while leveraging Brock's strengths as an established international company.

Firstwave Technologies, Inc. provides innovative customer relationship management (CRM) solutions to enterprises located throughout the world. The company markets and supports three product lines: Netgain Enterprise, Takecontrol(R) and Firstwave for Unix. Netgain Enterprise is an Internet-based CRM system designed to enable companies to leverage the World Wide Web and its capabilities to create and maintain profitable, mutually beneficial relationships. Netgain Enterprise will encompass activities and processes with prospects and customers throughout their entire relationship lifecycle from pre-sales marketing to post-sales service. The first component of the Netgain Enterprise suite, Netgain Sales, was released in September 1998. Takecontrol is a Microsoft(R) Windows-based, integrated client/server CRM solution that meets the need to automate marketing, sales and customer service operations for companies in multiple industries. Firstwave for Unix product line is a traditional UNIX, character-based CRM solution. All product lines assist companies in maximizing their customers' satisfaction and thereby maximizing lifetime customer value. Firstwave's software products operate on personal computers and a wide range of server platforms.


COMPANY STRATEGY

Firstwave's long term vision is to create a next-generation CRM platform that leverages Internet technologies to bring value to users in the form of longer, more profitable relationships with its customers. Firstwave's CRM solutions are designed to bridge communication gaps between a company's internal departments such as marketing, sales and technical support and its outside constituents such as customers, vendors and business partners. Conventional CRM applications are often found by users to be complex, expensive to maintain and difficult to use. As a result, the incidence of incomplete implementations and failure to meet established expectations is quite high. Furthermore, due to the limitations of client/server technologies, these systems have not extended critical information to customers, indirect channels, partners or other interested parties (the "extended enterprise") who exist outside the boundaries of the corporation.

The evolution and maturation of several technologies, in combination with the emergence of the Internet as a factor in commercial activities, has created an environment of new possibilities for CRM solutions. The Company believes that the future environment will be one in which customers will demand:

-        Relationships be based in knowledge
         -        Companies must have knowledge of customer's needs and wants
         - Companies must provide full, easy access to information about its goods and services

- Anyone representing an enterprise must be equally informed and prepared to serve the customers' needs

- Customers will determine the most appropriate means of interaction with the companies that they do business with

-        Speed of interaction will be the key to successful relationships
         -        Identify needs
         -        Determine solution
         -        Deliver solution

Netgain Enterprise was created to address this environment and was designed to enable companies to pursue a new standard of excellence in their interactions with their customers. It leverages its architecture, e-Framework(TM) which deploys state-of-the-art Internet technologies and integration standards, to gather, store and share customer-related information among the entire extended enterprise, including the customers themselves.

Netgain Enterprise enables all users to have a single view of the customer by integrating information from multiple sources throughout the enterprise, and from external on-line sources of data. Because the Internet is the communications platform for Netgain, the information can be easily distributed to any users that interact with customers including marketers, direct sales reps, customer service reps, channel reps and others, regardless of their physical location. As such, Netgain Enterprise facilitates the collaborative efforts of the entire company and its agents (the "extended enterprise") in generating a focused and unified CRM effort.

Netgain Enterprise's automation capabilities will enable users to analyze customer requirements and interact with them appropriately - with the appropriate information, at the appropriate time, using the appropriate medium.

Over time, the Company will release components of Netgain Enterprise to address all phases of a customer relationship - pre-sales, sales and post-sales activities.

The revenues and relationships of the Company's mature existing businesses provide a sound platform for launching new products and services. The Company remains dedicated to the thousands of people who are currently using Firstwave products in over 20 countries. The Company is committed to continued support and development of its products and is developing a more modern version of Takecontrol using the Microsoft Visual Basic environment. The Company will continue to maintain its Unix products, provide award-winning Takecontrol client/server applications, support Year 2000 requirements, remain compatible with the most popular database managers and operating systems, and provide personal service whenever customers need it.


PROVIDING VALUE-ADDED SERVICES AND ENHANCEMENTS TO EXISTING CUSTOMERS

Firstwave focuses on providing value to its existing customers by offering an array of post-sales consulting, training, and support services. Because the Company's customers use Firstwave products to support strategic and mission-critical aspects of their businesses, a high level of customer service is critical to customer satisfaction in the Company's market. Management believes that the Company's commitment to service and support has been and will continue to be a significant element of its business strategy. Firstwave's professional services organization provides consulting and technical assistance to the Company's customers through fee-based consulting, system installation and configuration, training and system support services. The Company seeks to differentiate itself from its competitors by offering superior customer service.


LEVERAGE STRATEGIC ALLIANCES

The sales performance solutions the Company delivers to customers are a combination of Firstwave's efforts and those of various strategic alliance partners. The Company seeks to select strategic partners who are best in-class providers of hardware, software, telephony and consulting. Alliance partners provide value-added offerings to supplement functionality, joint marketing and lead generation opportunities or system integration expertise. The Company has also developed interfaces with many complementary software offerings like Microsoft Outlook, Microsoft Word, Microsoft Access, Synchrologic's(TM) database synchronization products, marketing encyclopedia and product configuration from Calico Technologies(TM), Seagate's Crystal Reports(TM), Internet-based information from Harris InfoSource(TM) and Internet-based travel services from Worldspan(R). The Company will respond to market needs for complete solutions beyond just software. For instance, in December 1998, Firstwave announced a partnership with MultiSoft(TM) Corporation to offer 24X7 end user support as well as remote Netgain Enterprise application hosting. Firstwave expects to continue to integrate with other complementary offerings.


EXPANDING INTERNATIONAL OPERATIONS

On April 30, 1998, Firstwave Technologies, Inc. acquired Co-cam UK, its largest Takecontrol distributor. This acquisition brought additional revenues to Firstwave and strengthened our European presence. Firstwave Technologies UK, Ltd. now has responsibility for development of our overall business in Europe. During their first eight months of ownership Firstwave UK contributed $2.3 million of incremental revenue.

Management believes that Firstwave is positioned to take advantage of the enterprise Internet market opportunity over the next several years. e-Framework, the architecture upon which Netgain Enterprise is built, will facilitate easy translation of the system's applications, menus, screens and reports into many foreign languages without the need for source code alterations.

The Company's strategy for expanding its international operations outside of the UK involves maintaining a core group of trained distributors, primarily with non-exclusive territorial rights, who demonstrate commitment to customer service and support. The Company has established a network of international distributors serving customers in 20 different countries and it continues to seek qualified international distributors. Prior to being authorized to market Firstwave products, potential international distributors are required to participate in Company-sponsored certification sessions.


SOFTWARE PRODUCTS

Firstwave's systems consist of three main families of software applications: the Takecontrol series, the Firstwave for Unix series and Netgain Enterprise. The Takecontrol and Unix series feature integrated modules that address the complete sales cycle: lead generation, lead qualification, account management (both in-house sales and field sales), and post-sale customer support. Takecontrol is an integrated client/server sales, marketing and customer service solution. Firstwave for Unix is a character-based Unix system. The systems' open architecture, modular design and use of relational databases provide an integrated approach to enterprise-wide information management, yet allows customers to automate a single departmental function first and then expand incrementally to company-wide applications by adding modules and users.

Netgain Enterprise deploys state-of-the-art Internet technologies and integration standards, to gather, store and share customer-related information among the entire extended enterprise, including the customers themselves. The resulting benefit is longer, more satisfying and more profitable relationships between users and customers.

The first component of the Netgain Enterprise is Netgain Sales. Netgain Sales is one of the first completely Web-based sales information systems. It tracks and maintains all current and historical information surrounding sales opportunities, accounts, contacts and activities. It leverages the Internet to extend a sales team to include inside users, mobile users, remote users and indirect channel partners. Easy, anytime, anywhere, secure access to data such as customer profiles, sales activities and competitive data are valuable attributes of this application.

Netgain Sales solves the issues that have limited the success of similar applications of the past. The application is presented within a browser and is operated like other Web-based applications so it is easy to use. Through its Netgain Internet Business Center, Netgain Sales is able to automatically query Internet sources for information about customers and prospects currently being worked on. This provides value to sales reps unavailable in other applications.

Netgain Enterprise's object-oriented, open architecture, eFramework, has a significant impact on usability and deployment of Netgain Sales. Issues such as slow connection speeds and shared processors to accommodate Internet users are solved without sacrificing functionality or user interface. Meta-data technology is used to configure the application and to capture customizations. This means that Netgain Enterprise is able to support users' business processes without changing underlying source code.


TAKECONTROL SOFTWARE ARCHITECTURE

The Takecontrol product series was developed specifically for the client/server model of computing with support for the occasionally connected environment. The product takes advantage of many technologies including the Company's application development environment, ToolShop(R), standard Microsoft Windows Graphical User Interface, Internet protocols, and a variety of relational databases, including Microsoft SQL Server and Access, Oracle, Sybase and Informix.

Firstwave customers' system administrators can readily modify applications, menus, screens and database access methods from within the product. ToolShop is provided with each license and includes tools for building unique customizations, add-on enhancements and integrated applications to legacy systems.

The modules of the Takecontrol series are described below.

Marketing. This tailored solution allows users to generate, track, manage and report on leads as they develop through each stage of the sales cycle using sophisticated database marketing tools. In-house sales, telesales and field sales professionals can use the Marketing module to organize and coordinate the effective use of imported lists and/or internal data through campaign and project management. Shared and/or dedicated telemarketing call queues and targeted direct mailing lists allow representatives to maintain account information and comprehensive account histories in addition to generating new leads. The module contains extensive reporting features to allow managers to effectively monitor marketing and telemarketing efforts. The Takecontrol Web module captures leads directly from the Internet and a flexible but powerful filter application pre-qualifies the incoming leads prior to inclusion in the customer's database.

Sales. This solution provides the mobile or inside sales professional with a sophisticated sales and marketing system on a laptop or desktop computer. It gives the remote sales professional a complete set of sales performance tools for opportunity management, account management and sales planning and forecasting. The module features a centralized relational database with integral functions to manage lead qualification, opportunity management, strategic selling, activity scheduling, reporting, forecasting and sales analysis, and integrates with corporate information systems facilitating the flow of information across the sales, marketing and customer service departments. Sales reps have access to a sales reference library and can access information on objection handling, pricing, competitors and prospect histories. Takecontrol also incorporates a Web-based, marketing encyclopedia add-on module called NewsSt@nd(TM). This intelligent-agent technology monitors and gathers customer, partner and competitive information and delivers it to the end user automatically. NewsSt@nd provides the right information at the right time, giving the sales representatives an edge over the competition. The Sales module provides a sophisticated data synchronization facility that permits the sales professional to easily make updates to the corporate database and his or her local database to ensure data integrity and consistency.

Customer Service. Companies can focus on and improve customer satisfaction by reliably capturing and tracking incoming customer calls, prioritizing customers' problems and assigning problems to the correct customer service representative for an appropriate and timely response. Cases are tracked and monitored based on severity and can be automatically escalated based on customer specific criteria. The module's problem-tracking database, an on-line information source containing all known support problems with their proven solutions, provides information to customer service representatives for solving technical, training and documentation-related problems. The Customer Support/Help Desk module also includes extensive reporting capabilities so managers can monitor the volume of call activity, response time and customer service representative productivity. The Web Support module allows customers to access and add to their case information via the Internet, thereby reducing telephone call overhead.


SERVICES

Management believes that the need for expertise in installing, customizing and using sales, marketing and customer service systems will grow as the sophistication of software solutions increases due to product evolution and as software is increasingly employed as a strategic sales tool. The Company seeks to differentiate itself from other providers of sales, marketing and customer service software by offering an array of specialized professional services on a fee basis. Firstwave's services consist of (i) education and training services,
(ii) implementation and customizations, and (iii) customer support services.


EDUCATION AND TRAINING

Firstwave's comprehensive customer training program is designed to accommodate the diverse needs of its customers. Courses are held on a regularly scheduled basis at the Company's Atlanta headquarters and at customer sites upon request. Firstwave charges its customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, the Company charges a per-day rate for a set number of attendees.

The current curriculum for Netgain Enterprise consists of Netgain Sales and Netgain System Administrator. The classes may be conducted at Firstwave, the customer site or via the Web. Netgain Sales is intended for individuals who will use the application to create and maintain customer relationships through all phases of the sales cycle. Netgain System Administrator is for individuals who will setup, maintain and administer the Netgain Sales application.

The current curriculum for Takecontrol consists of Application classes for each module, ToolShop Design Environment I & II, and Data Synchronization Configuration. These courses provide information on system and database administration and the use of Firstwave application and development tools, including the ToolShop, to tailor the standard modules. Classes are also offered for End-User Training.

IMPLEMENTATION AND CUSTOMIZATIONS

Firstwave's professional services organization is chartered to facilitate the customers' successful implementation and utilization of Firstwave products and to accelerate the implementation process. Firstwave uses its professional services organization as a logical extension of its sales force and believes that its professional services organization differentiates the Company from most of its competitors. Typical services provided include systems analysis and design, installation planning and coordination, database configuration, screen and report tailoring, application development, data conversion, systems interconnectivity, project management and other special processing requirements related to the implementation of Netgain Enterprise, Takecontrol and Firstwave for Unix. Professional services are charged on a time and expenses basis.


CUSTOMER SUPPORT

Firstwave's customer support group uses the Takecontrol Customer Support module to track individualized service. It provides Firstwave representatives with access to a problem-tracking database that includes an on-line problem-solving library for quick resolution of inquiries and technical problems and maintains a library of product enhancement requests from customers and Firstwave employees. Each customer support representative has immediate access to the customer's account history while engaged in resolving technical issues. In addition to hotline telephone services, customer support also includes the provision of updates and enhancements of Firstwave products and related documentation.

The Company routinely monitors the effectiveness of its customer support group. Firstwave has implemented a system in which the customer assigns a priority to each call placed to the support team. The Company also provides surveys each month to randomly selected customers to evaluate the quality and responsiveness of its support efforts.

Management believes that the emphasis the Company places on the customer support function further differentiates it from most other sales and marketing software providers. Customer support is offered as part of an annual maintenance fee and, therefore, generally is not charged separately on an hourly or other basis.


SOURCES OF REVENUE, PRICING AND MATERIAL TERMS OF LICENSING AGREEMENTS

Software revenues consist of license fees for Netgain Enterprise, Takecontrol and Firstwave for Unix. The Company also receives revenues from third-party software. Customers pay a license fee for the software based upon the number of licensed users.

Netgain Enterprise offers customers several pricing alternatives that reflect how it may be deployed across the Internet to users throughout the extended enterprise. Perpetual licenses are available on a concurrent or per user model. Concurrent user licensing allows Netgain Enterprise to be cost-effectively deployed to a high number of occasional users.

Subscription pricing provides organizations the opportunity to deploy the application without the need for a high capital outlay.

Remote hosting services allow organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities.

For Takecontrol and Firstwave for Unix, the Company grants non-exclusive, non-transferable, perpetual licenses that are site- and computer-specific. The license agreement specifies that the Company will provide its software in object code format and that the Company will retain the source code.

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


CUSTOMERS

The Company markets its products as a cross-industry solution for sales, marketing, and service management. This wide range of companies demonstrates the broad applicability of the Company's product lines. The Company currently has systems installed in many industries, including manufacturing, financial services, communications, computers and software, travel, hospitality and retail. The Company's customer base includes medium-sized independent companies as well as divisions of Fortune 1000 companies. The Company has licensed its products for thousands of users located in 20 countries. More than 200 customers currently subscribe to maintenance services.


SALES AND MARKETING

The Company markets and sells its products and services to the North American marketplace through direct channels. Internationally the products and services are marketed and sold directly through Firstwave UK and through indirect channels via Firstwave distributors. The US and UK direct channel is supported by 24 sales and marketing professionals as of December 31, 1998.

The Sales department is organized into Business Development Representatives ("BDR") and Account Executives. BDR's initiate contact with leads and qualify them using the telephone and the Internet as primary tools. Account Executives are responsible for on-site visits and contract negotiations. The sales cycle for new customers averages 3-4 months after initial contact and typically includes requirements gathering, Web-based product demonstrations, technical discovery, customization, demonstration and pilot.

The Company's Marketing department is responsible for generating leads through a variety of activities including Internet-based marketing, public relations, trade shows, Web seminars, strategic partnerships and direct mail. The Marketing department is an end-user of Netgain Enterprise for database marketing, lead tracking and analysis. Leads that are not initially qualified for a direct sales effort are maintained in the database and contacted periodically to identify changes in circumstances that might result in a sales opportunity.

In addition, the Marketing department is responsible for product positioning and strategy, product management, market research and competitive analysis, and provides competitive, customer and prospect input into the Company's product development efforts.


PRODUCT INNOVATION AND DEVELOPMENT

The Company plans to propel the growth of Netgain Enterprise by using it as a basis for rich, market-driven CRM solutions for companies wanting to incorporate the Internet into their business processes. Netgain's architecture, eFramework, with its object orientation, adherence to Microsoft standards and incorporation of emerging Web technologies facilitates this approach. The Internet not only serves as a communications medium within the company and between customer and company, but it provides an abundant source of information which can assist all personnel in forming mutually beneficial relationships with prospects and customers. Netgain Enterprise has unique capabilities to leverage these attributes.

In January 1999, the Company announced the Netgain Internet Business Center
(TM)(NIBC). NIBC facilitates the creation of intelligent, context-sensitive Internet queries and enables automatic downloading of selected information from Internet sources directly into a user's Netgain database. NIBC will be available in Version 3.0 of Netgain Sales which is scheduled for release in the second quarter of 1999 and is an example of innovations to come.

In addition, the Company is developing a new client/server product based upon the Microsoft Visual Basic environment. This new product, Takecontrol Today, will be tightly integrated with Microsoft Outlook 98 for contact and activity management, allowing sales professionals to perform daily tasks in a familiar environment. It is being developed in a phased approach using converted portions of the current Takecontrol product and employing business components based upon Microsoft's Component Object Model (COM). It will primarily be sold to existing customers who are looking for more modern user interface features based upon an open programming environment.


ONGOING SYSTEM ENHANCEMENTS

Firstwave was the first enterprise class CRM provider to integrate Microsoft Outlook 97 with a sales and marketing automation solution. This year, Firstwave released Takecontrol'99, which includes integration into the popular Microsoft Office 97 application suite, industry-standard Seagate Crystal Reports and Oracle(R) 8.

This release added several innovative capabilities to the full function Takecontrol suite. A graphical script builder makes building telemarketing and telesales scripts easier than ever using simple drag-drop operations to connect prompts and define call paths. A new Open Object Interface allows better programmatic integration to other desktop and mainframe applications. This version remains year 2000 compliant (as was Takecontrol'98), following industry guidelines supplied by industry analysts. It enables customers to properly handle date information and ensures all existing data is processed properly for the new millennium.

In addition to the initial release of Netgain Sales, Version 2.0 was released during 1998. This release added the ability to utilize the application and access needed customer and opportunity data while disconnected from the Internet. Deploying Synchrologic's database synchronization technology, Version
2.0 allows Netgain Sales to conform to the working environments of direct sales personnel - in an automobile, in an airplane, in a hotel room or at a client site.


COMPETITION

The Company faces competition from a variety of software vendors, including sales automation and customer support software vendors and software tools vendors.

In the sales automation software market, the Company faces competition from dozens of companies including SalesLogix(TM), Pivotal Software(TM) and Upshot(TM). In this market, primary competitive factors include breadth and completeness of the customer interaction solution, Internet capabilities, technological architecture, customization capabilities, and ability to offer a tailored, comprehensive solution.

In the integrated, multi-national CRM market in which the Company competes, there are an increasing number of vendors vying for market share. In addition, the sophistication of such solutions can require a professional services staff for the product to be effectively implemented, customized and supported if the customer does not have such qualified staff in-house or available for the project.

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


EMPLOYEES

As of December 31, 1998, the Company employed 108 persons, including 24 sales and marketing professionals, 39 service and support representatives, 19 administrative personnel and 26 persons involved in product innovation and development. Management believes that the Company's future growth and success will depend on its ability to retain and to continue to attract highly skilled and motivated personnel in all areas of its operations.


ITEM 2.  PROPERTIES.

As of December 31, 1998 the Company's headquarters and principal operations were located in approximately 30,000 square feet of leased office space. The office building is located in metropolitan Atlanta, Georgia. The Company also has operations located outside London, England in approximately 7,000 square feet of leased office space.


ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on the NASDAQ Stock Market, Inc.

The following table shows the price range of the Company's Common Stock (high and low close information) for the indicated fiscal quarters. The prices represent quotations between dates and do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

1998            First     Second      Third     Fourth   1997           First     Second     Third     Fourth
-------------------------------------------------------  ------------------------------------------------------
High           $ 5.63     $ 5.13     $ 5.13     $ 3.88   High          $ 4.50     $ 6.50     $ 5.75     $ 5.25
Low            $ 4.31     $ 4.25     $ 2.50     $ 1.63   Low           $ 3.00     $ 2.19     $ 4.50     $ 3.44
-------------------------------------------------------  ------------------------------------------------------

As of December 31, 1998 there were approximately 85 shareholders of record and approximately 1,725 persons or entities that hold common stock in nominee name. There were no dividends declared during 1998 or 1997.

On December 31, 1997, the Company issued 67,989 shares of Common Stock to Carpe Fund, LP in connection with the acquisition of Netgain Corporation. The Company issued such shares to Carpe Fund in full payment and satisfaction of two promissory notes in principal amounts totaling $300,000 issued by Netgain to Carpe Fund. Pursuant to an agreement between the Company and Carpe Fund, the value of these shares was determined by the average of the per share closing prices of the Common Stock for each of the ten days preceding the closing date of the Netgain acquisition. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) thereof. These shares were subsequently registered for resale under the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data about the Company for each of the last five fiscal years. The information presented below has been derived from the Company's audited Financial Statements.

                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                                 (In thousands, except per share amounts)
                                                          1998        1997      1996        1995        1994
                                                        -------------------------------------------------------
Net revenues                                            $14,537    $ 15,848   $ 23,222    $ 28,001     $ 30,697
Income (loss) before income taxes                        (3,034)     (1,377)   (10,115)     (4,928)         737
Income tax (provision) benefit                              (91)       (133)     1,055       1,837         (192)
Net income (loss)                                        (3,125)     (1,510)    (9,060)     (3,091)         545
Basic and diluted net income (loss) per share             (0.61)      (0.30)     (1.81)      (0.63)        0.11
Total assets                                             11,322      14,286     18,367      26,045       29,127
Total non current liabilities                                --          --        125          --          960

Common stock subject to repurchase                      $    --    $    300    $    --    $     --    $      --
Basic and diluted weighted average common
   and common share equivalents                           5,125       5,035      5,000       4,932        4,960


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 1997 to 1998. Certain percentage columns do not add to 100% due to rounding.


                                              Year Ended December 31,                              % Change
(in thousands)                           1998                            1997                     1997 to 1998
--------------------------------------------------------------------------------------------------------------
Revenues
    Software                         $  3,528       24.3%             $ 5,239       33.1%               -32.7%
    Services                            5,035       34.6%               4,810       30.4%                 4.7%
    Maintenance                         5,431       37.4%               5,189       32.7%                 4.7%
    Other                                 543        3.7%                 610        3.8%               -11.0%
                                     -------------------              ------------------                ------
         Net revenues                  14,537      100.0%              15,848      100.0%                -8.3%
                                     -------------------              ------------------                ------

Costs and expenses
    Cost of revenues
         Software                         744        5.1%                 675        4.3%                10.2%
         Services                       3,566       24.5%               3,528       22.3%                 1.1%
         Maintenance                    1,643       11.3%               1,687       10.6%                -2.6%
         Other                            500        3.4%                 606        3.8%               -17.5%
    Sales and marketing                 5,983       41.2%               6,012       37.9%                -0.5%
    Product development                 2,080       14.3%               2,003       12.6%                 3.8%
    General & administrative            3,233       22.2%               2,186       13.8%                47.9%
    In process research and
      development                           0       0.00%                 696       4.39%              -100.0%

                                     -------------------              ------------------                ------
Operating loss                         (3,212)     -22.1%              (1,545)      -9.7%               107.9%
                                     -------------------              ------------------                ------
Interest income net                       178        1.2%                 168        1.1%                 6.0%
                                     -------------------              ------------------                ------
Loss before income taxes             $ (3,034)     -20.9%            $ (1,377)      -8.7%               120.3%
                                     -------------------              ------------------                ------


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

1998 COMPARED TO 1997

The plan for 1998 was to continue to stabilize operating performance and develop capacity for future growth. In 1998 the Company launched a new corporate identity - Firstwave Technologies, Inc. Firstwave is the combination of three companies: (1) Brock International, Inc., an established public company, (2) Netgain Corporation, an early stage technology company, which was acquired on December 31, 1997, and (3) Co-cam UK, the Company's largest distributor which was acquired on April 30, 1998. The Company believes the combination of these three synergistic companies each with its own expertise, is a solid platform to launch its new generation of customer relationship management solutions based on Internet technologies.

Total revenues decreased 8.3% from $15,848,000 in 1997 to $14,537,000 in 1998 mainly due to decreases in software revenue offset by increases in services and maintenance revenues. Software revenue decreased 32.7% from $5,239,000 in 1997 to $3,528,000 in 1998 primarily as a result of fewer Takecontrol licenses sold to new customers. Revenues from international software licenses decreased 14.1% from $3,314,000 in 1997 to $2,848,000 in 1998, and decreased as a percentage of total revenues from 20.9% in 1997 to 19.6% in 1998 due to decreased sales by Asia and Pacific Rim distributors. Total revenues from international sources, which includes maintenance, software license fees and customizations, increased from 33.9% of total revenues in 1997 to 52.7% of total revenues in 1998 due to additional revenues provided by Firstwave UK and decreased domestic Takecontrol software licenses.

Services revenues increased 4.7% from $4,810,000 in 1997 to $5,035,000 in 1998 primarily due to the additional services revenues provided by Firstwave UK. Maintenance revenues remained strong with a 4.7% increase from $5,189,000 in 1997 to $5,431,000 in 1998.

Costs of software revenues increased 10.2% from $675,000 in 1997 to $744,000 in 1998 and, as a percentage of software revenues, increased from 12.9% in 1997 to 21.1% in 1998. The increases were primarily due to increased amortization costs in 1998 which included twelve months of Takecontrol amortization, compared to ten months of amortization in 1997 after a February 1997 release. Costs of software revenues include costs of third-party software, amortization of capitalized software costs, and costs of packaging and documentation materials and related media costs.

Costs of revenues for services increased 1.1% from $3,528,000 in 1997 to $3,566,000 in 1998 due to the addition of Firstwave UK service personnel. Costs of revenues for services as a percentage of services revenues decreased from 73.3% in 1997 to 70.8% in 1998. Costs of revenues for maintenance decreased 2.6% from $1,687,000 in 1997 compared to $1,643,000 in 1998 primarily due to decreased international maintenance revenues. Costs of revenues for maintenance as a percentage of maintenance revenues also decreased from 32.5% in 1997 compared to 30.3% in 1998.

Sales and marketing expenses decreased slightly from $6,012,000 in 1997 to $5,983,000 in 1998, but increased as a percentage of total revenues from 37.9% in 1997 compared to 41.2% for 1998. The decrease in total expense is primarily due to decreases in sales commissions consistent with decreases in software license revenues offset by the addition of Firstwave UK personnel and costs associated with marketing materials for the new corporate identity and new product launch.

The Company's product innovation and development expense including write-off of in process research and development cost, net of costs capitalized, decreased 22.9% from $2,699,000 in 1997 to $2,080,000 in 1998, and decreased as a percentage of total revenues from 17.0% in 1997 to 14.3% in 1998. The decrease in net cost is primarily due to the in-process research and development one time charge of $696,000 related to the acquisition of Netgain Corporation during the fourth quarter of 1997, offset by additional development personnel and personnel related costs in 1998 associated with the development of the Netgain product line.

The Company capitalized additional product development expenditures of $200,000 during the fourth quarter of 1998 related to releases of version 1.1 and 2.0 of Netgain Sales.

General and administrative expenses increased 47.9% from $2,186,000 in 1997 to $3,233,000 in 1998. As a percentage of total revenues, general and administrative expenses increased from 13.8% in 1997 to 22.2% in 1998. These increases resulted primarily from the addition of Firstwave UK and its London office, offset by domestic decreases in rent expense due to subleasing excess office space. Professional fees increased in 1998 due to the one-time favorable settlement of a legal dispute that resulted in a $603,000 credit to general and administrative expense during the third quarter of 1997. Interest income decreased 13.9% from $208,000 in 1997 to $179,000 in 1998, due to decreased interest on invested cash balances.


1997 COMPARED TO 1996

The Company implemented a restructuring plan in December 1996 that was designed to restore financial health and lay the foundation for future growth. See Note 13 of Notes to Financial Statements for details and information regarding one-time expenses associated with the restructuring. The plan for 1997 was to stabilize operating performance, leverage assets, make progress toward profitability each quarter, while developing the capacity for future growth. The Company accomplished these goals during 1997. While revenues decreased from 1996, they, along with expense reductions, were on target with the plan. The reduction in personnel and enhancements in expense management included in the restructuring plan are the primary reasons for the overall decreases in expenses.

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

The Company's product innovation and development expense, net of costs capitalized, including the write-off of in process research and development costs of $696,000, increased 34.3% from $2,010,000 in 1996 to $2,699,000 in
1997, and increased as a percentage of total revenues from 8.7% in 1996 to 17.0% in 1997. The Company capitalized additional product development expenditures of $2,657,000 in 1996. No additional capitalization was recorded during 1997 because development activities qualifying for capitalization were immaterial. The increase in net cost is primarily due to the combination of no new costs being capitalized and the in process research and development one time charge of $696,000 related to the acquisition of Netgain Corporation during the fourth quarter of 1997.

General and administrative expenses decreased 63.7% from $6,027,000 in 1996 to $2,186,000 in 1997. As a percentage of total revenues, general and administrative expenses decreased from 26.0% in 1996 to 13.8% in 1997. These decreases resulted from decreases in bad debt expense consistent with the decrease in revenue, a favorable settlement of a legal dispute which resulted in a $603,000 credit to general and administrative expense during the third quarter of 1997, rent expense related to reduction in office space as a result of restructuring, and decreases in personnel and related costs.

Interest income decreased 7.6% from $225,000 in 1996 to $208,000 in 1997, due to decreased interest on invested cash balances. Interest expense decreased 74.4% from $156,000 in 1996 to $40,000 in 1997, due to the March 1997 payment in full of the outstanding line of credit balance and equipment note payable.


BALANCE SHEET

Cash and cash equivalents decreased 54.8% from $4,969,000 at December 31, 1997 to $2,245,000 at December 31, 1998 due to cash invested in product development, launch of the Netgain product, and acquisition costs and funding of operations of Firstwave UK. Intangible assets increased 162.9% from $245,000 at December 31, 1997 to $644,000 at December 31, 1998 due to goodwill related to the acquisition of Co-cam UK offset by the related amortization. Capitalized software decreased 29.3% from $1,089,000 at December 31, 1997 to $770,000 at December 31, 1998 due to amortization expense offset by additional capitalized software related to Netgain Sales versions 1.1 and 2.0. Accounts payable increased 56.0% from $868,000 at December 31, 1997 to $1,354,000 at December 31, 1998 due the acquisition of Co-cam. Accrued restructuring costs decreased 100% from $325,000 at December 31, 1997 to no accrual at December 31, 1998 due to the expiration of non-cancelable leases of excess office space. Accrued employee compensation and benefits decreased 53.8% from $614,000 at December 31, 1997 to $284,000 at December 31, 1998 due to lower commissions payable associated with lower software revenue and lower employee incentives due to changing from an annual plan in 1997 to a quarterly plan in 1998. Common stock subject to repurchase related to the acquisition of Netgain Corporation was reclassified to stockholder's equity after the shares were registered on February 13, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and cash equivalents of $2,245,000. Cash provided by (used in) operating activities was ($1,961,000) and $857,000 for 1998 and 1997, respectively. Cash provided by (used in) investing activities was ($928,000) and $2,642,000 for 1998 and 1997, respectively. Cash used to purchase property and equipment was $496,000 and $261,000, respectively, for 1998 and 1997. Cash provided by (used in) financing activities was $131,000 and ($1,877,000) for 1998 and 1997, respectively. The Company had no line of credit payable or notes payable outstanding at December 31, 1998.

In March 1999, the Company renewed its $3,000,000 line of credit agreement with its bank for another one-year term. The line of credit, which expires March 15, 2000, bears interest at prime rate plus 1.5% and reduces to prime rate upon the Company's attainment of quarterly targets for results of operations or additional financing objectives. The line of credit is secured by the assets of the Company.

Funds generated from operations and the net remaining proceeds from the Company's initial public offering were sufficient to finance the Company's operations during 1998. The Company believes that funds generated from operations, cash on hand, and the renewal of the line of credit agreement will sufficiently fund the operations for 1999.


YEAR 2000

The Company's current product line is year 2000 compliant. However, some of the Company's customers are running older product versions that are not year 2000 compliant. All of the Company's customers have been notified of the availability of a year 2000 compliant version of the Company's product they are running and the Company has been encouraging its customers to migrate to current product versions. Although the Company has designed and tested the most current versions of its products to be year 2000 compliant, there can be no assurance that they do not contain undetected errors or other defects associated with year 2000 date functions that may result in material costs to the Company.

A Year 2000 evaluation was completed during 1998 to assess the Company's Year 2000 readiness related to its internal systems. As of December 31, 1998 all critical systems had been addressed and the Company was 80% complete in bringing the balance of internal systems into compliance. The Company expects to substantially complete year 2000 readiness preparations by the end of June 1999 and to continue testing through calendar 1999. Although the cost associated with completing year 2000 readiness for the Company's internal systems has been determined to be immaterial, there can be no assurance that the Company will not experience serious unanticipated negative consequences caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software and hardware. The Company is in the process of implementing contingency plans and business resumption plans that will be completed during the remainder of fiscal 1999.

The Company has no material commitments for capital expenditures. Management does not believe that inflation has historically had a material effect on the Company's results of operations.


QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below set forth certain unaudited operating results for each of the eight quarters in the two- year period ended December 31, 1998. This information has been prepared by the Company on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Company's Financial Statements and Notes thereto. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.


                                                                 QUARTER ENDED
                                   3/31/98     6/30/98   9/30/98  12/31/98    3/31/97  6/30/97    9/30/97   12/31/97
                                                        (in thousands, except per share amounts)

Net revenues                     $ 3,610    $ 3,738    $ 3,762    $3,427     $3,408    $4,080     $ 3,510   $ 4,850
Operating income (loss)             (610)      (725)      (855)   (1,022)      (807)     (288)          9      (459)
Net income (loss)                   (573)      (717)      (826)   (1,009)      (799)     (244)         55      (522)
Basic and diluted
 income (loss) per share           (0.11)     (0.14)     (0.16)    (0.20)     (0.16)    (0.05)       0.01     (0.10)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information included under Item 14 (a) (1) and (2)



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Firstwave Technologies, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 33 present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia
February 2, 1999

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)
==============================================================================


                                                                                         DECEMBER 31,
                                                                                       1998         1997
ASSETS
Current assets
    Cash and cash equivalents                                                       $  2,245       $  4,969
    Accounts receivable, less allowance for doubtful
      accounts of $425 and $703                                                        3,146          3,047
    Deferred tax assets                                                                  200            459
    Prepaid expenses and other                                                           195            177
                                                                                    --------       --------
        Total current assets                                                           5,786          8,652

Property and equipment, net                                                            1,501          1,938
Software development costs, net                                                          770          1,089
Intangible asset                                                                         644            245
Deferred tax asset                                                                     2,621          2,362
                                                                                    --------       --------

                                                                                    $ 11,322       $ 14,286
                                                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                $  1,354       $    868
    Accrued restructuring costs                                                           --            325
    Sales tax payable                                                                    265            263
    Deferred revenue                                                                   1,581          1,545
    Accrued employee compensation and benefits                                           284            614
    Other accrued liabilities                                                             78             19
                                                                                    --------       --------
        Total current liabilities                                                      3,562          3,634


Common stock subject to repurchase                                                        --            300
                                                                                    --------       --------
                                                                                       3,562          3,934
                                                                                    --------       --------
Commitments and contingencies

Shareholders' equity
    Preferred stock, no par; 1,000,000 shares authorized; and
      no shares issued or outstanding
    Common stock, stated value $.0019 per share; 10,000,000 shares authorized;
      5,151,322 and 5,033,027 shares
      issued and outstanding                                                              10              9
    Additional paid-in capital                                                        19,813         19,329
    Unrealized loss on investment securities                                              --            (14)
    Cumulative translation account                                                        34             --
    Accumulated deficit                                                              (12,097)        (8,972)
                                                                                    --------       --------
                                                                                       7,760         10,352
                                                                                    --------       --------

                                                                                    $ 11,322       $ 14,286
                                                                                    ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
==============================================================================


                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                 1998           1997           1996
Net revenues
    Software                                 $  3,528       $  5,239       $  9,834
    Services                                    5,035          4,810          7,267
    Maintenance                                 5,431          5,189          5,143
    Other                                         543            610            978
                                             --------       --------       --------
                                               14,537         15,848         23,222

Cost and expenses
    Cost of revenues
      Software                                    744            675          4,883
      Services                                  3,566          3,528          5,908
      Maintenance                               1,643          1,687          2,002
      Other                                       500            606            895
    Sales and marketing                         5,983          6,012         10,083
    Product development                         2,080          2,003          2,010
    General and administrative                  3,233          2,186          6,027
    In process research and development            --            696             --
    Restructuring costs                            --             --          1,598
                                             --------       --------       --------
        Operating loss                         (3,212)        (1,545)       (10,184)

Interest expense                                   (1)           (40)          (156)
Interest income                                   179            208            225
                                             --------       --------       --------
        Loss before income taxes               (3,034)        (1,377)       (10,115)

Income tax benefit (provision)                    (91)          (133)         1,055
                                             --------       --------       --------

        Net loss                             $ (3,125)      $ (1,510)      $ (9,060)
                                             ========       ========       ========

Net loss per share
    Basic                                    $  (0.61)      $  (0.30)      $  (1.81)
                                             ========       ========       ========

    Diluted                                  $  (0.61)      $  (0.30)      $  (1.81)
                                             ========       ========       ========

Weighted average shares outstanding
    Basic                                       5,125          5,035          5,000
                                             ========       ========       ========

    Diluted                                     5,125          5,035          5,000
                                             ========       ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
================================================================================



                                                                             UNREALIZED    COMPRE-   OTHER
                                                                ADDITIONAL  GAIN/(LOSS)    HENSIVE   COMPRE-   RETAINED
                                                COMMON STOCK     PAID-IN   ON INVESTMENT   INCOME    HENSIVE   EARNINGS
                                             SHARES     AMOUNT   CAPITAL     SECURITIES     (LOSS)   INCOME     (DEFICIT)   TOTAL
Balance at December 31, 1995                4,908,815    $  9   $18,744     $    (121)    $    --   $      --  $  1,598  $ 20,230
Exercise of common stock options                9,242      --        59            --          --          --        --        59
Employee stock purchases                       18,498      --       106            --          --          --        --       106
Unrealized gain on investment
   securities                                      --      --        --           107          --          --        --       107
Net loss                                           --      --        --            --          --          --    (9,060)   (9,060)
                                         ------------    ----   -------     ---------     -------   ---------  --------  --------
Balance at December 31, 1996                4,936,555       9    18,909           (14)         --          --    (7,462)   11,442
Exercise of common stock options               88,899      --       281            --          --          --        --       281
Employee stock purchases                        7,573      --        25            --          --          --        --        25
Issuance of stock options                          --      --       114            --          --          --        --       114
Net loss                                           --      --        --            --          --          --    (1,510)   (1,510)
                                         ------------    ----   -------     ---------     -------   ---------  --------  --------
Balance at December 31, 1997                5,033,027       9    19,329           (14)         --          --    (8,972)   10,352
Exercise of common stock options               34,511               112            --          --          --        --       112
Employee stock purchases                        6,081                19            --          --          --        --        19
Issuance of stock options                          --                 7            --          --          --        --         7
Issuance of stock in connection
   with Netgain acquisition                    77,703       1       346            --          --          --        --       347
Realized loss on investment
   securities                                      --      --        --            14          --          --        --        14

Comprehensive loss
Net loss                                           --      --        --            --      (3,125)         --    (3,125)   (3,125)
Foreign currency translation adjustment            --      --        --            --          34          34        --        34
                                                                                          -------
   Comprehensive loss                                                                     $(3,091)
                                         ------------    ----   -------     ---------     =======   ---------  --------  --------
Balance at December 31, 1998                5,151,322    $ 10   $19,813     $      --               $      34  $(12,097) $  7,760
                                         ============    ====   =======     =========               =========  ========  ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
==============================================================================


                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                       1998        1997         1996
Cash flows from operating activities
   Net loss                                                          $(3,125)   $ (1,510)   $ (9,060)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation and amortization                                   1,741       1,565       3,431
       Write down of software development cost to net
         realizable value                                                 --          --       2,583
       Write off in process research and development                      --         696          --
       (Gain)/loss on disposal of fixed assets                           (13)        142         646
       Provision for bad debts                                            83          22       1,837
       Deferred income taxes                                              --         (65)     (1,130)
       Stock compensation                                                  7         114          --
       Changes in assets and liabilities (net of acquisition)
         Accounts receivable                                            (182)      1,051       2,135
         Prepaid expenses and other                                      121         (46)         40
         Accounts payable                                                146        (148)         55
         Accrued restructuring                                          (325)       (786)      1,111
         Sales tax payable                                                 2        (115)       (255)
         Deferred revenue                                               (114)         81        (507)
         Accrued employee compensation and benefits                     (361)        (66)       (446)
         Other accrued liabilities                                        59         (78)        (46)
                                                                     -------    --------    --------
               Total adjustments                                       1,164       2,367       9,454
                                                                     -------    --------    --------
               Net cash provided by (used in) operating activities    (1,961)        857         394
                                                                     -------    --------    --------
Cash flows from investing activities
   Software development costs                                           (200)         --      (2,186)
   Business acquisitions                                                (246)       (697)         --
   Purchases of property and equipment                                  (496)       (261)       (869)
   Purchase of investment securities                                  (9,394)    (16,155)    (13,689)
   Proceeds from sale of investment securities                         9,408      19,755      18,051
                                                                     -------    --------    --------
               Net cash provided by (used in) investing activities      (928)      2,642       1,307
                                                                     -------    --------    --------
Cash flows from financing activities
   Exercise of common stock options                                      112         281          59
   Proceeds from employee stock purchase plan                             19          25         106
   Borrowing from/(repayment to) line of credit, net                      --      (1,975)        990
   Proceeds from/(repayments to) note payable, net                        --        (208)        208
                                                                     -------    --------    --------
               Net cash provided by (used in) financing activities       131      (1,877)      1,363
                                                                     -------    --------    --------
Foreign currency translation adjustment                                   34          --          --
Net increase (decrease) in cash                                       (2,724)      1,622       3,064
Cash and cash equivalents, beginning of year                           4,969       3,347         283
                                                                     -------    --------    --------
Cash and cash equivalents, end of year                                 2,245       4,969       3,347
                                                                     -------    --------    --------
Supplemental disclosure of cash flow information
   Cash paid during the year for interest                            $     1    $     84    $    157
                                                                     -------    --------    --------
   Cash paid for income taxes                                        $    91    $    198    $     73
                                                                     -------    --------    --------

NOTES TO FINANCIAL STATEMENTS
==============================================================================



1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Firstwave Technologies, Inc. (the "Company") provides computer-based systems to automate customers' business activities, including sales lead generation and monitoring, account management, and post-sale customer support. Effective March 1998, the Company changed its name from Brock International, Inc. to Firstwave Technologies, Inc.

         REVENUE RECOGNITION
         Revenue from product sales is recognized upon shipment of the product when the Company has no significant obligations remaining and collection of the resulting receivable is probable. The Company accrues for estimated warranty costs at the time it recognizes revenue. Services revenue is recognized as services are performed. Maintenance revenue is recognized on a pro rata basis over the term of the maintenance agreements.

         International revenues are generated by independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and generally remit 50% of standard license fees and maintenance revenues they produce. The Company recognizes international sales at the gross license amount, with the amount paid to the distributors reflected as a selling expense. The Company's international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. International revenues also include revenue from Firstwave Technologies UK, Ltd., a wholly owned subsidiary.

         The Company's adoption of American Institute of Certified Public Accountants Statement of Position, 97-2, Software Revenue Recognition, as of January 1, 1998 did not have a material impact on its financial statements.

         Advanced billings for services and maintenance contracts are recorded as deferred revenue in the accompanying balance sheet.

         CONSOLIDATION
         The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary Firstwave Technologies UK, Ltd. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

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

         CONCENTRATION OF CREDIT RISK
         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. The Company invests in marketable securities including government securities with high credit ratings. Credit risk from concentration of trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

NOTES TO FINANCIAL STATEMENTS
==============================================================================


         INVESTMENT SECURITIES
         In accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investment securities as available-for-sale based on their intent and ability to hold the securities and accordingly, unrealized holding gains and losses are presented as a separate component of shareholders' equity.

         PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes are recorded using the straight-line method over estimated useful lives ranging from three to six years. Expenditures for maintenance and repairs are charged to expense as incurred.

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

         Software development costs which are capitalized are subsequently reported at the lower of unamortized cost or net realizable value. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than three years. It is reasonably possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both may be reduced significantly in the near term due to changing technologies. As a result, the carrying amount of capitalized software costs may be reduced materially in the near term.

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

         FOREIGN CURRENCIES
         Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and the effects of foreign currency translation adjustments are included as a component of stockholders' equity. At December 31, 1998, accumulated foreign translation gains were $34,000.

         BASIC AND DILUTED NET INCOME/(LOSS) PER COMMON SHARE
         Basic net income/(loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options were the only securities issued which would have been included in the diluted income/(loss) per share calculation had they not been antidilutive.

NOTES TO FINANCIAL STATEMENTS
==============================================================================

2.       ACQUISITIONS

         On April 30, 1998 the Company acquired its largest international distributor, Co-cam UK. Based in London, Co-cam UK now operates as Firstwave Technologies UK, Ltd. The transaction was an asset purchase from PMS Creative Ltd., a wholly owned subsidiary of Policy Management Systems Corporation. The purchase price of approximately $426,000 is payable in cash in four quarterly installments beginning July 31, 1998 after an initial payment at closing of approximately $85,000. The excess of cost over the estimated fair value of the net assets acquired was $455,000 (including cost of acquisition of approximately $180,000) and was accounted for as goodwill which is being amortized over five years.

         On December 31, 1997, Brock Acquisition, Inc. a wholly-owned subsidiary of the Company acquired legal title to the net assets of Netgain Corporation, an Internet application developer, in exchange for $697,000 in cash and 67,989 shares of the Company's common stock valued at $300,000 (recorded as common stock subject to repurchase at December 31, 1997). The shares subject to repurchase were registered by the Company in February 1998 at which time the repurchase feature automatically terminated. After expensing $696,000 of in-process research and development costs, the excess of cost over fair value net of assets acquired amounted to $245,000 which was accounted for as goodwill and is being amortized over five years. The acquisition was accounted for using the purchase method of accounting. Brock Acquisition, Inc. changed its name to Netgain Inc. and was subsequently merged with the Company. In addition, 200,000 shares of the Company's common stock were placed in escrow as of December 31, 1997 to be issued to the former shareholders of Netgain Corporation upon attainment of certain future revenue targets for the sale of Netgain products. Such targets were not achieved and accordingly these shares were not issued. In July 1998, the Company issued 9,714 additional shares of its common stock valued at $46,433 to the former shareholders of Netgain Corporation to settle matters directly related to the acquisition. This amount has been recorded as goodwill in the accompanying financial statements.

         The following presents the unaudited pro forma consolidated results of operations as if both acquisitions had occurred as of January 1, 1997. (in thousands, except share data):

                                                           DECEMBER 31,
                                                       1998              1997
                                                           Unaudited
         Revenues                                 $  15,489         $  19,656
         Net loss                                    (3,345)           (2,123)
         Basic and diluted net loss per share          (.65)             (.42)



3.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                                        DECEMBER 31,
                                                                                   1998            1997
         Computer hardware and other equipment                                 $  4,140          $  3,672
         Furniture and fixtures                                                     979             1,289
         Purchased software                                                       1,098             1,027
                                                                               --------          --------
                                                                                  6,217             5,988
         Less:  Accumulated depreciation and amortization                        (4,716)           (4,050)
                                                                               --------          --------
                                                                               $  1,501          $  1,938
                                                                               ========          ========

NOTES TO FINANCIAL STATEMENTS
==============================================================================

         Depreciation and amortization of property and equipment totaled approximately $1,119,000, $1,146,000 and $1,351,000 in 1998, 1997 and
         1996, respectively.


4.       PRODUCT DEVELOPMENT EXPENSES

         Product development expenses are summarized as follows (in thousands):


                                                                              YEAR ENDED DECEMBER 31,
                                                                           1998          1997           1996

         Total development expenses                                      $ 2,280       $ 2,003        $ 4,667
         Less:  Additions to capitalized software
             development before amortization                                 200            --          2,657
                                                                         -------       -------        -------
         Product development expenses                                    $ 2,080       $ 2,003        $ 2,010
                                                                         =======       =======        =======


         The activity in the capitalized software development account is summarized as follows (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            1998        1997            1996

         Balance at beginning of year, net                               $  1,089      $ 1,508        $ 3,985
         Additions                                                            200           --          2,657
         Amortization expense                                               (519)         (419)        (2,080)
         Discontinuance of product prior to release                             -           --           (471)
         Write-down to net realizable value                                     -           --         (2,583)
                                                                         --------      -------        -------
         Balance at end of year, net                                     $    770      $ 1,089        $ 1,508
                                                                         ========      =======        =======


         During the fourth quarter of 1996, the Company wrote off capitalized software costs of approximately $471,000 related to its restructuring (see Note 13). In addition, during the fourth quarter of 1996, the Company recorded an adjustment of approximately $2,583,000 to write down remaining capitalized software costs of its Takecontrol product line to net realizable value.


5.       BORROWINGS

         On March 21, 1997, the Company paid off its existing line of credit and equipment note payable and the agreements were terminated. The line of credit agreement required that the Company pay a quarterly fee of .375% on the unused portion of the line of credit and accrued interest at the prime rate.

         In March 1998, the Company and its bank executed a $3,000,000 line of credit arrangement, which expires on March 31, 1999. The line of credit bears interest at the prime rate plus 1% and reduces to the prime rate upon the Company's attainment of quarterly income objectives. The line of credit is secured by substantially all of the corporate assets of the Company with a negative pledge on intellectual property. There were no borrowings against the line of credit as of December 31, 1998. (See
         Note 15)

NOTES TO FINANCIAL STATEMENTS
==============================================================================

6.       INCOME TAXES

         The components of the (benefit) provision for income taxes are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                     1998             1997               1996

         Current
                  Foreign            $ 91          $   198           $    73

         Deferred
                  Federal              --              (55)             (938)
                  State                --              (10)             (178)
                  Foreign              --               --               (12)
                                     ----          -------           -------
                                     $ 91          $   133           $(1,055)
                                     ====          =======           =======


         The difference between the (benefit) provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                               1998           1997           1996
         Federal statutory tax rate                         (34.0)%         (34.0)%         (34.0)%
         State income taxes, net of federal benefit          (3.1)%          (5.5)%          (2.8)%
         Change in valuation allowance                       32.2%           37.2%           29.6%
         Foreign income taxes                                 2.9%           14.4%            1.0%
         Other                                                4.9%           (2.4)%          (3.4)%
                                                            -----           -----           -----
                                                              2.9%            9.7%          (10.5)%
                                                            =====           =====           =====

NOTES TO FINANCIAL STATEMENTS
==============================================================================


         At December 31, 1998 and 1997, deferred tax (assets) liabilities are comprised of the following (in thousands):


                                                                                          YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                     1998              1997
         Gross deferred tax liabilities
             Capitalization of software development costs                        $     293         $     413
             Depreciation                                                              213               371
                                                                                 ---------         ---------
                                                                                       506               784
                                                                                 ---------         ---------
         Gross deferred tax assets
             Net operating loss carryforwards                                       (7,195)           (5,764)
             Tax credit carryforwards                                                 (288)             (876)
             In process research and development                                      (247)             (216)
             Allowance for doubtful accounts receivable                               (162)             (341)
             Accrued expenses                                                          (38)             (115)
             Other                                                                    (114)               (3)
                                                                                 ---------         ---------
                                                                                    (8,044)           (7,315)
             Valuation allowance                                                     4,717             3,710
                                                                                 ---------         ---------
                                                                                    (3,327)           (3,605)
                 Net deferred tax assets                                            (2,821)           (2,821)
         Less:  Current portion                                                        200               459
                                                                                 ---------         ---------
                                                                                 $  (2,621)        $  (2,362)
                                                                                 =========         =========


         At December 31, 1998, the Company has alternative minimum tax credit and general business tax credit carryforwards of approximately $43,000 and $245,000, respectively, which will expire in years 2008 through 2011. The Company also has net operating loss carryforwards of approximately $18,955,000 which expire in years 2009 through 2013.

         FAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been provided for those net operating loss carryforwards and foreign tax credits which are estimated to expire before they are utilized. During 1998, the Company recorded an increase in the valuation allowance of approximately $1,007,000. Management's estimate of the valuation allowance could be affected in the near term based on results of operations in future periods.


7.       STOCK OPTION PLANS

         In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan"). The Company has reserved 1,200,000 shares of common stock for issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to key employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted to key employees vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria as specified

NOTES TO FINANCIAL STATEMENTS
==============================================================================


         by the individual grant agreements. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-fourth increments on the first, second, third and fourth anniversaries of the date of grant. Options expire ten years after the date of grant.

         Prior to adoption of the Option Plan, certain officers and key employees of the Company were granted nonqualified options to purchase the Company's common shares. In each case, the exercise price of the options equaled the estimated fair market value of the common stock on the date of grant. Pursuant to the plan, if any option expires or terminates without being exercised, the Board may grant options with respect to those non-purchased shares to the same Optionee or to another employee of the Company. At December 31, 1998, 7,001 options were available for grant and there were no options outstanding related to this plan.

         A summary of stock option activity is as follows:

                                                              EXERCISE              WEIGHTED           WEIGHTED
                                                               PRICE              AVG EXERCISE          AVERAGE
                                             SHARES          PER SHARE               PRICE            FAIR VALUE
        Outstanding at December 31, 1995       482,727     $8.00 - 19.50       $        9.10
            Granted                          1,755,384      3.13 - 10.25                5.80       $        2.01
            Exercised                           (5,250)     4.52 -  8.00                6.47
            Canceled or expired             (1,332,543)     6.50 - 21.50                7.89
                                          ------------

        Outstanding at December 31, 1996       900,318       3.13 - 8.00                7.24
            Granted                            424,119       2.31 - 4.94                3.32                1.83
            Exercised                          (88,899)      3.13 - 3.25                3.21
            Canceled or expired               (205,662)      2.75 - 8.00                3.38
                                          ------------

        Outstanding at December 31, 1997     1,029,876       2.31 - 4.94                3.20
            Granted                            461,500       1.88 - 5.00                3.53                2.10
            Exercised                          (34,511)             3.25                3.25
            Canceled or expired               (399,818)      2.50 - 5.00                3.48
                                          ------------

        Outstanding at December 31, 1998     1,057,047       1.88 - 5.00                3.35
                                          ============

        Options exercisable
            at December 31, 1998               150,567
                                          ============


         The following table summarizes information about stock options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                       NUMBER           WEIGHTED                              NUMBER
                                  OUTSTANDING            AVERAGE          WEIGHTED       OUTSTANDING          WEIGHTED
                                           AT          REMAINING           AVERAGE                AT           AVERAGE
                                 DECEMBER 31,        CONTRACTUAL          EXERCISE      DECEMBER 31,          EXERCISE
                                         1998               LIFE             PRICE              1998             PRICE
         --------------------------------------------------------------------------------------------------------------
         $1.875 - $2.750              281,000               9.44         $   2.497            13,950         $   2.437
         $3.125 - $3.125              437,500               7.92             3.125            62,500             3.125
         $3.250 - $5.000              338,547               8.34             4.337            74,117             3.791
                            ------------------                                              --------
         $1.875 - $5.000            1,057,047               8.46             3.346           150,567             3.389

NOTES TO FINANCIAL STATEMENTS
==============================================================================


         During July and November 1996, the Company provided holders of options with exercise prices ranging from $6.50 to $21.50 and $4.52 to $4.75, respectively, the election to reprice their options at the then current market price. As a result of this election, 253,042 and 497,421 options were canceled and reissued in July 1996 and November 1996, respectively. Options repriced in November included those previously repriced in July. The new option exercise price equals the market price on the date of the repricing and, correspondingly, compensation expense was not recognized. The vesting period of these options remained unchanged. However, employees, excluding officers and directors, who elected to reprice their options could not exercise vested options until July 1997.

         In December 1996, the Company granted nonqualified stock options to an officer of the Company to acquire up to 500,000 shares of the Company's common stock. The vesting period for 250,000 options is 62,500 options per year from the date of grant. At December 31, 1998, 62,500 of these options had been exercised and 62,500 were fully vested and available for exercise. The vesting period for the remaining 250,000 options is the earlier of the year 2002 or, if the Company's stock price reaches certain targets, vesting will occur in blocks of 50,000 options for each target price met. The options exercise price equals the market price on the date of grant and, correspondingly, compensation expense was not recognized. At December 31, 1998, none of these options were vested.


8.       EMPLOYEE STOCK PURCHASE PLAN

         The Company has reserved 70,000 shares of common stock for issuance under its Employee Stock Purchase Plan ("ESP"). The ESP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. The exercise price of the option was 85% of the lower of the fair market value of the common stock at either the beginning or end of the quarter. Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter. No compensation expense is recorded in connection with this plan. During 1998 and 1997, 6,081 and 7,573 shares, respectively, were issued under the ESP. At December 31, 1998, options to purchase 1,266 shares were outstanding under the ESP.

9.       STOCK COMPENSATION

         The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option grants described above been determined based on the fair value at the grant date for awards in 1998,1997 and 1996 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                          1998               1997          1996
         Net loss
             As reported                              $  (3,125)         $  (1,510)     $ (9,060)
             Pro forma                                   (3,478)            (1,825)       (9,859)

         Net loss per share
             Basic and diluted
               As reported                                (0.61)             (0.30)        (1.81)
               Pro forma                                  (0.68)             (0.36)        (1.97)

NOTES TO FINANCIAL STATEMENTS
==============================================================================


         The fair value of each option grant and the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 71%, 52%, and 47%, risk-free interest rate ranging from 4.91% to 6.32% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

         In accordance with FAS 123, for the years ended December 31, 1998 and 1997, $7,000 and $109,000 respectively, was recorded to expense related to options granted to non-employees.


10.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space, equipment and automobiles under noncancelable lease agreements expiring on various dates through 2001. At December 31, 1998, future minimum rentals for noncancelable leases are as follows (in thousands):

                                                        MINIMUM
         YEAR ENDING                                     ANNUAL
         DECEMBER 31,                                   RENTALS

         1999                                         $     875
         2000                                               593
         2001                                                41
                                                      ---------
                                                      $   1,509
                                                      =========


         Net rent expense under these and other agreements was approximately $619,000, $627,000 and $1,036,000 for the years ended December 31,
         1998, 1997 and 1996, respectively. Rent expense was offset by rental income from subleased office space in the amounts of $295,000, $93,000, and $8,000 for the years ended December 31, 1998, 1997, and 1996 respectively.

         The Company is subject to legal proceedings and claims which may arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company. During 1997 the Company settled a legal dispute resulting in the receipt of $970,000 which included $367,000 in outstanding accounts receivable with the remaining $603,000 credited to general and administrative expense.


11.      EMPLOYEE SAVINGS PLAN

         Effective August 1, 1991, the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401
         (k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 20% of their annual compensation to the 401(k) Plan. For each payroll period, the Company matches 30% of the lesser of (1) the participants' contribution or (2) 5% of the participants' compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 1998, 1997 and 1996, the Company made matching contributions of approximately $59,100, $66,400 and $78,000, respectively, to the 401(k) Plan and no discretionary contributions.

NOTES TO FINANCIAL STATEMENTS
==============================================================================


12.      SEGMENT INFORMATION

         During June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131 - "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). The statement requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures. Management believes that it has only a single segment consisting of software sales with related services and support. The enterprise-wide disclosures required by FAS 131 are presented below. The Company exports its products through agreements with international distributors that it grants territorial rights.

         A summary of international revenues including the Company's UK subsidiary by geographic area is as follows (in thousands):


                                                        YEAR ENDED DECEMBER 31,
                                                  1998              1997           1996
         United States                       $   6,877         $  10,470      $  15,495
         Europe                                  6,341             3,962          5,495
         South America                             714               193            954
         Australia and New Zealand                 501               595            811
         Asia                                       68               410            381
         South Africa                               36               218             86
                                             ---------         ---------      ---------
                                             $  14,537         $  15,848      $  23,222
                                             =========         =========      =========


         Long-lived assets of the Company are recorded primarily in the United States. However, as a result of the Co-cam acquisition (Note 2), fixed assets of $220,000, or 14.7% of the consolidated balance, are domiciled in the United Kingdom.


13.      RESTRUCTURING

         During the fourth quarter of 1996, the Company implemented a restructuring plan (the "Plan") designed to enhance overall competitiveness, productivity and efficiency through the reduction of overhead costs. The Plan resulted in a pre-tax charge of approximately $1,598,000. The charge principally reflected severance costs resulting from workforce reductions of 41 employees and realignments throughout the Company, write off of certain nonproductive assets (including abandonment of a software product prior to release), employee termination costs and costs associated with noncancelable leases net of estimated sublease rental income. As of December 31, 1996, $1,111,000 was accrued related to this restructuring. During 1998 and 1997, $325,000, and $786,000 were charged against the accrual respectively resulting in a zero balance as of December 31, 1998.


14.      RELATED PARTY TRANSACTIONS

         During 1997 the Company entered into an agreement with a majority shareholder relating to a contract for $150,000 in professional services provided by a third party. The shareholder coordinated the relationship between the Company and the third party with payments to the third party being made by the shareholder and reimbursed by the Company. As of December 31, 1997, there were no outstanding payables/receivables with the shareholder relating to this transaction.

NOTES TO FINANCIAL STATEMENTS
==============================================================================


         During 1998 and 1997, the Company incurred expense of $147,000 and $175,000, respectively, related to a third party software provider whose President was a member of the Board of Directors of the Company through April 1998. The current year payments were made according to a contract dated January 1, 1998, the thirty-month contract requires payments of royalties on a quarterly basis with a minimum payment of $36,750 per quarter.


15.      SUBSEQUENT EVENTS (UNAUDITED)

         In March 1999, the Company renewed its $3,000,000 line of credit agreement for another one-year term. The line of credit, which expires March 15, 2000, bears interest at the prime rate plus 1.5% and reduces to the prime rate upon the Company's attainment of quarterly targets for results of operations or additional financing objectives. The line of credit is secured by the assets of the Company.

         The Company's Articles of Incorporation provide for the issuance of shares of preferred stock from time to time in one or more series and the Board of Directors, without further approval from the Company's shareholders, is authorized to fix the rights and terms applicable to each such series. The Board of Directors has approved the issuance, in a private placement in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Regulation D thereof, of shares of Series A Convertible Preferred Stock. The proposed terms of the Series A Convertible Preferred Stock include (i) an aggregate offering amount of up to $2,000,000; (ii) dividends to be paid at a rate of 9% per annum in either cash or in shares of the Company's common stock, at the Company's option; (iii) the convertibility of the shares of the Preferred Stock into shares of the Company's Common Stock at a conversion price equal to 120% of the average closing price for the Company's common stock for the 20 trading days prior to subscription for the Preferred Stock; (iv) liquidation preferences; (v) voting rights with the Company's common stock. On March 26, 1999, Richard T. Brock, the President and Chief Executive Officer of the Company, subscribed for an aggregate amount of $1,000,000 of Series A Convertible Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to information under the caption "Election of Directors - Director Nominee Biographical Information", "- Executive Officers" and "- Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to information under the captions "Election of Directors - Additional Information Concerning the Board of Directors" and "Executive Compensation" (exclusive of the subsections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to information under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

   (a)     The following documents are filed as part of this report:

           1.  Financial Statements
               -   Report of Independent Accountants
               -   Balance Sheet at December  31, 1998 and December  31, 1997.
               -   Statement of Operations for the three years ended
                   December  31, 1998.
               - Statement of Changes in Shareholders' Equity for the three years ended December 31, 1998.
               -   Statement of Cash Flows for the three years ended
                   December  31, 1998.
               -   Notes to Financial Statements

           2.  Financial Statement Schedules
               - Schedule II - Valuation and Qualifying Accounts, for the three years ended December 31, 1998.

3.  Exhibits

3.1              Amended and Restated Articles of Incorporation of the Company.(1)

3.2              Amended and Restated By-laws of the Company (incorporated herein by reference to
                 Exhibit 3(b) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55939)).

4.1              See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of
                 Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.

10.2             Promissory Note in the amount of up to $2,250,000 dated as of December 15, 1992 by the
                 Company in favor of NationsBank of Georgia, N.A. (1)

10.3             Lease dated January 30, 1988 between the Company and Atlanta
                 Overlook Associates #3 concerning the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain First Amendment of Office Building
                 Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building Lease dated as of October 2, 1989. (1)

10.4             Firstwave Technologies, Inc. Amended and Restated 1993 Stock
                 Option Plan (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55939)).

10.5             Tax Indemnification Agreement dated February 4, 1993 among the Company and certain of its shareholders.(2)

10.6             Form of Selective Distribution Agreement for International Distributors. (1)

10.7             Form of Software License Agreement. (1)

10.8             Selective Distribution Agreement dated September 1, 1991 between the Company and
                 Co-Cam Computer Services (U.K.) Ltd. (1)

10.9             Computer Software License Marketing Agreement dated December 21, 1987 between the Company and Co-Cam Computer Services, Pty. Ltd. (1)

10.10            Third Amendment to Lease Agreement dated as of March 10, 1993 between the
                 Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)

10.11            Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the
                 Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta,
                 GA.(2)

10.12            Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the
                 Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta,
                 GA.(2)

10.13            Sixth Amendment to Lease Agreement dated as of September 22, 1994 between the Company and State of California Public Employees Retirement System relating to the
                 Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(3)

10.14            Firstwave Technologies, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55971)

10.15            Option Agreement, dated July 25, 1997, between the Company and Netgain
                 Corporation.(4)

10.16            Agreement and Plan of Merger, dated December 31, 1997, among the Company, Netgain
                 Corporation, and Brock Acquisition, Inc.(5)

10.17            Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(6)

10.18            Eighth Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees Retirement System relating to the
                 Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.

10.19            First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55939)).

10.20            First Amendment to Firstwave Technologies, Inc. Employee Stock Purchase Plan
                 (incorporated herein by reference to Exhibit 4(b) of the Company's Registration
                 Statement on Form S-8 (Registration No. 333-55971)).

10.21            Board of Directors Compensation Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).

13               1998 Annual Report to Shareholders.

23               Consent of Independent Accountants.  See pages immediately preceding the signature page to this Report.

27               Financial Data Schedule (for SEC use only).


(1) Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).
(2) Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
(3) Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.
(4) Incorporated herein by reference to exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1997.
(5) Incorporated herein by reference to Exhibit 2 in the Company's Form 8-K dated January 13, 1998.
(6) Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1997.


(b) Form 8-K:
     None

CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-46319) and the Registration Statements on Form S-8 (No. 33-66456, No. 33-75374, No. 33-81102, No. 33-88304, No. 333-55939 and No. 333-55971) of Firstwave
Technologies, Inc. of our report dated February 2, 1999 appearing on page 17 of this Form 10-K.





PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
March 29, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Firstwave Technologies, Inc.



Date:  March 29, 1999                 By:   /s/  Richard T. Brock
                                          ------------------------------------
                                         Richard T. Brock
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1999                 /s/  Richard T. Brock
                                      --------------------------------------------
                                      Richard T. Brock
                                      President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  March 29, 1999                 /s/  Judith A. Vitale
                                      --------------------------------------------
                                      Judith A. Vitale
                                      Director Finance and Administration
                                      (Principal Financial and Accounting Officer)


Date:  March 29, 1999                 /s/  James R. Porter
                                      --------------------------------------------
                                      James Porter
                                      Chairman



Date:  March 29, 1999                 /s/  John F. Keane
                                      --------------------------------------------
                                      John F. Keane
                                      Director


Date:  March 29, 1999                 /s/  Michael T. McNeight
                                      --------------------------------------------
                                      Michael T. McNeight
                                      Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (THOUSANDS OF DOLLARS)

                                                  BALANCE AT                                          BALANCE AT
                                                  BEGINNING          CHARGED TO        ACCOUNTS          END
                                                    OF               COSTS AND         WRITTEN           OF
    DESCRIPTION                                   PERIOD             EXPENSES        OFF/RELEASED       PERIOD
    -----------                                   ------             --------        ------------     ----------
Allowance for doubtful accounts                 $      703          $        66       $     344       $      425
                                                ==========          ===========       =========       ==========

Tax asset valuation allowance                   $    3,710          $     1,007       $       0       $    4,717
                                                ==========          ===========       =========       ==========



                                                  FOR THE YEAR ENDED DECEMBER 31, 1997
                                                          (THOUSANDS OF DOLLARS)

                                                  BALANCE AT                                       BALANCE AT
                                                   BEGINNING        CHARGED TO       ACCOUNTS          END
                                                      OF             COSTS AND        WRITTEN          OF
    DESCRIPTION                                     PERIOD           EXPENSES      OFF/RELEASED      PERIOD
    -----------                                   ----------        ----------     ------------    ----------
Allowance for doubtful accounts                   $    1,971        $        22      $   1,290      $    703
                                                  ==========        ===========      =========      ========

Tax asset valuation allowance                     $    3,195        $       515       $      0      $  3,710
                                                  ==========        ============     =========      ========



                                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                                                         (THOUSANDS OF DOLLARS)


                                                  BALANCE AT                                          BALANCE AT
                                                   BEGINNING        CHARGED TO         ACCOUNTS          END
                                                      OF             COSTS AND          WRITTEN           OF
    DESCRIPTION                                    PERIOD            EXPENSES        OFF/RELEASED       PERIOD
    -----------                                   ----------        ----------       ------------     ----------
Allowance for doubtful accounts                   $    1,415        $    1,837        $   1,281       $   1,971
                                                  ==========        ==========        =========       =========

Tax asset valuation allowance                     $      197        $    2,998        $        0      $   3,195
                                                  ==========        ==========        ==========      =========

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

Exhibit
Number           Description                                                                               Page Number
------           -----------                                                                               -----------
3.1              Amended and Restated Articles of Incorporation of the Company.(1)                            N/A
3.2              Amended and Restated By-laws of the Company (incorporated herein by reference to             N/A
                 Exhibit 3(b) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55939)).
4.1              See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of              N/A
                 Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.
10.2             Promissory Note in the amount of up to $2,250,000 dated as of December 15, 1992 by the       N/A
                 Company in favor of NationsBank of Georgia, N.A. (1)
10.3             Lease dated January 30, 1988 between the Company and Atlanta Overlook                        N/A
                 Associates #3 concerning the Company's principal offices
                 located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain First Amendment of Office Building Lease dated as of December 27, 1988 and as further amended by that certain
                 Second Amendment of Office Building Lease dated as of October
                 2, 1989. (1)
10.4             Firstwave Technologies, Inc. Amended and Restated 1993 Stock Option Plan (incorporated       N/A
                 herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55939)).
10.5             Tax Indemnification Agreement dated February 4, 1993 among the Company and                   N/A
                 certain of its shareholders.(2)
10.6             Form of Selective Distribution Agreement for International Distributors. (1)                 N/A
10.7             Form of Software License Agreement. (1)                                                      N/A
10.8             Selective Distribution Agreement dated September 1, 1991 between the Company and             N/A
                 Co-Cam Computer Services (U.K.) Ltd. (1)
10.9             Computer Software License Marketing Agreement dated December 21, 1987                        N/A
                 between the Company and Co-Cam Computer Services, Pty. Ltd. (1)
10.10            Third Amendment to Lease Agreement dated as of March 10, 1993 between the                    N/A
                 Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)
10.11            Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the                    N/A
                 Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)
10.12            Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the                    N/A
                 Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)
10.13            Sixth Amendment to Lease Agreement dated as of September 22, 1994 between                    N/A
                 the Company and State of California Public Employees Retirement System relating to the
                 Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(3)
10.14            Firstwave Technologies, Inc. Employee Stock Purchase Plan. (incorporated herein by           N/A
                 reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55971)).
10.15            Option Agreement, dated July 25, 1997, between the Company and Netgain                       N/A
                 Corporation.(4)
10.16            Agreement and Plan of Merger, dated December 31, 1997, among the Company, Netgain            N/A
                 Corporation, and Brock Acquisition, Inc. (5)
10.17            Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company        N/A
                 and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA(6)

Exhibit                                                                                                     Page
Number           Description                                                                                Number
------           -----------                                                                                ------
10.18            Eighth Amendment to Lease Agreement dated as of January 20, 1998 between                     42
                 the Company and State of California Public Employees Retirement
                 System relating to the Company's principal offices located at
                 2859 Paces Ferry Road, Atlanta, GA.
10.19            First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan (incorporated         N/A
                 herein by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-8
                 (Registration No. 333-55939)).
10.20            First Amendment to Firstwave Technologies, Inc. Employee Stock Purchase Plan                 N/A
                 (incorporated herein by reference to Exhibit 4(b) of the Company's Registration
                 Statement on Form S-8 (Registration No. 333-55971)).
10.21            Board of Directors Compensation Plan (incorporated herein by                                 N/A
                 reference to Exhibit 4(b) of the Company's Registration
                 Statement on Form S-8 (Registration No. 333-55939)).
13               1998 Annual Report to Shareholders.                                                          47
23               Consent of Independent Accountants.  See pages immediately preceding the                     36
                 signature page to this Report.
27               Financial Data Schedule (for SEC use only).


(1)Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).
(2)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
(3)Incorporated herein
by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.
(4)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1997.
(5)Incorporated herein by reference to Exhibit 2 in the Company's Form 8-K dated January 13, 1998.
(6)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1997.