Form 10-Q
period 1999-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 1999-05-14
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

       Outstanding as of May 12, 1999:
       ------------------------------
       Common Stock, no par value                       5,154,819 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                   FORM 10-Q

                      For the quarter ended March 31, 1999


                                     INDEX


                                                                                                   Page No.
                                                                                                   --------
Part I.    Financial Information

Item 1.    Financial Statements

    Consolidated Balance Sheet - December 31, 1998 and March 31, 1999                                   3

    Consolidated Statement of Operations - For the Three Months ended
        March 31, 1998 and March 31, 1999                                                               4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Three Months Ended March 31, 1999                                                       5

    Consolidated Statement of Cash Flows - For the Three Months Ended
        March 31, 1998 and March 31, 1999                                                               6

    Notes to Financial Statements                                                                       7

Item 2.    Management's Discussion and Analysis of                                                      8
                Financial Condition and Results of Operations


Part II.   Other Information                                                                          11


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          FIRSTWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                 DEC 31,                         MAR 31,
                                                                                  1998                            1999
                                                                             ----------------                  ------------
                                                                                                               (UNAUDITED)
                               ASSETS

Current assets:
  Cash and cash equivalents                                                            $2,245                        $2,926
  Accounts receivable, less allowance for
    doubtful accounts of $425 and $632, respectively                                    3,146                         2,235
  Other assets                                                                            395                           307
                                                                             ----------------                --------------
                Total Current Assets                                                    5,786                         5,468

  Property and equipment, net                                                           1,501                         1,185
  Deferred income tax benefit                                                           2,621                         2,621
  Software development costs, net                                                         770                           972
  Intangible asset                                                                        644                           595
                                                                             ----------------                --------------
                                                                                      $11,322                       $10,841
                                                                             ================                ==============


                Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                     $1,354                          $997
  Deferred revenue                                                                      1,581                         1,370
  Accrued employee compensation
    and benefits                                                                          284                           323
  Other accrued liabilities                                                               343                           280
                                                                             ----------------                 -------------
                Total current liabilities                                               3,562                         2,970

Deposit on preferred stock offering                                                         0                         1,000

Shareholders' equity                                                                    7,760                         6,871
                                                                             ----------------                 -------------
                                                                                      $11,322                       $10,841
                                                                             ================                 =============



   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                      FOR THE THREE MONTHS ENDED
                                              -----------------------------------------
                                                 MAR 31,                     MAR 31,
                                                  1998                        1999
                                              -------------               -------------
Net revenues
  Software                                           $1,319                      $1,171
  Services                                              889                         959
  Maintenance                                         1,303                       1,233
  Other                                                  99                          99
                                              -------------               -------------
                                                      3,610                       3,462
                                              -------------               -------------
Cost and expenses
  Cost of revenues
    Software                                            167                         205
    Services                                            719                         633
    Maintenance                                         396                         301
    Other                                                99                          95
  Sales and marketing                                 1,699                       1,379
  Product development                                   525                         624
  General and administrative                            615                       1,079
                                              -------------               -------------
                                                      4,220                       4,316
                                              -------------               -------------

    Operating loss                                     (610)                       (854)

Interest income                                          54                          18
                                              -------------               -------------
    Loss before income taxes                           (556)                       (836)
Income tax                                              (17)                         (4)
                                              -------------               -------------
    Net Loss                                          ($573)                      ($840)
                                              =============               =============

Basic and diluted
 net loss per share                                  ($0.11)                     ($0.16)
                                              =============               =============

Basic and diluted weighted
 average shares outstanding                           5,102                       5,160
                                              =============               =============






   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                             COMMON STOCK
                                       ----------------------    ADD'L       COMPRE-         OTHER
                                                                PAID-IN      HENSIVE      COMPREHENSIVE   ACCUMULATED
                                        SHARES       AMOUNT     CAPITAL       LOSS        INCOME/(LOSS)     DEFICIT       TOTAL
                                      ----------    --------    --------    ---------    ---------------- -----------  ---------
Balance at December 31, 1998           5,151,322         $10     $19,813          $0                 $34    ($12,097)     $7,760

Employee Stock Purchase                    1,266                       3                                                       3

Comprehensive loss
Net loss                                                                        (840)                           (840)       (840)
Foreign currency translation adj                                                 (52)                (52)                    (52)
                                                                            --------
Comprehensive Loss                                                              (892)
                                                                            --------
                                      ----------    --------    --------                 ---------------   ---------   ---------
Balance At March 31, 1999              5,152,588         $10     $19,816                            ($18)   ($12,937)     $6,871
                                      ==========    ========    ========                 ===============   =========   =========





   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                      FOR THE THREE MONTHS ENDED
                                                                             ----------------------------------------------
                                                                                MAR 31, 1998               MAR 31, 1999
                                                                             ------------------         ------------------
Cash flows provided by operating activities                                              $  415                     $   94
                                                                             ------------------         ------------------

Cash flows from investing activities
  Software development costs                                                                  0                       (344)
  Purchases of property and equipment                                                      (208)                       (20)
                                                                             ------------------         ------------------
       Net cash used in investing activities                                               (208)                      (364)
                                                                             ------------------         ------------------

Cash flows from financing activities
  Proceeds from employee stock purchase plan                                                  6                          3
  Proceeds from deposit on preferred stock offering                                           0                      1,000
  Exercise of common stock options                                                           10                          0
                                                                             ------------------         ------------------
       Net cash provided by financing activities                                             16                      1,003
                                                                             ------------------         ------------------

Foreign currency translation adjustment                                                       0                        (52)
                                                                             ------------------         ------------------

Increase in cash                                                                            223                        681
Cash and cash equivalents, beginning of period                                            4,969                      2,245
                                                                             ------------------         ------------------
Cash and cash equivalents, end of period                                                 $5,192                     $2,926
                                                                             ==================         ==================
Supplemental disclosure of cash flow information
  Cash paid during the period for income taxes                                           $   17                     $    4
                                                                             ==================         ==================




   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

B.       ACCOUNTING POLICIES

         BASIC AND DILUTED NET LOSS PER COMMON SHARE

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options were the only securities issued which would have been included in the diluted loss per share calculation had they not been antidilutive.

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

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

First quarter 1999 yielded total revenues of $3,462,000 and a net loss of $840,000, slightly better than market expectations. The Company's April 30, 1998 acquisition of its largest international distributor, Co-cam UK, affects the comparisons between the first quarter of 1998 and the first quarter of 1999. During the first quarter of 1998 Co-cam UK operated as an independent international distributor. However, during the first quarter of 1999, these operations are included in the consolidated financial statements as a wholly owned subsidiary, Firstwave UK.

Total revenues decreased 4.1% from $3,610,000 in the first quarter of 1998 to $3,462,000 in the first quarter of 1999. Total software revenues decreased 11.2% from $1,319,000 in the first quarter of 1998 to $1,171,000 in the same period of 1999. The first quarter's revenues reflect increased sales of domestic software license revenues, while international software license revenues decreased. The Company's quarter-to-quarter revenues are significantly dependent upon the timing of the closing of license agreements.

Revenues from international license sales decreased 35.7 % from $1,210,000 in the first quarter of 1998 to $778,000 in the corresponding quarter of 1999 as a result of lower sales by international distributors. As a percentage of total revenues, international license revenues decreased from 33.5% in the first quarter of 1998 to 22.5% in first quarter of 1999. During the first quarter of 1999, revenue generated from sales in the United Kingdom and Australia each exceeded 10% of total revenue.

Services revenues increased 7.9% from $889,000 in the first quarter of 1998 to $959,000 in the first quarter of 1999 due to the addition of services revenues generated by Firstwave UK. Maintenance revenues decreased 5.4% from $1,303,000 in first quarter of 1998 to $1,233,000 in the first quarter of 1999 due to cancellations of domestic maintenance agreements.

Cost of software revenues increased 22.8% from $167,000 in the first quarter of 1998 to $205,000 in the first quarter of 1999. The increase is the result of increased amortization expense due to the increased capitalization of costs associated with the Netgain product line and increased third party software costs. Cost of software revenues include amortization of capitalized software, costs of third party software, and costs of packaging and documentation materials and related media costs.

Cost of revenues for services decreased 12.0% from $719,000 in the first quarter of 1998 to $633,000 in the first quarter of 1999 due to decreases in domestic payroll and related costs partially offset by an increase in payroll related to the addition of Firstwave UK.

Cost of revenues for maintenance decreased 24.0% from $396,000 in the first quarter of 1998 to $301,000 in the first quarter of 1999. The decrease is primarily due to a decrease in international maintenance costs from the acquisition of Firstwave UK. Previously, while operating as a distributor, a portion of the maintenance revenue was retained by the distributor and recorded as a cost of maintenance by the Company. Now as a wholly owned subsidiary, the full amount of the maintenance revenue is retained by the Company. This decrease in maintenance costs was partially offset by increases in payroll and related costs due to the addition of Firstwave UK personnel.

Sales and marketing expense decreased 18.8% from $1,699,000 in the first quarter of 1998 to $1,379,000 in the first quarter of 1999. The decrease was a result of decreases in commissions associated with the decrease in international license revenue and decreases in marketing expenses related to the new corporate identity and name change from Brock International, Inc. to Firstwave Technologies, Inc. which occurred during the first quarter of 1998.

The Company's product innovation and development expenditures increased 18.9% from $525,000 in the first quarter of 1998 to $624,000 in the first quarter of 1999. The increase is due to increased payroll costs and contract services expense related to the increased development efforts on the Netgain(TM) Enterprise and TakeControl(R)Today products. During the first quarter of 1999, $344,000 in software costs were capitalized. No capitalization occurred in the first quarter of 1998.

General and administrative expenses increased 75.4% from $615,000 in the first quarter of 1998 to $1,079,000 in the first quarter of 1999. The increase is attributed to the addition of Firstwave UK administrative personnel, the costs associated with maintaining the London office, and increased provisions for bad debts.

BALANCE SHEET

Net accounts receivable decreased 29.0% from $3,146,000 at December 31, 1998, to $2,235,000 at March 31, 1999, primarily as a result of the collection of outstanding receivables. Property and equipment, net decreased 21.1% from $1,501,000 at December 31, 1998 to $1,185,000 at March 31, 1999 due to
depreciation and write off of some obsolete computer equipment. Capitalized software increased 26.2% from $770,000 at December 31, 1998 to $972,000 at March 31, 1999 due to additional capitalization of $344,000 in development costs during the first quarter of 1999 net of $142,000 of amortization. Accounts payable decreased 26.4% from $1,354,000 at December 31, 1998 to $997,000 at March 31, 1999 due to payments made on outstanding payables. Deferred revenue decreased 13.3% from $1,581,000 at December 31, 1998 to $1,370,000 at March 31, 1999 due to recognition of first quarter 1999 maintenance revenues related to annual contracts billed in advance at year end. The deposit on preferred stock offering was $1,000,000 at March 31, 1999, which represents the receipt of funds in advance of the Company's April 26, 1999 closing of its private placement offering of Series A Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents of $2,926,000 and believes that its present liquidity position, recent equity infusions and the available line of credit are sufficient to finance the Company's operations during 1999 and beyond. During the first quarter of 1999, the Company renewed its $3,000,000 line of credit for another one-year term, which now expires March 14, 2000. The line of credit bears interest at the prime rate and is secured by the assets of the Company. As of March 31, 1999 there were no borrowings against the line of credit.

SUBSEQUENT EVENTS

The Company raised $2 million through the sale of Series A Convertible Preferred Stock in a private placement offering which closed on April 26, 1999. The Company received $1 million in March 1999 in advance of the closing of this offering.

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

         Not applicable

Item 5.    Other Information

         Not applicable

Item 6.    Exhibits and Reports on Form 8-K

         Exhibit 3.1 Amended and Restated Articles of Incorporation, as amended.

         Exhibit 27  Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRSTWAVE TECHNOLOGIES, INC.

DATE:   May 12, 1999              /s/ Judith A. Vitale
                                  --------------------------------------------
                                  Judith A. Vitale
                                  Vice President of Finance and Administration