Form 10-Q
period 1999-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 1999-08-13
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

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


    YES [X]           NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Outstanding as of  August 10, 1999:

            Common Stock, no par value                    5,674,968 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999




                                     INDEX
                                 --------------


                                                                               Page No.
                                                                               --------
Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheet - December 31, 1998 and June 30, 1999               3

    Consolidated Statement of Operations - For the Three and Six Months ended
        June 30, 1998 and June 30, 1999                                            4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Six Months Ended June 30, 1999                                     5

    Consolidated Statement of Cash Flows - For the Six Months Ended
        June 30, 1998 and June 30, 1999                                            6

    Notes to Financial Statements                                                  7



Item 2   Management's Discussion and Analysis of                                   8
         Financial Condition and Results of Operations


Part II  Other Information                                                         12

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements



                          FIRSTWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                          DEC 31,       JUN 30,
                                                            1998         1999
                                                          -------    -----------
                                                                     (unaudited)

                                ASSETS

Current assets:
  Cash and cash equivalents                               $ 2,245     $ 3,435
  Accounts receivable, less allowance for
    doubtful accounts of $425 and $662, respectively        3,146       1,600
  Other assets                                                395         440
                                                          -------     -------
                Total current assets                        5,786       5,475

  Property and equipment, net                               1,501       1,044
  Deferred income tax benefit                               2,621       2,621
  Software development costs, net                             770       1,305
  Intangible asset                                            644         549
                                                          -------     -------
                                                          $11,322     $10,994
                                                          =======     =======



                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 1,354     $   972
  Deferred revenue                                          1,581       1,109
  Accrued employee compensation
    and benefits                                              284         214
  Other accrued liabilities                                   343         205
                                                          -------     -------
                Total current liabilities                   3,562       2,500

Shareholders' equity                                        7,760       8,494
                                                          -------     -------
                                                          $11,322     $10,994
                                                          =======     =======




  The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (unaudited)



                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                      ---------------------------    ------------------------
                                       JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                         1998           1999           1998           1999
                                       --------       --------       --------       --------
Net Revenues
  Software                              $   868        $   365        $ 2,187        $ 1,536
  Services                                1,376            950          2,265          1,909
  Maintenance                             1,301          1,288          2,604          2,521
  Other                                     193             97            292            196
                                        -------        -------        -------        -------
                                          3,738          2,700          7,348          6,162
                                        -------        -------        -------        -------
Cost and Expenses
  Cost of revenues
    Software                                173            191            340            396
    Services                              1,001            599          1,720          1,232
    Maintenance                             431            353            827            654
    Other                                   181             84            280            179
  Sales and marketing                     1,322            821          3,021          2,200
  Product development                       564            392          1,089          1,016
  General and administrative                791            657          1,406          1,736
                                        -------        -------        -------        -------
                                          4,463          3,097          8,683          7,413
                                        -------        -------        -------        -------

    Operating loss                         (725)          (397)        (1,335)        (1,251)

Interest income                              61             27            115             45
                                        -------        -------        -------        -------
Loss before income taxes                   (664)          (370)        (1,220)        (1,206)
Income tax                                  (53)           (26)           (70)           (30)
                                        -------        -------        -------        -------
Net loss                                $(  717)       $(  396)       $(1,290)       $(1,236)
                                        =======        =======        =======        =======

Dividends on preferred stock                  0            (30)             0            (30)
                                        -------        -------        -------        -------

Net loss applicable to common
 shareholders                           $(  717)       $(  426)       $(1,290)       $(1,266)
                                        =======        =======        =======        =======

Basic and diluted
 net loss per share                     $( 0.14)       $( 0.08)       $( 0.25)       $( 0.24)
                                        =======        =======        =======        =======

Weighted average number of common
  and common share equivalents            5,129          5,160          5,110          5,160
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

                          FIRSTWAVE TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (unaudited)



                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                                        COMMON STOCK         PREFERRED STOCK
                                            -----------------------------------------------------     ADD'L        COMPRE-
                                                                                                      PAID-IN      HENSIVE
                                              SHARES        AMOUNT         SHARES        AMOUNT       CAPITAL       LOSS
                                            -----------   ----------    -----------   -----------    ----------   ----------


Balance at December 31, 1998                 5,151,322    $      10             0     $        0      $19,813       $     0

Series A convertible preferred stock                                       20,000          2,000

Issuance of stock                                                                                            9

Employee stock plan purchases                    3,497                                                       7

Comprehensive loss:
Net loss                                                                                                             (1,236)
Foreign currency translation adjustment                                                                                 (46)
                                                                                                                    --------
Accumulated comprehensive loss                                                                                       (1,282)
                                                                                                                    --------

                                            ----------    -----------------------     ----------      -------

Balance at June 30, 1999                     5,154,819    $      10        20,000     $    2,000      $19,829
                                            ==========    =========    ==========     ==========      =======



                                             ACCUMULATED
                                                OTHER
                                           COMPREHENSIVE      ACCUMULATED
                                            INCOME/(LOSS)       DEFICIT         TOTAL
                                          -----------------   -----------   -------------


Balance at December 31, 1998               $       34          $(12,097)     $    7,760

Series A convertible preferred stock                                              2,000

Issuance of stock                                                                     9

Employee stock plan purchases                                                         7

Comprehensive loss:
Net loss                                                         (1,236)         (1,236)
Foreign currency translation adjustment           (46)                              (46)

Accumulated comprehensive loss



                                           ----------        ----------      ----------

Balance at June 30, 1999                   $      (12)       $  (13,333)     $    8,494
                                           ==========        ==========      ===========




   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)



                                                                       FOR THE SIX MONTHS ENDED
                                                            ---------------------------------------------
                                                             JUNE 30, 1998                JUNE 30, 1999
                                                            ---------------               ---------------

Cash flows provided by/(used in) operating activities       $          (861)              $           104

Cash flows from investing activities
  Acquisition of Co-cam UK                                             (246)                            0
  Software development costs                                              0                          (820)
  Purchases of property and equipment                                  (356)                          (64)
                                                            ---------------               ---------------
       Net cash used in investing activities                           (602)                         (884)
                                                            ---------------               ---------------

Cash flows from financing activities
  Proceeds from employee stock purchase plan                             11                             7
  Proceeds from issuance of preferred stock                               0                         2,000
  Issuance of stock warrants                                              0                             9
  Exercise of common stock options                                      110                             0
                                                            ---------------               ---------------
       Net cash provided by financing activities                        121                         2,016
                                                            ---------------               ---------------


                                                            ---------------               ---------------
Foreign currency translation adjustment                                  21                           (46)
                                                            ---------------               ---------------

Increase/(decrease) in cash                                          (1,321)                        1,190
Cash and cash equivalents, beginning of period                        4,969                         2,245
                                                            ---------------               ---------------
Cash and cash equivalents, end of period                    $         3,648               $         3,435
                                                            ===============               ===============

Supplemental disclosure of cash flow information
                                                            ---------------               ---------------
  Cash paid during the period for income taxes              $            58               $            26
                                                            ===============               ===============



   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999


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


B.       ACCOUNTING POLICIES

         BASIC AND DILUTED NET LOSS PER COMMON SHARE
         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation had they not been antidilutive.

         FOREIGN CURRENCIES
         Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and the effects of foreign currency translation adjustments are included as a component of shareholders' equity.


C.       PREFERRED STOCK

         The Company issued 20,000 shares of Preferred Stock during the second quarter of 1999 to two officers for an aggregate of $2 million. There are no shares that are authorized but unissued. The Preferred Stock accumulate dividends at a rate of 9% that are payable annually when declared by the Board of Directors. The Preferred Stock is convertible (after a period of one year from issue) into common stock at the option of the holder based on a 20% premium over the weighted average of the closing prices for the Common Stock for the last 20 trading days prior to the subscription for Preferred Stock.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Firstwave Technologies, Inc. (the "Company") is a provider of web-based Customer Relationship Management (eCRM) applications. The Company has evolved from a single solution, independent Internet technologies company to a provider of integrated web-based solutions utilizing a partnership model prevalent in today's technology industry. On June 30, 1999 the Company released Netgain(TM) Sales 3.0 which included the Netgain Internet Business Center(TM) (IBC), new customization tools, the ability to automatically upgrade customizations to subsequent releases, and integration with Microsoft(R) Outlook. During the quarter the Company also introduced the Netgain Customer Interaction Center
(CIC), a web-based customer contact management application including telemarketing, marketing and customer support modules. Netgain CIC is scheduled for general release later in the year. The Company continues to sell, service and support its client/server products, TakeControl(R), TakeControl Today, and Firstwave for Unix, which include Sales, Marketing, and Customer Support modules.


RESULTS OF OPERATIONS

Total revenues decreased 27.8% from $3,738,000 in the second quarter of 1998 to $2,700,000 in the second quarter of 1999 and year to date total revenues decreased 16.1% from $7,348,000 in 1998 to $6,162,000 in 1999 primarily due to decreases in license fees and professional services. Software revenues decreased 57.9% from $868,000 in the second quarter of 1998 to $365,000 in the second quarter of 1999, and year to date decreased 29.8% from $2,187,000 in 1998 to $1,536,000 in 1999. The lower license revenues are attributed to the slower than expected ramp-up of revenues from the first component of the new product line suite, Netgain Sales, and lower revenues from the TakeControl product line. The Company's quarter-to-quarter revenues are also significantly dependent upon the timing of the closing of license agreements.

Revenues from international license revenues decreased 55.5% from $550,000 in the second quarter of 1998 to $245,000 in the corresponding quarter of 1999. Year to date, revenues from international licenses decreased 41.9% from $1,760,000 in 1998 to $1,023,000 in 1999. As a percentage of total revenues, international license revenues decreased from 14.7% in the second quarter of 1998 to 9.1% in second quarter of 1999, and year to date decreased as a percentage of total revenues from 24.0% in 1998 to 16.6% in 1999. These decreases are the result of lower sales by international distributors. During the second quarter of 1999 total revenues generated from sales in the United Kingdom were 40.3% of total revenue.

Services revenues decreased 31.0% from $1,376,000 in the second quarter of 1998 to $950,000 in the second quarter of 1999, and year to date decreased 15.7% from $2,265,000 in 1998 to $1,909,000 in 1999. The decreases in services revenues are consistent with the decreases in software license revenues as the Company typically provides separate implementation and training services at the time of software sales.

Maintenance revenues remained fairly consistent with $1,301,000 in the second quarter of 1998 and $1,288,000 in the second quarter of 1999, and year to date, at $2,604,000 for the first six months of 1998 compared to $2,521,000 for the first six months of 1999. Maintenance revenues are the result of renewal agreements from previous software license sales. These annual agreements demonstrate the long term value of the Company's products.

Cost of software revenues increased 10.4% from $173,000 in the second quarter of 1998 to $191,000 in the second quarter of 1999. Year to date, cost of software revenues increased 16.5% from $340,000 in 1998 to $396,000 in 1999. These increases are a result of an increase in third party software costs associated with the Netgain Enterprise product line and an increase in amortization of capitalized software associated with the development of Netgain Enterprise. Cost of software revenues include costs of third party software, amortization of capitalized software costs and costs of packaging and documentation materials and related media costs.

Cost of revenues for services decreased 40.2% from $1,001,000 in the second quarter of 1998 to $599,000 in the second quarter of 1999 and year to date, decreased 28.4% from $1,720,000 in 1998 to $1,232,000 in 1999 due to decreases in the number of service personnel and related costs. The decrease in personnel and associated costs is due to changes implemented by management and reflect the impact of lower services and license revenues. Cost of revenues for maintenance decreased 18.1% from $431,000 in the second quarter of 1998 to $353,000 in the second quarter of 1999. Year to date, cost of revenues for maintenance decreased 20.9% from $827,000 in 1998 to $654,000 in 1999. These decreases in cost of maintenance are primarily due to a decrease in international maintenance costs from the acquisition of Firstwave UK. Previously, while operating as a distributor, a portion of the maintenance revenue was retained by the distributor and recorded as a cost of maintenance by the Company. Now as a wholly owned subsidiary, the Company retains the full amount of the maintenance revenue. There were also decreases in payroll and related costs in this area.

Sales and marketing expense decreased 37.9% from $1,322,000 in the second quarter of 1998 to $821,000 in the second quarter of 1999. Year to date, sales and marketing expense decreased 27.2% from $3,021,000 in 1998 to $2,200,000 in 1999. The decreases were due to decreases in commissions associated with the decrease in software license revenues, decreases in marketing expenses associated with a more focused marketing plan, and decreases in payroll and related costs.

The Company's product innovation and development expenditures increased 53.9% from $564,000 in the second quarter of 1998 to $868,000 in the second quarter of 1999.

Year to date, product innovation and development expenditures increased 68.6% from $1,089,000 in 1998 to $1,836,000 in 1999. These increases are related to increased development efforts on the Netgain Enterprise and TakeControl Today products. Software development costs capitalized during the three months and six months ended June 30, 1999 were $476,000 and $820,000 respectively. No capitalization occurred during the comparative periods of 1998.

General and administrative expenses decreased 16.9% from $791,000 in the second quarter of 1998 to $657,000 in the second quarter of 1999. Year to date, general and administrative expenses increased 23.5% from $1,406,000 in 1998 to $1,736,000 in 1999. The quarterly decrease is due to decreases in bad debt expense, lower administrative expenses related to overall reduced staff levels, and a decrease in professional fees. The year to date increase is associated with the April 30, 1998 acquisition of Co-cam UK (now Firstwave UK) and the costs associated with maintaining the London office.

Interest income decreased 55.7% from $61,000 in the second quarter of 1998 to $27,000 in the second quarter of 1999 and year to date decreased 60.9% from $115,000 in 1998 to $45,000 in 1999. These decreases are due to fluctuations in invested cash balances.

The above factors combined to result in a 44.8% decrease in the net loss from $717,000 in the second quarter of 1998 to a net loss of $396,000 in the second quarter of 1999, and a net loss per share of $.14 for the second quarter of 1998 compared to a net loss per share of $.08 for the second quarter of 1999. Year to date, net loss decreased 4.2% from $1,290,000 in 1998 compared to $1,236,000 in 1999. Year to date, net loss per share decreased 4.0% from $0.25 per share in 1998 compared to $0.24 per share in 1999. The net loss per share amount for the quarter ended June 30, 1999 also includes dividends of $30,000 accrued on preferred stock.


BALANCE SHEET

Net accounts receivable decreased 49.1% from $3,146,000 at December 31, 1998 to $1,600,000 at June 30, 1999 due to collection of outstanding receivables and decreased revenues. Property and equipment decreased 30.4% from $1,501,000 at December 31, 1998 to $1,044,000 at June 30, 1999, due to year to date depreciation and write-offs of obsolete computer equipment. Capitalized software increased 69.5% from $770,000 at December 31, 1998 to $1,305,000 at June 30, 1999 due to additional capitalization of $820,000 in development costs during the first six months of 1999 net of $285,000 of amortization. Accounts payable decreased 28.2% from $1,354,000 at December 31, 1998 to $972,000 at June 30, 1999 consistent with the decrease in operating expenses during the first six months of 1999. Deferred revenue decreased 29.9% from $1,581,000 at December 31, 1998 to $1,109,000 at June 30, 1999 primarily due to the recognition of six months of maintenance revenues related to annual contracts billed in advance at year end. Other accrued liabilities decreased 40.2% from $343,000 at December 31, 1998 to $205,000 at June 30, 1999 due to lower sales and VAT tax payable consistent with lower revenues during the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company issued to two officers an aggregate of 20,000 shares of Series A Preferred Stock for $2 million during the second quarter of 1999. As a result, at June 30, 1999, the Company had cash and cash equivalents of $3,435,000 compared to $2,245,000 at December 31, 1998. Management believes that its present liquidity position, recent equity infusions and the available line of credit are sufficient to finance the Company's operations during 1999 and beyond. The Company's primary non-operating use of cash during the six-month period ending June 30, 1999 consisted of $820,000 for the continued development of its software products. During the first quarter of 1999, the Company renewed its $3,000,000 line of credit for another one-year term, which now expires March 14, 2000. The line of credit bears interest at the prime rate and is secured by the assets of the Company. As of June 30, 1999 there were no borrowings against the line of credit.


YEAR 2000

The Company's current product lines are year 2000 compliant. However, some of the Company's customers are running older product versions that are not year 2000 compliant. All of the Company's customers have been notified of the availability of a year 2000 compliant version of the Company's product they are running and the Company has been encouraging its customers to migrate to current product versions. Although the Company has designed and tested the most current versions of its products to be year 2000 compliant, there can be no assurance that they do not contain undetected errors or other defects associated with year 2000 date functions.

 A year 2000 evaluation was completed during 1998 to assess the Company's year 2000 readiness related to its internal systems. As of June 30, 1999 all critical systems are now compliant and the Company is 98% complete in bringing the balance of internal systems into compliance. Although the cost associated with completing year 2000 readiness for the Company's internal systems has been determined to be immaterial, there can be no assurance that the Company will not experience unanticipated consequences caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software and hardware. The Company is in the process of implementing contingency plans and business resumption plans that will be completed during the remainder of fiscal 1999.


SUBSEQUENT EVENT

On August 6, 1999 a venture capital firm invested $1,500,000 in a private placement of 500,000 shares of unregistered common stock of the Company.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

         Not Applicable

Item 2.    Changes in Securities

         During the second quarter of 1999 the Company raised $2,000,000 through the sale of Series A Convertible Preferred Stock in a private placement to accredited investors pursuant to Section 4(2) and Rule 506 under the Securities Act of 1933. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering. The Preferred Stock is convertible into Common Stock of the Company at anytime after April 26, 2000, at a conversion rate of $2.06 per share of Common Stock.


Item 3.    Defaults Upon Senior Securities

         Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.    Other Information

         Not applicable


Item 6.    Exhibits and Reports on form 8-K

         Exhibit 27 - Financial Data Schedule (for SEC purposes only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRSTWAVE TECHNOLOGIES, INC.


DATE:   August 10, 1999             /s/ Judith A. Vitale
                                    -------------------------------------------
                                    Judith A. Vitale
                                    Vice President of Finance and Administration