Form 10-Q
period 1999-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 1999-11-12
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

         Outstanding as of November 10, 1999:
         ------------------------------------

         Common Stock, no par value                          5,687,971 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999




                                      INDEX
                                 --------------



                                                                                                     Page No.
                                                                                                     --------
Part I.    Financial Information

Item 1.    Financial Statements

    Consolidated Balance Sheet - December 31, 1998 and September 30, 1999                               3

    Consolidated Statement of Operations - For the Three and Nine Months ended
        September 30, 1998 and September 30, 1999                                                       4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Nine Months Ended September 30, 1999                                                    5

    Consolidated Statement of Cash Flows - For the Nine Months Ended
        September 30, 1998 and September 30, 1999                                                       6

    Notes to Financial Statements                                                                       7



Item 2.    Management's Discussion and Analysis of                                                      8
           Financial Condition and Results of Operations


Part II.   Other Information                                                                           12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                          FIRSTWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                            DEC 31,     SEPT 30,
                                                              1998         1999
                                                          -----------  -----------
                                                                       (UNAUDITED)
                                ASSETS
Current assets:
  Cash and investment securities                          $     2,245  $     4,011
  Accounts receivable, less allowance for
    doubtful accounts of $425 and $420, respectively            3,146        2,082
  Other assets                                                    395          424
                                                          -----------  -----------
                Total current assets                            5,786        6,517

  Property and equipment, net                                   1,501        1,028
  Deferred income tax benefit                                   2,621        2,621
  Software development costs, net                                 770        1,655
  Intangible asset                                                644          520
                                                          -----------  -----------
                                                          $    11,322  $    12,341
                                                          ===========  ===========



                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $     1,354  $     1,077
  Deferred revenue                                              1,581        1,057
  Accrued employee compensation
    and benefits                                                  284          284
  Other accrued liabilities                                       343          232
                                                          -----------  -----------
                Total current liabilities                       3,562        2,650

Shareholders' equity                                            7,760        9,691
                                                          -----------  -----------
                                                          $    11,322  $    12,341
                                                          ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                     For the Three Months Ended    For the Nine Months Ended
                                     --------------------------    -------------------------
                                       Sept 30,      Sept 30,       Sept 30,       Sept 30,
                                         1998          1999           1998           1999
                                       -------       --------       --------       --------
Net revenues
  Software                             $   679       $    394       $  2,866       $  1,930
  Services                               1,575            811          3,840          2,720
  Maintenance                            1,373          1,211          3,977          3,732
  Other                                    135            127            427            323
                                       -------       --------       --------       --------
                                         3,762          2,543         11,110          8,705
                                       -------       --------       --------       --------
Cost and expenses
  Cost of revenues
    Software                               184            294            524            690
    Services                             1,041            579          2,761          1,811
    Maintenance                            430            418          1,257          1,072
    Other                                  131            125            411            304
  Sales and marketing                    1,419            698          4,440          2,898
  Product development                      519            336          1,608          1,352
  General and administrative               893            526          2,299          2,262
                                       -------       --------       --------       --------
                                         4,617          2,976         13,300         10,389
                                       -------       --------       --------       --------

    Operating loss                        (855)          (433)        (2,190)        (1,684)

Interest income                             39             38            154             83
                                       -------       --------       --------       --------
Loss before income taxes                  (816)          (395)        (2,036)        (1,601)
 Income tax                                (10)            (7)           (80)           (37)
                                       -------       --------       --------       --------
Net loss                               $  (826)      $   (402)      $ (2,116)      $ (1,638)
                                       =======       ========       ========       ========

Dividends on preferred stock                 0            (45)             0            (75)
                                       -------       --------       --------       --------

Net loss applicable to common
 shareholders                          $  (826)      $   (447)      $ (2,116)      $ (1,713)
                                       =======       ========       ========       ========

Basic and diluted
 net loss per share                    $ (0.16)      $  (0.08)      $  (0.41)      $  (0.33)
                                       =======       ========       ========       ========

Weighted average number of common
  and common share equivalents           5,145          5,400          5,120          5,200
                                       =======       ========       ========       ========






   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                  For the Nine Months Ended September 30, 1999



                                                  Common Stock            Preferred Stock
                                            ------------------------    --------------------------     Add'l       Compre-
                                                                                                      Paid-In      hensive
                                              Shares       Amount         Shares        Amount        Capital       Loss
                                            -----------   ----------    -----------   ------------   ----------   ----------


Balance at December 31, 1998                  5,151,322    $      10              0    $         0    $  19,813     $      0

Series A convertible preferred stock                                         20,000          2,000

Issuances of stock and warrants                 500,000            1                                      1,509

Exercise of common stock options                 31,754                                                      82

Employee stock plan purchases                     4,392                                                       8

Comprehensive loss:
Net loss                                                                                                              (1,638)
Foreign currency translation adjustment                                                                                  (31)
                                                                                                                  ----------
Accumulated comprehensive loss                                                                                        (1,669)
                                                                                                                  ----------


                                            -----------   ----------    -----------   ------------   ----------

Balance at September 30, 1999                 5,687,468    $      11         20,000    $     2,000    $  21,412
                                            ===========   ==========    ===========   ============   ==========


                                             Accumulated
                                                Other
                                            Comprehensive     Accumulated
                                            Income/(loss)      Deficit          Total
                                          -----------------   -----------   -------------

Balance at December 31, 1998              $             34     $ (12,097)    $      7,760

Series A convertible preferred stock                                                2,000

Issuances of stock and warrants                                                     1,510

Exercise of common stock options                                                       82

Employee stock plan purchases                                                           8

Comprehensive loss:
Net loss                                                          (1,638)          (1,638)
Foreign currency translation adjustment                (31)                           (31)

Accumulated comprehensive loss



                                          ----------------      --------     ------------

Balance at September 30, 1999             $              3    $  (13,735)    $      9,691
                                          ================    ==========     ============


   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                             For the Nine Months Ended
                                                         -------------------------------
                                                         Sept 30, 1998     Sept 30, 1999
                                                         -------------     -------------
Cash flows used in operating activities                  $      (1,554)    $        (204)

Cash flows from investing activities
  Acquisition of Co-cam UK                                        (246)                0
  Software development costs                                         0            (1,380)
  Purchases of property and equipment                             (493)             (219)
                                                         -------------     -------------
       Net cash used in investing activities                      (739)           (1,599)
                                                         -------------     -------------

Cash flows from financing activities
  Proceeds from issuance of preferred stock                          0             2,000
  Proceeds from issuances of common stock                          134             1,600
                                                         -------------     -------------
       Net cash provided by financing activities                   134             3,600
                                                         -------------     -------------


                                                         -------------     -------------
Foreign currency translation adjustment                             58               (31)
                                                         -------------     -------------

Increase/(decrease) in cash                                     (2,101)            1,766
Cash and investment securities, beginning of period              4,969             2,245
                                                         -------------     -------------
Cash and investment securities, end of period            $       2,868     $       4,011
                                                         =============     =============

Supplemental disclosure of cash flow information
                                                         -------------     -------------
  Cash paid during the period for income taxes           $          80     $          37
                                                         =============     =============



   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


A.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary for a fair presentation have been included.

B.       ACCOUNTING POLICIES

         BASIC AND DILUTED NET LOSS PER COMMON SHARE
         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation had they not been antidilutive. Net loss applicable to common shareholders includes a charge for dividends related to the Company's outstanding preferred stock.

         FOREIGN CURRENCIES
         Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and the effects of foreign currency translation adjustments are included as a component of shareholders' equity.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

C.       COMMON STOCK

         During the third quarter of 1999, the Company issued, in a private placement, 500,000 unregistered restricted shares of authorized Common Stock at $3.00 per share for an aggregate amount of $1,500,000.

         PREFERRED STOCK

         The Company issued 20,000 shares of Preferred Stock during the second quarter of 1999 to two officers for an aggregate of $2 million. There are no shares that are authorized but unissued. The Preferred Stock accumulate dividends at a rate of 9% that are payable annually when declared by the Board of Directors. The Preferred Stock is convertible (after a period of one year from issue) into common stock at the option of the holder at a conversion price of $2.06.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Firstwave Technologies, Inc. (the "Company") is a provider of Internet Relationship Management (eRM) applications. Netgain(TM) Suite is the Company's web-based suite of applications created to fulfill and manage the e-business relationship needs of a company in the areas of sales, marketing, and customer support. On June 30, 1999, the Company released Netgain Sales 3.0, which included the Netgain Internet Business Center(TM) (IBC), new customization tools, and integration with Microsoft(R) Outlook. The Company continues to sell, service and support its client/server products, Takecontrol(R) and Firstwave for Unix, which include Sales, Marketing, and Customer Support modules.


RESULTS OF OPERATIONS

Total revenues decreased 32.4% from $3,762,000 in the third quarter of 1998 to $2,543,000 in the third quarter of 1999, and year to date decreased 21.6% from $11,110,000 in 1998 to $8,705,000 in 1999 primarily due to decreases in license fees and professional services. Software revenues decreased 42.0% from $679,000 in the third quarter of 1998 to $394,000 in the third quarter of 1999, and year to date decreased 32.7% from $2,866,000 in 1998 to $1,930,000 in 1999. The lower license revenues on a year-over-year basis are attributed to the slower than expected ramp-up of revenues from the new product, Netgain Sales, and lower revenues from the Takecontrol product line. However, a comparison of license fees on a subsequent quarter-over-quarter basis shows an 8% increase from $365,000 in the second quarter of 1999 to $394,000 in the third quarter of 1999. This increase in license fees represents a reversal of the declining trend in license fees the Company has experienced in recent quarters. The Company's quarter-to-quarter revenues are also significantly dependent upon the timing of the closing of license agreements.

Revenues from international license revenues decreased 54.6% from $513,000 in the third quarter of 1998 to $233,000 in the corresponding quarter of 1999. Year to date, revenues from international licenses decreased 44.7% from $2,273,000 in 1998 to $1,256,000 in 1999. As a percentage of total revenues, international license revenues decreased from 13.6% in the third quarter of 1998 to 9.2% in the third quarter of 1999, and year to date decreased as a percentage of total revenues from 20.5% in 1998 to 14.4% in 1999. The decreases in international license fees are the result of lower sales of the Company's Takecontrol product line through international distributors. International license revenues were primarily from system expansions of existing Takecontrol customers. The Company's Netgain product line will include internationalization (language and currency) in its Version 4.0 release. During the third quarter of 1999 total revenues generated from sales in the United Kingdom were 43.4% of total revenue.

Services revenues decreased 48.5% from $1,575,000 in the third quarter of 1998 to $811,000 in the third quarter of 1999, and year to date decreased 29.2% from $3,840,000 in 1998 to $2,720,000 in 1999. The decreases in services revenues are consistent with the decreases in software license revenues as the Company typically provides separate implementation and training services at the time of software sales. Also contributing to the lower services revenues was the Company's decision to allocate billable staff members to assist with internal development projects during the third quarter.

Maintenance revenues decreased 11.8% from $1,373,000 in the third quarter of 1998 to $1,211,000 in the third quarter of 1999, and year to date decreased 6.2% from $3,977,000 in 1998 compared to $3,732,000 in 1999. Maintenance revenues are the result of renewal agreements from previous software license sales and implementation of new agreements from software license sales.

Cost of software revenues increased 59.8% from $184,000 in the third quarter of 1998 to $294,000 in the third quarter of 1999. Year to date, cost of software revenues increased 31.7% from $524,000 in 1998 to $690,000 in 1999. These increases are a result of an increase in third party software costs and increased amortization of capitalized software associated with the Netgain product line. Cost of software revenues include costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services decreased 44.4% from $1,041,000 in the third quarter of 1998 to $579,000 in the third quarter of 1999 and year to date, decreased 34.4% from $2,761,000 in 1998 to $1,811,000 in 1999 due to decreases in the number of service personnel and related costs. The decrease in personnel and associated costs is due to changes implemented by management and reflect the impact of lower services and license revenues. Cost of revenues for maintenance decreased 2.8% from $430,000 in the third quarter of 1998 to $418,000 in the third quarter of 1999. Year to date, cost of revenues for maintenance decreased 14.7% from $1,257,000 in 1998 to $1,072,000 in 1999. The year to date decrease in cost of maintenance is primarily due to a decrease in international maintenance costs from the May 1, 1998 acquisition of Firstwave UK. Previously, while operating as a distributor, a portion of the maintenance revenue was retained by the distributor and recorded as a cost of maintenance by the Company. Now as a wholly owned subsidiary, the Company retains the full amount of the maintenance revenue. There were also decreases in payroll and related costs in this area.

Sales and marketing expense decreased 50.8% from $1,419,000 in the third quarter of 1998 to $698,000 in the third quarter of 1999. Year to date, sales and marketing expenses decreased 34.7% from $4,440,000 in 1998 to $2,898,000 in 1999. The decreases were due to decreases in international and domestic commissions associated with the decrease in software license revenues and decreases in payroll and related costs. The Company has also made changes to its marketing plan, decreasing costs in trade shows and using a more automated and consistent approach targeting specific prospects, including the use of the Company's website to obtain additional sales leads.

The Company's product innovation and development expenditures, which includes amounts capitalized, increased 72.6% from $519,000 in the third quarter of 1998 to $896,000 in the third quarter of 1999. Year to date, product innovation and development expenditures increased 69.9% from $1,608,000 in 1998 to $2,732,000 in 1999. These increases are related to continued development efforts on the Netgain Suite product. Software development costs capitalized during the three months and nine months ended September 30, 1999 were $560,000 and $1,380,000 respectively. No capitalization of development costs occurred during the comparative periods of 1998. The Company expects that the additional versions of Netgain will further enhance the product's viability in the market.

General and administrative expenses decreased 41.1% from $893,000 in the third quarter of 1998 to $526,000 in the third quarter of 1999. Year to date, general and administrative expenses decreased 1.6% from $2,299,000 in 1998 to $2,262,000 in 1999. The quarterly decrease is due primarily to decreased bad debt expense related to a recovery of an account reserved for during the first quarter, as well as lower administrative expenses related to overall reduced staff levels. The year to date decrease is inclusive of the additional costs associated with maintaining the London office and demonstrates the Company's effective implementation of cost cutting initiatives.

Interest income decreased 2.6% from $39,000 in the third quarter of 1998 to $38,000 in the third quarter of 1999 and year to date decreased 46.1% from $154,000 in 1998 to $83,000 in 1999. These decreases are due to fluctuations in invested cash balances.

The above factors combined to result in a 45.9% decrease in net loss from $826,000 in the third quarter of 1998 to a net loss applicable to common shareholders of $447,000 in the third quarter of 1999, and a net loss per share of $0.16 for the third quarter of 1998 compared to a net loss per share of $0.08 for the third quarter of 1999. Year to date, net loss decreased 19.0% from $2,116,000 in 1998 compared to a net loss applicable to common shareholders of $1,713,000 in 1999 and a net loss per share of $0.41 per share in 1998 compared to a net loss per share of $0.33 in 1999. The net loss per share amount for the nine months ended September 30, 1999 also includes dividends of $75,000 accrued on preferred stock.


BALANCE SHEET

Net accounts receivable decreased 33.8% from $3,146,000 at December 31, 1998 to $2,082,000 at September 30, 1999 due to collection of outstanding receivables and decreased revenues. Property and equipment decreased 31.5% from $1,501,000 at December 31, 1998 to $1,028,000 at September 30, 1999, due to year to date depreciation and write-offs of obsolete computer equipment, offset by additional fixed asset purchases. Capitalized software increased 114.9% from $770,000 at December 31, 1998 to $1,655,000 at September 30, 1999 due to additional capitalization of $1,380,000 in development costs during the first nine months of 1999 net of $495,000 of amortization. Accounts payable decreased 20.5% from $1,354,000 at December 31, 1998 to $1,077,000 at September 30, 1999 consistent with the decrease in operating expenses during the first nine months of 1999. Deferred revenue decreased 33.1% from $1,581,000 at December 31, 1998 to $1,057,000 at September 30, 1999 primarily due to the recognition of nine months of maintenance revenues related to annual contracts billed in advance at year end. Other accrued liabilities decreased 32.4% from $343,000 at December 31, 1998 to $232,000 at September 30, 1999 due
to lower sales and VAT tax payable consistent with lower revenues during the first nine months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company issued 20,000 shares of Series A Preferred Stock for $2 million during the second quarter of 1999 and 500,000 shares of unregistered restricted Common Stock for $1.5 million during the third quarter of 1999. As a result, at September 30, 1999, the Company had cash and investment securities of $4,011,000 compared to $2,245,000 at December 31, 1998. Management believes that its present liquidity position, recent equity infusions and the available line of credit are sufficient to finance the Company's operations during 1999 and beyond. The Company's primary non-operating use of cash during the nine-month period ending September 30, 1999 consisted of $1,380,000 for the continued development of its software products. The Company also has available a $3,000,000 line of credit, which is in effect through September 15, 2000, bears interest at the prime rate and is secured by the assets of the Company. As of September 30, 1999 there were no borrowings against the line of credit.


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

 A year 2000 evaluation was completed during 1998 to assess the Company's year 2000 readiness related to its internal systems. As of September 30, 1999, all critical systems are now compliant, and the Company is 98% complete in bringing the balance of internal systems into compliance. Although the cost associated with completing year 2000 readiness for the Company's internal systems has been determined to be immaterial, there can be no assurance that the Company will not experience unanticipated consequences caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software and hardware. The Company is in the process of implementing contingency plans and business resumption plans that will be completed during the remainder of fiscal 1999.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

         Not Applicable

Item 2.    Changes in Securities

         On August 9, 1999, the Company issued and sold 500,000 shares of its Common Stock for an aggregate purchase price of $1,500,000 to Mercury Ventures in a private placement. The transaction was exempt under
         Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder as a private placement to an institutional accredited investor.


Item 3.    Defaults Upon Senior Securities

         Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.    Other Information

         Not applicable


Item 6.    Exhibits and Reports on form 8-K

           Exhibit 27 Financial Data Schedule (for S.E.C. use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRSTWAVE TECHNOLOGIES, INC.


                                    /s/ Judith A. Vitale
DATE:   November 10, 1999           --------------------------------------------

                                    Judith A. Vitale
                                    Vice President of Finance and Administration