Form 10-K405
period 1999-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2000-03-29
CIK 897078

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1999.

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ________to_________.

                         Commission File Number: 0-21202
                                                 -------

                         FIRSTWAVE(R) TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

GEORGIA                                                                               58-1588291
------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer Identification No.)
 incorporation or organization)

2859 PACES FERRY ROAD, SUITE 1000, ATLANTA, GEORGIA                                        30339
------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                              (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 2000: approximately $54,846,723.

Number of shares of Common Stock outstanding as of March 23, 2000: 5,799,811.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2000 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the 1999 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000 are not deemed to be filed as part of this Report.



                                     PART I

ITEM 1.  BUSINESS

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

GENERAL

Firstwave Technologies, Inc. provides Internet-based customer relationship management (eCRM) solutions to companies located throughout the world. The Company markets and supports three product lines: Firstwave eRM, Takecontrol(R), and Firstwave for Unix. Firstwave eRM is a seamlessly integrated, web-based suite of applications created to fulfill and manage the e-business relationship needs of a company in the areas of sales, marketing, and support. Firstwave eRM manages a company's customer life cycle management, from prospecting targets in a pre-sales environment to post sales service and account management. The sales application was released as Netgain(TM) Sales in September 1998 and the marketing and support applications were integrated with the sales application to form one integrated application, Firstwave eRM, in December 1999. Takecontrol is a Microsoft(R) Windows-based, integrated client/server CRM solution that meets the need to automate marketing, sales and customer service operations for companies in multiple industries. The Firstwave for Unix product line is a traditional UNIX, character-based CRM solution.

COMPANY STRATEGY

Firstwave continues its vision of creating an Internet-centric CRM platform that leverages the Internet to bring value to companies by lowering their total cost of ownership while enhancing their relationships with customers, prospects and partners. Unlike web-based systems, web-enabled or client server, CRM applications historically are costly and take months to implement, are expensive to maintain and do not provide the flexibility within the product that is demanded today. Additionally, users of traditional CRM products find them complex and difficult to use, resulting in a low user acceptance rate. Firstwave strives to create a user-friendly environment for its users, offering a web site address to hit over the Internet for application access and an easy web-based interface once inside the application.

Firstwave's Internet-based applications are also extended to a customer's channel and business partners outside the internal offices with granular security measures in place allowing those partners to see only what that company chooses to allow them to see. Web-enabled or client server CRM applications have limited partner capabilities.

Management believes that the future of CRM applications must be built around the Internet (tying in all customer management functions including marketing, sales and support), be designed with the ability to customize a product to fit a company or partner's needs and have the ability to be remotely hosted. In the past year Firstwave has dedicated its Development resources to accomplish that vision.

The Company's Internet-based product suite, Firstwave eRM, provides marketing, sales and support capabilities using Internet technologies. Users can market to targets utilizing campaign management functionality within the eMarketing application and turn them over as leads to the sales team. The sales team, using the eSales application, can then manage their opportunities and accounts efficiently with added value in order to close sales. Those new customers are then managed through the eSupport application, where any support issues can be tracked and resolved quickly and effectively by using a customized knowledge base and escalation procedures.

Firstwave has also developed a tool set, eWorkbench, that allows for extensive customizations to the Firstwave eRM product suite. Management believes this tool set is the strongest and most effective in the industry. Features of eWorkbench include the ability to set security levels for different users including sales representatives, marketing representatives, customer support personnel and business partners outside the company and the capability to change the look and feel of the application. Business objects within the application are also easily changed within eWorkbench.

Management's belief in the rise of the Application Service Provider (ASP) model has led to the development of an ASP optimized-architecture. This architecture, released in the 3.1 version, allows ASPs to host multiple companies and multiple applications on a single server, a critical requirement for the success of the ASP model. Management believes that more companies, especially in Firstwave's target market of mid-size companies, may choose to have Firstwave eRM hosted remotely using a lease vs. purchase approach. The Company has recently begun marketing its products for this model, which when implemented, should provide recurring revenue for the Company and eliminate many of the difficulties a company has in implementing and maintaining a software application in-house.

Management believes Internationalization of the Company's product suite is the next step in becoming an international presence in the eCRM industry and will provide a key differentiator from the Company's competitors. The application suite has multi-lingual and multi-currency capabilities.

The Company supports Oracle database technology and the Linux and Unix operating systems for Firstwave eRM. The Company currently supports the integration of Firstwave eRM data with Personal Digital Assistants. With the advent of wireless technology and the anticipated improvement of wireless connection speeds, the Company believes the demand for this technology will increase.

The Company is committed to its Internet product vision and strengthening the client base significantly in the near-term. The Company remains dedicated to its existing customers of Firstwave eRM, Takecontrol and Firstwave for UNIX and continues to pursue best-of-breed distributors on a global level while staying on the cutting edge of the world's most current technologies, including database managers and operating systems.

PROVIDING VALUE AND ENHANCEMENTS TO EXISTING CUSTOMERS

As a core business strategy, Firstwave is committed to its existing customers by providing value through post-sales consulting, training, support services and product enhancements. Impeccable customer service is critical to the success of Firstwave and its reputation as a customer-centric company in the CRM industry. The Company seeks to differentiate itself from its competitors not only through product features and technology, but also through an often-overlooked yet critical business function - customer service.

LEVERAGE STRATEGIC ALLIANCES

The CRM solutions delivered by the Company are a combination of Firstwave's direct selling efforts and those of various strategic alliance partners. By leveraging the expertise of our partners, the Company is able to focus on its core competency of providing innovative web based solutions. The Company's goal is to select strategic partners who are "best in-class" providers of hardware, software, telephony, and consulting. In addition, Firstwave strongly supports a domestic and international distribution network committed to developing the market and promoting sales of the Company's products.

BUSINESS PARTNER SUPPORT

The Firstwave Business Partner program ensures that the Company achieves its goal by accommodating any opportunity regardless of size or complexity. The Company wants to ensure our partners are well equipped with the skills and tools necessary to help them tackle any of these opportunities. These relationships enable Firstwave to continue to improve service levels so customers can enjoy quick results and seamless integration of Firstwave eRM solutions.

INTERNATIONAL OPERATIONS

In addition to its corporate headquarters in Atlanta, Georgia, Firstwave maintains an office in London, England and the Company's global network of distributors provides an international footprint in over 35 countries.

Through a distributorship with Asia Pathways Pte Ltd, effective February 2000, Firstwave has established a more formal presence in Asia. Management believes with the development of an internationalized product suite and a presence in a growing market for customer relationship management products, the Company will open a new channel for revenue.

SOFTWARE PRODUCTS

Firstwave actively markets three software applications: Firstwave eRM, Takecontrol and Firstwave for UNIX. Firstwave eRM consists of eMarketing, eSales, and eSupport and allows companies to build a secure and synchronized view of their customers, channels, prospects and partners with one completely integrated application.

The eRM application suite is a 100% web-based application that can be rapidly deployed and highly customized. The Company believes that Internet technology, the ability for a product to be customized easily and a quick implementation of a customer relationship management application are essential criteria for success in today's CRM marketplace.

Firstwave eSales extends the sales team to include inside users, mobile users, remote users and indirect channel partners. It allows a company's extended sales organization to manage existing customers and prospects for new business and encourages cross-selling and up-selling opportunities. The current status of a company's sales pipeline can be traced real-time and customized reports can be created to provide senior management with information needed to make key decisions. As in eMarketing, data accumulated through the eSales application is available to users of other applications within the eRM suite.

Firstwave eMarketing delivers critical marketing information as part of the comprehensive web-based suite. It empowers a company's marketing organization to target an audience, manage campaigns, generate qualified leads and turn them over to sales to close deals, thereby synthesizing its marketing with sales and support data for a single secure and synchronized view of customers, channels, prospects and partners.

Firstwave eSupport delivers critical support information as part of its comprehensive web-based suite. It enhances the support process and revenue stream by facilitating one-call issue resolution, allowing better opportunities for cross-selling and up-selling to existing customers and enhancing the maintenance collection process. eSupport tracks issues and enhancements, manages and supports customer needs and service agreements and provides for the escalation of issues to more senior support levels.

ERM ARCHITECTURE

Firstwave eRM's object-oriented, open architecture, eFramework, has a significant impact on usability, customization and deployment of the eRM product suite. Metadata technology is used to configure the application and to capture customizations. This means that Firstwave eRM is able to support users' business processes without changing underlying source code.

SERVICES

The Company seeks to differentiate itself from other providers of marketing, sales and support software by offering an array of specialized professional services on a fee basis. Firstwave's services consist of (1) education and training services, (2) implementation and customizations, and (3) customer support services.

EDUCATION AND TRAINING

Firstwave's comprehensive customer training program is designed to accommodate the diverse needs of its customers. Courses are held on a regularly scheduled basis at the Company's Atlanta headquarters, its London, England office and at customer sites upon request. Firstwave charges its customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, the Company charges a per-day rate for a set number of attendees.

The current curriculum for Firstwave eRM consists of Firstwave End User Training, System Administrator Training and Customization Training (Level 1 and Level 2). The classes may be conducted at Firstwave, the customer site or via the Internet. End User Training is intended for individuals who will use any application within the Firstwave eRM suite. System Administrator Training is for technical and administrative professionals who will be required to setup, maintain and administer the Firstwave eRM application. Customization Training is for technical and administrative professionals who will be responsible for the customization of Firstwave eRM. In order for distributors or customers to become fully certified application integrators, they must attend all training sessions, including both levels of Customization Training.

IMPLEMENTATION AND CUSTOMIZATIONS

Firstwave's Professional Services Organization (PSO) is chartered to facilitate the customers' successful implementation and utilization of Firstwave products and to accelerate the implementation process. Firstwave uses its professional services organization as a logical extension of its sales force and believes that its professional services organization differentiates the Company from most of its competitors. Typical services provided include systems analysis and design, installation planning and coordination, database configuration, screen and report tailoring, application development, data conversion, systems interconnectivity, project management training and other special processing requirements related to the implementation of Firstwave eRM. Standard professional services are offered to clients during the initial sales process and PSO can be contracted for assistance with future enhancement projects. Pricing is determined by the scope of the client requirements.

CUSTOMER SUPPORT

Firstwave's customer support group uses Firstwave products to track individualized service. It provides Firstwave representatives with access to a problem-tracking database that includes an online problem solving library for quick resolution of inquiries and technical problems and maintains a library of product enhancement requests from customers and Firstwave employees. Each customer support representative has immediate access to the customer's account history while engaged in resolving technical issues. In addition to hotline telephone services, customer support also includes the provision of updates and enhancements of Firstwave products and related documentation.

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

SOURCES OF REVENUES, PRICING AND MATERIAL TERMS FOR LICENSING AGREEMENTS

Software revenues consist of license fees for Firstwave eRM, Takecontrol and Firstwave for Unix. The Company also receives revenues from third-party software and various distributor agreements. Customers generally pay a license fee for the software based upon the number of licensed users. Firstwave eRM also offers customers several pricing alternatives that reflect the various ways it may be deployed across the Internet throughout the extended enterprise. Perpetual licenses are available on a per user model. Subscription pricing through remote hosting services will provide organizations the opportunity to deploy the application without the need for a high capital outlay. Remote hosting services will also allow organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities. Takecontrol and Firstwave for Unix offer a pricing model based on concurrent users.

The second component of the Company's revenues is services, which consists of professional consulting and training services. Consulting services are charged on an hourly basis and billed weekly pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, the Company charges a per-day rate for a set number of attendees. Actual travel expenses are billed as incurred.

The Company's maintenance revenues are derived from the provision of: (1) customer support in the form of customer services via communication channels, and (2) updates and enhancements of products and related documentation. Customers are provided maintenance and support for an annual fee. This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days' notice to the customer.

CUSTOMERS

The Company markets its products as a cross-industry solution for those companies looking for an integrated marketing, sales and support solution. Systems have been installed in many industries, including technology, manufacturing, financial services, communications, travel, hospitality and retail. The Company has licensed its products for thousands of users located in 13 countries with more than 200 customers currently subscribing to maintenance services.

SALES AND MARKETING

The Company markets and sells its product and services through direct sales and indirect channels to the North American marketplace. International marketing and selling is accomplished by direct selling through the Company's United Kingdom office and indirectly through Firstwave distributors. The North American and International direct channel is supported by 19 sales and marketing professionals as of December 31, 1999.

The North American Sales department, overseen by a senior level sales executive, consists of Business Development Representatives (BDR) and Account Executives
(AE). The BDRs initiate contact with leads and qualify them using the telephone and the Internet as primary tools. Qualified leads are turned over to AEs. The Firstwave sales team conducts an Internet demonstration of the product, scopes the requirements of the potential customer with professional services, assists in providing a cost justification for the purchase and provides references before closing business.

The Company's marketing department is responsible for generating leads and promoting brand awareness and mind share among CRM industry professionals and companies seeking a solution from this market. Primary marketing functions include web-based direct marketing, traditional direct marketing, advertising, public and analyst relations and other Internet-based marketing initiatives. The Marketing department accomplishes many of its goals and objectives through use of Firstwave eMarketing, an application included in the Company's flagship product, Firstwave eRM.

Additionally, the Marketing department is responsible for product positioning and strategy, general product marketing activities, market research and competitive analysis, and provides competitive customer and prospect input into the Company's product development efforts.

PRODUCT INNOVATION AND DEVELOPMENT

The Company plans to further the growth of Firstwave eRM by using it as a basis for companies wanting to incorporate an Internet-based, integrated CRM solution into their business processes. Firstwave's architecture, eFramework, with its object orientation, adherence to Microsoft standards, incorporation of emerging web technologies and ASP optimization, facilitates this approach. The Internet technology embedded within eFramework also allows information residing in Firstwave eRM to be accessed by wireless Personal Digital Assistants (PDA's).

The technology will be taken international this year as the next version of Firstwave eRM contains internationalization features, allowing the product to support multiple languages as well as have multiple currency capabilities.

Relational database management systems supported by Firstwave are Microsoft SQL Server, Oracle and Microsoft Access.

In June 1999, the Company released 3.0 version of Firstwave eRM, which contained the extensive tool set, eWorkbench, for customizations. Firstwave partnered with Sterling Software in September of 1999, enabling the Company to provide a best-of-breed reporting tool for Firstwave users. At the end of 1999, Firstwave released the integrated application, Firstwave eRM, complete with marketing, sales and support.

COMPETITION

The Company faces competition from a multitude of software vendors, including existing CRM vendors, new web-based CRM vendors and ERP vendors who have penetrated the CRM industry through acquisitions or product development.

The primary competitors for the Company are Onyx, Pivotal and SalesLogix. These companies have a middle market focus and offer comprehensive "full solution" packages which include marketing, sales, and support. These companies also have integrated some Internet technology into their products and have customization capabilities within their product sets. The ASP model is also being evaluated by the afore-mentioned companies.

YouCentric, formerly SalesVision, and Silknet are other CRM vendors who are viewed as competitors of the Company due to the Internet technology used in their products. Both companies, it should be noted, do have an upper-tier market strategy compared to the Company's middle market focus with its product. Siebel Systems, due to its large international presence and market share, is also a competitor of the Company. There are also hundreds of vendors addressing the needs evident in this industry, including specialists who provide cross-industry solutions and vertically focused solutions, such as pharmaceuticals or finance.

The Company competes on product flexibility, Internet technology, product intuitiveness, off-site hosting options, distributor strategies, value, and heavy emphasis on customer and partner service and support. Management believes the Company competes favorably with respect to these factors. There can be no assurance that the Company will be able to achieve the innovative product development and marketshare necessary to maintain competitive advantage.

PROPRIETARY RIGHTS AND LICENSES

The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, non-disclosure and other contractual provisions with customers and employees to protect its proprietary rights in its products. The Company also maintains confidentiality agreements with its employees. Because the Company's product allows customers to customize their applications without altering the source code, the source code for the Company's products is neither licensed nor provided to customers, although the company has contractually agreed in certain instances to have its source code held in escrow by a third party. Notwithstanding these precautions, it may be possible for unauthorized persons to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

EMPLOYEES

As of December 31, 1999, the Company employed 93 persons, including 19 sales and marketing professionals, 37 service and support representatives, 16 administrative personnel and 21 persons involved in product innovation and development. Management believes that the Company's future growth and success will rely on its ability to retain and attract highly skilled and motivated personnel in all areas of its operations.

ITEM 2.  PROPERTIES.

As of December 31, 1999 the Company's headquarters and principal operations were located in approximately 30,000 square feet of leased office space. The office building is located in metropolitan Atlanta, Georgia. The Company also has operations located outside London, England in approximately 6,000 square feet of leased office space.

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

1999      First     Second      Third      Fourth         1998      First     Second      Third      Fourth
-------------------------------------------------         -------------------------------------------------
High      $3.25      $2.50      $8.63      $4.25          High      $5.63      $5.13      $5.13      $3.88
Low       $1.75      $1.38      $1.50      $1.94          Low       $4.31      $4.25      $2.50      $1.63
-------------------------------------------------         -------------------------------------------------

As of December 31, 1999 there were approximately 107 shareholders of record and approximately 4,200 persons or entities that hold common stock in nominee name. There were no common stock dividends declared during 1999 or 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data about the Company for each of the last five fiscal years. The information presented below has been derived from the Company's audited Financial Statements.


                                                                For the Year Ended December 31,
                                                            (In thousands, except per share amounts)

                                                    1999           1998           1997           1996           1995
                                                ---------------------------------------------------------------------
Net revenues                                    $ 11,193       $ 14,537       $ 15,848       $ 23,222       $ 28,001
Loss before income taxes                          (1,912)        (3,034)        (1,377)       (10,115)        (4,928)
Income tax (provision) benefit                       (40)           (91)          (133)         1,055          1,837
Net loss                                          (1,952)        (3,125)        (1,510)        (9,060)        (3,091)
Net loss applicable to common shareholders        (2,075)        (3,125)        (1,510)        (9,060)        (3,091)
Basic and diluted net loss per share               (0.40)         (0.61)         (0.30)         (1.81)         (0.63)
Total assets                                      12,023         11,322         14,286         18,367         26,045
Total non current liabilities                         --             --             --            125             --
Common stock subject to repurchase              $     --       $     --       $    300       $     --       $     --
Basic and diluted weighted average
  shares outstanding                               5,250          5,125          5,035          5,000          4,932

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 1998 to 1999. Certain percentage columns do not add to 100% due to rounding.

                                           Year Ended December 31,
                                ------------------------------------------------            % Change
(in thousands)                        1999                         1998                   1998 to 1999
------------------------------------------------------------------------------------------------------
Revenues
  Software                       $  2,430      21.7%         $  3,528      24.3%             -31.1%
  Services                          3,422      30.6%            5,035      34.6%             -32.0%
  Maintenance                       4,923      44.0%            5,431      37.4%              -9.4%
  Other                               418       3.7%              543       3.7%             -23.0%
                                 --------                    --------
       Net revenues                11,193     100.0%           14,537     100.0%             -23.0%
                                 --------                    --------

Costs and expenses
  Cost of revenues
       Software                       920       8.2%              744       5.1%              23.7%
       Services                     2,400      21.4%            3,566      24.5%             -32.7%
       Maintenance                  1,494      13.3%            1,643      11.3%              -9.1%
       Other                          395       3.5%              500       3.4%             -21.0%
  Sales and marketing               3,612      32.3%            5,983      41.2%             -39.6%
  Product development               1,618      14.5%            2,080      14.3%             -22.2%
  General & administrative          2,789      24.9%            3,233      22.2%             -13.7%
                                 --------                    --------

Operating loss                     (2,035)    -18.2%           (3,212)    -22.1%             -36.6%
                                 --------                    --------
Interest income net                   123       1.1%              178       1.2%             -30.9%
                                 --------                    --------
Loss before income taxes         $ (1,912)    -17.1%         $ (3,034)    -20.9%             -37.0%
                                 --------                    --------


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

1999 COMPARED TO 1998

The year ended December 31, 1999 was a year of transition for the Company, from a software company that was dependent on its legacy product, Takecontrol, to an Internet business being driven by its web-based product, Firstwave eRM (formerly known as Netgain Sales). Although the year began with declining revenues from existing product lines, the Company had innovative new products in development which were released throughout the year. During 1999 the Company gained industry recognition, new business partners, renewed investor interest, and a growing revenue stream from a suite of new products.

Total revenues decreased 23.0% from $14,537,000 in 1998 to $11,193,000 in 1999 mainly due to decreases in software and services revenues. Software revenue decreased 31.1% from $3,528,000 in 1998 to $2,430,000 in 1999 primarily as a result of declining sales related to the Takecontrol product and a slower than expected ramp-up in sales related to the Firstwave eRM product. Also, the Company chose to price the new product at introductory prices resulting in a lower average deal price compared to the Takecontrol product. Revenues from international software licenses decreased 53.6% from $2,848,000 in 1998 to $1,321,000 in 1999, and decreased as a percentage of total revenues from 19.6% in 1998 to 11.8% in 1999 due to decreased sales by International distributors. During 1999 international license revenues were primarily from system expansions of existing Takecontrol customers. Release of an internationalized (language and currency) version of Firstwave eRM is expected in 2000. Although international license revenue decreased, total revenues from international sources, which includes maintenance, software license fees and customizations remained consistent at 52.5% of total revenues in 1999 compared to 52.7% in 1998, due to additional revenues provided by Firstwave UK. During 1999 Firstwave UK was a wholly owned subsidiary for the entire twelve month period compared to eight months during 1998 following the April 30, 1998 acquisition.

Services revenues decreased 32.0% from $5,035,000 in 1998 to $3,422,000 in 1999. The decrease in services revenue is consistent with the decrease in software license revenue as the Company typically provides separate implementation and training services at the time of software sales. Maintenance revenues remained strong in 1999 with a decrease of only 9.4% from $5,431,000 in 1998 to $4,923,000 in 1999 primarily as the result of declining sales of the Takecontrol product.

Costs of software revenues increased 23.7% from $744,000 in 1998 to $920,000 in 1999 and, as a percentage of software revenues, increased from 21.1% in 1998 to 37.9% in 1999. The increases were primarily due to increased amortization costs in 1999 related to releases of Firstwave eRM. Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation materials.

Costs of revenues for services decreased 32.7% from $3,566,000 in 1998 to $2,400,000 in 1999. The decrease is related to decreases in the number of service personnel and related costs due to changes implemented by management as a result of lower services and license revenues. Costs of revenues for services as a percentage of services revenues remained constant at 70.1% in 1999 compared to 70.8% in 1998. Costs of revenues for maintenance decreased 9.1% from $1,643,000 in 1998 to $1,494,000 in 1999. The decrease in maintenance cost is primarily due to decreased royalty costs related to decreased maintenance revenues generated by international distributors. Costs of revenues for maintenance as a percentage of maintenance revenues remained constant at 30.3%.

Sales and marketing expenses decreased 39.6% from $5,983,000 in 1998 to $3,612,000 in 1999, and decreased as a percentage of total revenues from 41.2% in 1998 to 32.3% for 1999. The decrease is primarily due to decreases in sales commissions to third party distributors as a result of decreased software license revenues. The Company has also made changes to its marketing plan, decreasing costs in trade shows and travel by using the Company's website and other automated approaches to obtain sales leads.

The Company's product innovation and development expenditures, which includes amounts capitalized, increased 52.6% from $2,280,000 in 1998 to $3,479,000 in 1999, and increased as a percentage of total revenues from 15.7% in 1998 to 31.1% in 1999. Software development costs capitalized increased from $200,000 in 1998 to $1,861,000 in 1999. These increases are related to continued development of Firstwave eRM. The Company expects that the additional versions of Firstwave eRM will further improve the product's viability in the CRM market.

General and administrative expenses decreased 13.7% from $3,233,000 in 1998 to $2,789,000 in 1999 primarily due to lower administrative expenses related to overall reduced staff levels and decreases in professional services and bad debt expense. The year over year decrease is inclusive of the additional costs associated with maintaining the London office and demonstrates the Company's effective implementation of cost cutting initiatives.

Interest income decreased 30.9% from $178,000 in 1998 to $123,000 in 1999 due to fluctuations in invested cash balances.

1998 COMPARED TO 1997

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


BALANCE SHEET

Net accounts receivable decreased 38.4% from $3,146,000 at December 31, 1998 to $1,937,000 at December 31, 1999 primarily due to lower revenues. Property and equipment decreased 38.6% from $1,501,000 at December 31, 1998 to $922,000 at December 31, 1999 due to year to date depreciation and disposals, offset by additional fixed asset purchases. Intangible assets, which represents goodwill related to the 1998 acquisition of Firstwave UK, decreased 26.1% from $644,000 at December 31, 1998 to $476,000 at December 31, 1999 due to amortization. Capitalized software increased 149.1% from $770,000 at December 31, 1998 to $1,918,000 at December 31, 1999 due to additional capitalization of $1,861,000 in development costs net of $713,000 in amortization. Accounts payable decreased 57.9% from $1,354,000 at December 31, 1998 to $570,000 at December 31, 1999
consistent with the decrease in operating expenses. Accrued employee compensation and benefits decreased 39.1% from $284,000 at December 31, 1998 to $173,000 at December 31, 1999 due to compensation and benefits associated with fewer employees. Dividends payable at December 31, 1999 were $123,000 related to the issuance of preferred stock during 1999. There were no dividends payable in the comparable period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash and cash equivalents of $2,029,000 and investments of $1,631,000. The Company historically has been financed from operations and sales of equity instruments. The Company had no line of credit payable or notes payable outstanding at December 31, 1999.

During 1999, the Company renewed its $3,000,000 line of credit agreement with its bank for another one-year term. The line of credit, which expires September 15, 2000, bears interest at prime rate but increases to prime plus .50% if the Company fails to attain certain quarterly financial targets. The line of credit is secured by the assets of the Company.

The Company issued 20,000 shares of Series A Preferred Stock for $2.0 million during the second quarter of 1999 and 500,000 shares of unregistered restricted Common Stock for $1.5 million during the third quarter of 1999.

Management believes that its present liquidity position, recent equity infusions and the expected cash flow from operations are sufficient to finance the Company's operations during 2000 and beyond.

The Company has no material commitments for capital expenditures. Management does not believe that inflation has historically had a material effect on the Company's results of operations.

YEAR 2000

The Company's current product lines are year 2000 compliant. All of the Company's customers were notified of the availability of a year 2000 compliant version of the Company's product and the Company assisted its customers in migrating to current product versions as requested. Although the Company has designed and tested the most current versions of its products to be year 2000 compliant, there can be no assurance that they do not contain undetected errors or other defects associated with year 2000 date functions.

As of December 31, 1999 all internal systems had been addressed and the Company was completely year 2000 compliant. There have been no material issues related to year 2000 in the Company's products or internal systems as of March 23, 2000.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 1999. This information has been prepared by the Company on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Company's Financial Statements and Notes thereto. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                    Quarter ended
                            3/31/99     6/30/99    9/30/99     12/31/99      3/31/98       6/30/98       9/30/98       12/31/98
                            ---------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share amounts)
Net revenues                $ 3,462    $ 2,700     $ 2,543     $ 2,488       $ 3,610       $ 3,738       $ 3,762       $ 3,427
Operating loss                 (854)      (397)       (433)       (351)         (610)         (725)         (855)       (1,022)
Net loss                       (840)      (396)       (402)       (314)         (573)         (717)         (826)       (1,009)
Net loss applicable to
 common shareholders           (840)      (426)       (447)       (362)         (573)         (717)         (826)       (1,009)
Basic and diluted
 loss per share               (0.16)     (0.08)      (0.08)      (0.06)        (0.11)        (0.14)        (0.16)        (0.20)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information included under Item 14 (a) (1) and (2)


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Firstwave Technologies, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index under Item 14(a)2 on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Atlanta, Georgia
January 31, 2000

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       DECEMBER 31,
                                                                   1999           1998
ASSETS
Current assets
  Cash and cash equivalents                                     $  2,029       $  2,245
  Investment securities, held to maturity                          1,631             --
  Accounts receivable, less allowance for doubtful
    accounts of $345 and $425                                      1,937          3,146
  Deferred tax asset                                                 200            200
  Prepaid expenses and other assets                                  289            195
                                                                --------       --------
      Total current assets                                         6,086          5,786

Property and equipment, net                                          922          1,501
Software development costs, net                                    1,918            770
Intangible asset                                                     476            644
Deferred tax asset                                                 2,621          2,621
                                                                --------       --------
                                                                $ 12,023       $ 11,322
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                              $    570       $  1,354
  Sales tax payable                                                  152            265
  Deferred revenue                                                 1,519          1,581
  Accrued employee compensation and benefits                         173            284
  Dividends payable                                                  123             --
  Other accrued liabilities                                           78             78
                                                                --------       --------
      Total current liabilities                                    2,615          3,562
                                                                --------       --------

Commitments and contingencies

Shareholders' equity
  Preferred stock, no par; 1,000,000 shares authorized;
    20,000 shares issued and outstanding; $100 per share
    liquidation preference                                         2,000             --
  Common stock, stated value, $.0019 per share; 10,000,000
    shares authorized; 5,740,283 and 5,151,322 shares
    issued and outstanding                                            11             10
  Additional paid-in capital                                      21,574         19,813
  Cumulative translation account                                      (5)            34
  Accumulated deficit                                            (14,172)       (12,097)
                                                                --------       --------
                                                                   9,408          7,760
                                                                --------       --------
                                                                $ 12,023       $ 11,322
                                                                ========       ========


       The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                          1999           1998           1997
Net revenues
  Software                                            $  2,430       $  3,528       $  5,239
  Services                                               3,422          5,035          4,810
  Maintenance                                            4,923          5,431          5,189
  Other                                                    418            543            610
                                                      --------       --------       --------
                                                        11,193         14,537         15,848
Costs and expenses
  Cost of revenues
    Software                                               920            744            675
    Services                                             2,400          3,566          3,528
    Maintenance                                          1,494          1,643          1,687
    Other                                                  395            500            606
  Sales and marketing                                    3,612          5,983          6,012
  Product development                                    1,618          2,080          2,003
  General and administrative                             2,789          3,233          2,186
  In process research and development                       --             --            696
                                                      --------       --------       --------
      Operating loss                                    (2,035)        (3,212)        (1,545)

Interest income, net                                       123            178            168
                                                      --------       --------       --------
      Loss before income taxes                          (1,912)        (3,034)        (1,377)
                                                      --------       --------       --------
Income tax provision                                       (40)           (91)          (133)
                                                      --------       --------       --------
      Net loss                                        $ (1,952)      $ (3,125)      $ (1,510)
                                                      --------       --------       --------

Dividends on preferred stock                              (123)            --             --
                                                      --------       --------       --------
      Net loss applicable to common shareholders      $ (2,075)      $ (3,125)      $ (1,510)
                                                      ========       ========       ========

Basic and diluted net loss per share                  $  (0.40)      $  (0.61)      $  (0.30)
                                                      ========       ========       ========
Basic and diluted weighted average
  shares outstanding                                     5,250          5,125          5,035
                                                      ========       ========       ========


       The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                      UNREALIZED       COMPRE-
                                                 COMMON STOCK        PREFERRED STOCK    ADDITIONAL    GAIN/(LOSS)      HENSIVE
                                              -------------------    -----------------   PAID-IN     ON INVESTMENT     INCOME
                                               SHARES     AMOUNT      SHARES   AMOUNT    CAPITAL       SECURITIES      (LOSS)
                                              --------   --------    -------   -------  ----------   --------------  ----------
Balance at December 31, 1996                  4,936,555   $    9         --    $   --     $ 18,909          $(14)     $    --

Exercise of common stock options                 88,899       --                               281            --           --
Employee stock purchases                          7,573       --                                25            --           --
Issuance of stock options                            --       --                               114            --           --
Net loss                                             --       --         --        --           --            --           --
                                              ---------   ------     ------    ------     --------          ----      -------
Balance at December 31, 1997                  5,033,027        9         --        --       19,329           (14)          --

Exercise of common stock options                 34,511       --                               112            --           --
Employee stock purchases                          6,081       --                                19            --           --
Issuance of stock options                            --       --                                 7            --           --
Issuance of stock in connection
  with Net gain acquisition                      77,703        1                               346            --           --
Realized loss on investment
  securities                                         --       --                                --            14           --
Comprehensive loss
Net loss                                             --       --                                --            --       (3,125)
Foreign currency translation adjustment              --       --                                --            --           34
                                                                                                                      -------
  Comprehensive loss                                                                                                   (3,091)
                                                                                                                      -------

                                              ---------   ------     ------    ------     --------          ----
Balance at December 31, 1998                  5,151,322       10         --        --       19,813            --

Series A convertible preferred stock                                 20,000     2,000
Exercise of common stock options                 84,066                                        243            --           --
Employee stock purchases                          4,895                                          9            --           --
Issuance of stock and warrants                  500,000        1                             1,509            --           --

Comprehensive loss
Net loss                                             --       --         --        --           --            --       (2,075)
Foreign currency translation adjustment              --       --         --        --           --            --          (39)
                                                                                                                      -------
  Comprehensive loss                                                                                                  $(2,114)
                                                                                                                      -------
                                              ---------   ------     ------    ------     --------          ----
Balance at December 31, 1999                  5,740,283   $   11     20,000    $2,000     $ 21,574          $ --
                                              ---------   ------     ------    ------     --------          ----



                                                Accumulated
                                                   other
                                               comprehensive    Accumulated
                                               income/(loss)      deficit            Total
                                               -------------      -------           -------

Balance at December 31, 1996                       $  --          $(7,462)         $ 11,442

Exercise of common stock options                      --               --               281
Employee stock purchases                              --               --                25
Issuance of stock options                             --               --               114
Net loss                                              --           (1,510)           (1,510)
                                                   ------         -------           -------
Balance at December 31, 1997                          --           (8,972)           10,352

Exercise of common stock options                      --               --               112
Employee stock purchases                              --               --                19
Issuance of stock options                             --               --                 7
Issuance of stock in connection
  with Net gain acquisition                           --               --               347
Realized loss on investment
  securities                                          --               --                14
Comprehensive loss
Net loss                                              --           (3,125)           (3,125)
Foreign currency translation adjustment               34               --                34
  Comprehensive loss
                                                   ------         -------           -------
Balance at December 31, 1998                          34          (12,097)            7,760

Series A convertible preferred stock                                                  2,000
Exercise of common stock options                      --               --               243
Employee stock purchases                              --               --                 9
Issuance of stock and warrants                        --               --             1,510

Comprehensive loss
Net loss                                              --           (2,075)           (2,075)
Foreign currency translation adjustment              (39)              --               (39)

  Comprehensive loss
                                                   ------        --------           -------
Balance at December 31, 1999                       $  (5)        $(14,172)          $ 9,408
                                                   ------        --------           -------

       The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                            FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                       1999        1998           1997
Cash flows from operating activities
  Net loss                                                           $(1,952)     $(3,125)     $ (1,510)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
     Depreciation and amortization                                     1,670        1,741         1,565
     Write off in process research and development                        --           --           696
     (Gain)/loss on disposal of fixed assets                              71          (13)          142
     Provision for bad debts                                              81           83            22
     Deferred income taxes                                                --           --           (65)
     Stock compensation                                                   10            7           114
     Changes in assets and liabilities (net of acquisition)
       Accounts receivable                                             1,119         (182)        1,051
       Prepaid expenses and other assets                                 (94)         121           (46)
       Accounts payable                                                 (783)         146          (148)
       Accrued restructuring                                              --         (325)         (786)
       Sales tax payable                                                (112)           2          (115)
       Deferred revenue                                                  (62)        (114)           81
       Accrued employee compensation and benefits                       (111)        (361)          (66)
       Other accrued liabilities                                          --           59           (78)
                                                                     -------      -------      --------
             Total adjustments                                         1,789        1,164         2,367
                                                                     -------      -------      --------
             Net cash provided by (used in) operating activities        (163)      (1,961)          857
                                                                     -------      -------      --------
Cash flows from investing activities
  Software development costs                                          (1,861)        (200)           --
  Business acquisitions                                                   --         (246)         (697)
  Purchases of property and equipment,net                               (309)        (496)         (261)
  Purchase of investment securities                                   (1,631)      (9,394)      (16,155)
  Proceeds from sale of investment securities                             --        9,408        19,755
                                                                     -------      -------      --------
             Net cash provided by (used in) investing activities      (3,801)        (928)        2,642
                                                                     -------      -------      --------
Cash flows from financing activities
  Proceeds from issuance of preferred stock                            2,000           --            --
  Proceeds from issuance of common stock                               1,500           --            --
  Exercise of common stock options                                       243          112           281
  Proceeds from employee stock purchase plan                               9           19            25
  Borrowing from/(repayment to) line of credit, net                       --           --        (1,975)
  Proceeds from/(repayments to) note payable, net                         --           --          (208)
                                                                     -------      -------      --------
             Net cash provided by (used in) financing activities       3,752          131        (1,877)
                                                                     -------      -------      --------
Effect of exchange rate changes on cash                                   (4)          34            --
Net increase (decrease) in cash                                         (216)      (2,724)        1,622
Cash and cash equivalents, beginning of year                           2,245        4,969         3,347
                                                                     -------      -------      --------
Cash and cash equivalents, end of year                               $ 2,029      $ 2,245      $  4,969
                                                                     -------      -------      --------

Supplemental disclosure of cash flow information
  Cash paid during the year for interest                             $    --      $     1      $     84
                                                                     -------      -------      --------
  Cash paid for income taxes                                         $    40      $    91      $    198
                                                                     -------      -------      --------


       The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Firstwave Technologies, Inc. (the "Company") is a provider of Internet customer relationship management solutions. The Firstwave eRM (Internet Relationship Management) Suite is a seamlessly integrated, 100% web-based suite of applications created to fulfill and manage the e-business relationship needs of a company in the areas of sales, marketing, and support.

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

         International revenues are generated by independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and generally remit 50% to 60% of standard license fees and maintenance revenues they produce. The Company recognizes international sales at the gross license amount, with the amount paid to the distributors reflected as a selling expense. The Company's international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. International revenues also include revenue from Firstwave Technologies UK, Ltd., a wholly owned subsidiary.

         The Company's adoption of American Institute of Certified Public Accountants Statement of Position, 97-2, Software Revenue Recognition, as of January 1, 1998 did not have a material impact on its financial statements.

         Advanced billings for services and maintenance contracts are recorded as deferred revenue in the accompanying balance sheet.

         CONSOLIDATION
         The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Firstwave Technologies UK, Ltd. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

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

         CONCENTRATION OF CREDIT RISK
         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. The Company invests in marketable securities including government securities with high credit ratings and commercial paper. Credit risk from concentration of trade receivables is minimized as a result of the diverse nature of the Company's customer base.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

NOTES TO FINANCIAL STATEMENTS



         INVESTMENT SECURITIES
         In accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investment securities as held-to-maturity based on their intent and ability to hold the securities and accordingly, the Company recorded the investment securities at cost. The investment securities will mature in February, 2000.

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

         Software development costs which are capitalized are subsequently reported at the lower of unamortized cost or net realizable value. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than three years. It is possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both could be reduced due to changing technologies.

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

         BASIC AND DILUTED NET LOSS PER COMMON SHARE
         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted net loss per share calculation had they not been antidilutive. Net loss applicable to common shareholders includes a charge for dividends related to the Company's outstanding convertible preferred stock.

NOTES TO FINANCIAL STATEMENTS

2.       ACQUISITIONS

         On April 30, 1998 the Company acquired its largest international distributor, Co-cam UK. Based in London, Co-cam UK now operates as Firstwave Technologies UK, Ltd. The transaction was an asset purchase from PMS Creative Ltd., a wholly owned subsidiary of Policy Management Systems Corporation. The purchase price of approximately $426,000 was payable in cash in four quarterly installments beginning July 31, 1998 after an initial payment at closing of approximately $85,000. The excess of cost over the estimated fair value of the net assets acquired was $455,000 (including cost of acquisition of approximately $180,000) and was accounted for as goodwill which is being amortized over five years.

         On December 31, 1997, Brock Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired legal title to the net assets of Netgain Corporation, an Internet application developer, in exchange for $697,000 in cash and 67,989 shares of the Company's common stock valued at $300,000 (recorded as common stock subject to repurchase at December 31, 1997). The shares subject to repurchase were registered by the Company in February 1998 at which time the repurchase feature automatically terminated. After expensing $696,000 of in-process research and development costs, the excess of cost over fair value of net assets acquired amounted to $245,000 which was accounted for as goodwill and is being amortized over five years. The acquisition was accounted for using the purchase method of accounting. Brock Acquisition, Inc. changed its name to Netgain Inc. and was subsequently merged with the Company. In addition, 200,000 shares of the Company's common stock were placed in escrow as of December 31, 1997 to be issued to the former shareholders of Netgain Corporation upon attainment of certain future revenue targets for the sale of Netgain products. Such targets were not achieved and accordingly these shares were not issued. In July 1998, the Company issued 9,714 additional shares of its common stock valued at $46,433 to four of the former shareholders of Netgain Corporation to settle matters directly related to the acquisition. This amount has been recorded as goodwill in the accompanying financial statements.

         The following presents the unaudited pro forma consolidated results of operations as if both acquisitions had occurred as of January 1, 1997. (in thousands, except per share data):

                                                            DECEMBER 31,
                                                         1998             1997
                                                             Unaudited
         Revenues                                    $ 15,489         $ 19,656
         Net loss                                      (3,345)          (2,123)
         Basic and diluted net loss per share            (.65)            (.42)


3.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                     DECEMBER 31,
                                                                   1999            1998

         Computer hardware and other equipment                   $ 3,377         $ 4,140
         Furniture and fixtures                                    1,037             979
         Purchased software                                        1,106           1,098
                                                                 -------         -------
                                                                   5,520           6,217
         Less:  Accumulated depreciation and amortization         (4,598)         (4,716)
                                                                 -------         -------
                                                                 $   922         $ 1,501
                                                                 =======         =======

NOTES TO FINANCIAL STATEMENTS


         Depreciation and amortization of property and equipment totaled approximately $808,000, $1,119,000, and $1,146,000 in 1999, 1998 and
         1997, respectively.

4.       PRODUCT DEVELOPMENT EXPENSES

         Product development expenses are summarized as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      1999      1998      1997

         Total development expenses                 $3,479    $2,280    $2,003
         Less: Additions to capitalized software
           development before amortization           1,861       200        --
                                                    ------    ------    ------
         Product development expenses               $1,618    $2,080    $2,003
                                                    ======    ======    ======

         The activity in the capitalized software development account is summarized as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 1999        1998        1997

         Balance at beginning of year, net    $   770     $ 1,089     $ 1,508
         Additions                              1,861         200          --
         Amortization expense                    (713)       (519)       (419)
                                              -------     -------     -------
         Balance at end of year, net          $ 1,918     $   770     $ 1,089
                                              =======     =======     =======


5.       BORROWINGS

         In March 1998, the Company and its bank executed a $3,000,000 line of credit arrangement. The line of credit, which expires September 15, 2000, bears interest at prime rate but increases to prime plus .50% if the Company fails to attain certain quarterly financial targets. The line of credit agreement is secured by the assets of the Company. There were no borrowings against the line of credit as of December 31, 1999.


6.       SHAREHOLDERS' EQUITY

         During the third quarter of 1999, the Company issued, in a private placement to an institutional accredited investor, 500,000 unregistered restricted shares of authorized Common Stock at $3.00 per share for an aggregate amount of $1,500,000.

         During the second quarter of 1999, the Company issued 20,000 shares of Series A Convertible Preferred Stock in a private placement to two officers. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering. The Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable annually when declared by the Board of Directors and are convertible into Common Stock of the Company at anytime after April 25, 2000, at a conversion rate of $2.06 per share of Common Stock. The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends and becomes redeemable at $100 per share at the option of the Board of Directors after April 26, 2001. At December 31, 1999

NOTES TO FINANCIAL STATEMENTS


         there were $123,000 dividends payable related to the Preferred Stock, which were paid in January 2000.


7.       INCOME TAXES

         The components of the provision for income taxes are as follows (in thousands):

                                    YEAR ENDED DECEMBER 31,
                                     1999    1998     1997
         Current
           Foreign                    $40    $ 91    $ 198

         Deferred
           Federal                     --      --      (55)
           State                       --      --      (10)
           Foreign                     --      --       --
                                      ---    ----    -----
                                      $40    $ 91    $ 133
                                      ===    ====    =====

         The difference between the provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              1999       1998       1997

        Federal statutory tax rate                          -34.0%     -34.0%     -34.0%
        State income taxes, net of federal benefit           -4.0%      -3.1%      -5.5%
        Change in valuation allowance                        12.9%      32.2%      37.2%
        Foreign income taxes                                  2.1%       2.9%      14.4%
        Other                                                25.0%       4.9%      -2.4%
                                                            -----       ----       ----
                                                              2.1%       2.9%       9.7%
                                                            =====       ====       ====

NOTES TO FINANCIAL STATEMENTS


         At December 31, 1999 and 1998, deferred tax (assets) liabilities are comprised of the following (in thousands):

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                               1999         1998
         Gross deferred tax liabilities
           Capitalization of software development costs     $   728      $   293
           Depreciation                                         231          213
           Other                                                 93           --
                                                            -------      -------
                                                              1,052          506
                                                            -------      -------
         Gross deferred tax assets
           Net operating loss carryforwards                  (8,046)      (7,195)
           Tax credit carryforwards                            (288)        (288)
           In process research and development                 (229)        (247)
           Allowance for doubtful accounts receivable          (151)        (162)
           Accrued expenses                                     (50)         (38)
           Other                                                (72)        (114)
                                                            -------      -------
                                                             (8,836)      (8,044)
           Valuation allowance                                4,963        4,717
                                                            -------      -------
                                                             (3,873)      (3,327)
               Net deferred tax assets                       (2,821)      (2,821)
         Less: Current portion                                  200          200
                                                            -------      -------
                                                            $(2,621)     $(2,621)
                                                            =======      =======


         At December 31, 1999, the Company has alternative minimum tax credit and general business tax credit carryforwards of approximately $43,000 and $245,000, respectively, which will expire in years 2008 through 2011. The Company also has net operating loss carryforwards of approximately $20,870,000 which expire in years 2009 through 2014.

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


8.       STOCK OPTION PLANS

         In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan"). The Company has reserved 1,200,000 shares of common stock for issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria as specified by the individual grant agreements. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-fourth increments on the first, second, third and fourth anniversaries of the date of grant. Options expire ten years after the date of grant.

NOTES TO FINANCIAL STATEMENTS


         At December 31, 1999, 417,073 options were available for grant and 623,447 options were outstanding related to the Option Plan.

         A summary of stock option activity is as follows:

                                                                EXERCISE      WEIGHTED       WEIGHTED
                                                                 PRICE      AVG EXERCISE      AVERAGE
                                                  SHARES       PER SHARE       PRICE       FAIR VALUE
                                                                    $             $              $
         Outstanding at December 31, 1996         900,318      3.13 - 8.00      7.24
           Granted                                424,119      2.31 - 4.94      3.32           1.83
           Exercised                              (88,899)     3.13 - 3.25      3.21
           Canceled or expired                   (205,662)     2.75 - 8.00      3.38
                                                ---------

         Outstanding at December 31, 1997       1,029,876      2.31 - 4.94      3.20
           Granted                                461,500      1.88 - 5.00      3.53           2.10
           Exercised                              (34,511)            3.25      3.25
           Canceled or expired                   (399,818)     2.50 - 5.00      3.48
                                                ---------

         Outstanding at December 31, 1998       1,057,047      1.88 - 5.00      3.35
           Granted                                634,200      1.59 - 5.00      3.26           2.31
           Exercised                              (67,398)     2.56 - 5.00      3.14
           Canceled or expired                 (1,000,402)     1.59 - 5.00      3.22
                                                ---------
         Outstanding at December 31, 1999         623,447      1.59 - 5.00      3.49
                                                =========

         Options exercisable
           at December 31, 1999                   112,295                       3.59
                                                =========

 The following table summarizes information about stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                 NUMBER      WEIGHTED                         NUMBER
                           OUTSTANDING        AVERAGE      WEIGHTED      OUTSTANDING      WEIGHTED
                                    AT      REMAINING       AVERAGE               AT       AVERAGE
                          DECEMBER 31,    CONTRACTUAL      EXERCISE     DECEMBER 31,      EXERCISE
                                  1999           Life         Price             1999         Price
          $1.59 - $3.25        230,897           8.11         $2.48           75,583         $2.99
          $3.69 - $4.00        292,700           9.53          3.82                0             -
          $4.69 - $5.00         99,850           7.72          4.82           36,712          4.81
                               -------                                      --------
          $1.59 - $5.00        623,447           8.71          3.49          112,295          3.59
                               =======                                      ========


         In December 1996, the Company granted nonqualified stock options to an officer of the Company to acquire up to 500,000 shares of the Company's common stock. The vesting period for 250,000 options was 62,500 options per year from the date of grant. The vesting period for the remaining 250,000 options was the earlier of the year 2002 or, if the Company's stock price reached certain targets, vesting would occur in blocks of 50,000 options for each target price met. The option exercise price equaled the market price on the date of grant and, correspondingly, compensation expense was not recognized. As of December 31, 1999, 125,000 of these options had been

NOTES TO FINANCIAL STATEMENTS


         exercised and 375,000 were cancelled as of December 31, 1999 when the officer was no longer employed by the Company.


9.       EMPLOYEE STOCK PURCHASE PLAN

         The Company has reserved 70,000 shares of common stock for issuance under its Employee Stock Purchase Plan ("ESP"). The ESP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. The exercise price of the option was 85% of the lower of the fair market value of the common stock at either the beginning or end of the quarter. Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter. No compensation expense is recorded in connection with this plan. During 1999 and 1998, 4,895 and 6,081 shares, respectively, were issued under the ESP. At December 31, 1999, 53,627 shares had been issued cumulatively under the plan and options to purchase 404 shares were outstanding.


10.      STOCK COMPENSATION

         The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option grants described above been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                             1999           1998           1997
         Net loss applicable to common shareholders
           As reported                                  $  (2,075)     $  (3,125)     $  (1,510)
           Pro forma                                       (2,267)        (3,478)        (1,825)

         Net loss per share
           Basic and diluted
             As reported                                    (0.40)         (0.61)         (0.30)
             Pro forma                                      (0.43)         (0.68)         (0.36)



         The fair value of each option grant and the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 92%, 71%, and 52%, risk-free interest rate ranging from 4.78% to 6.32% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

         In accordance with FAS 123, for the years ended December 31, 1999, 1998 and 1997, $10,000, $7,000 and $109,000 respectively, was recorded to expense related to options and warrants granted to non-employees.

NOTES TO FINANCIAL STATEMENTS


11.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space, equipment and automobiles under noncancelable lease agreements expiring on various dates through 2005. At December 31, 1999, future minimum rentals for noncancelable leases are as follows (in thousands):

                              MINIMUM
        YEAR ENDING            ANNUAL
        DECEMBER 31,          RENTALS
        2000                 $  1,050
        2001                 $  1,029
        2002                 $    991
        2003                 $    962
        2004                 $    775
        2005                 $    483
                             --------
                             $  5,290
                             ========


         Net rent expense under these and other agreements was approximately $1,056,000, $619,000, and $627,000 for the years ended December 31,
         1999, 1998 and 1997, respectively. Rent expense was offset by rental income from subleased office space in the amounts of $46,000, $295,000, and $93,000, for the years ended December 31, 1999, 1998, and 1997 respectively.

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


12.      EMPLOYEE SAVINGS PLAN

         Effective August 1, 1991, the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401 (k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 20% of their annual compensation to the 401(k) Plan. For each payroll period, the Company matches 30% of the lesser of (1) the participants' contribution or (2) 5% of the participants' compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 1999, 1998 and 1997, the Company made matching contributions of approximately $34,500, $59,100, and $66,400, respectively, to the 401(k) Plan and no discretionary contributions.

NOTES TO FINANCIAL STATEMENTS


13.      SEGMENT INFORMATION

         During June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). The statement requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures. Management believes that it has only a single segment consisting of software sales with related services and support. The enterprise-wide disclosures required by FAS 131 are presented below. The Company exports its products through agreements with international distributors that it grants territorial rights.

         A summary of international revenues including the Company's UK subsidiary by geographic area is as follows (in thousands):

                                                  YEAR ENDED
                                                 DECEMBER 31,
                                          1999        1998        1997

         United States                 $ 5,318     $ 6,877     $10,470
         Europe                          5,026       6,341       3,962
         South America                      50         714         193
         Australia and New Zealand         787         501         595
         Asia                               --          68         410
         South Africa                       12          36         218
                                       -------     -------     -------
                                       $11,193     $14,537     $15,848
                                       =======     =======     =======



         Long-lived assets of the Company are recorded primarily in the United States. However, as a result of the Co-cam acquisition (Note 2), fixed assets of $211,000, or 22.9% of the consolidated balance, are domiciled in the United Kingdom.


14.      RESTRUCTURING

         During the fourth quarter of 1996, the Company implemented a restructuring plan (the "Plan") designed to enhance overall competitiveness, productivity, and efficiency through the reduction of overhead costs. As of December 31, 1996, $1,111,000 was accrued related to this restructuring. During 1998 and 1997, $325,000 and $786,000 were charged against the accrual respectively resulting in a zero balance as of December 31, 1998.


15.      RELATED PARTY TRANSACTIONS

         During 1997 the Company entered into an agreement with a significant shareholder relating to a contract for $150,000 in professional services provided by a third party. As of December 31, 1997, there were no outstanding payables/receivables with the shareholder relating to this transaction.

         During 1998 and 1997, the Company incurred expense of $147,000 and $175,000, respectively, related to a third party software provider whose President was a member of the Board of Directors of the Company through April 1998. The 1998 payments were made according to a contract dated January 1, 1998. This thirty-month contract requires payments of royalties on a quarterly basis with a minimum payment of $36,750 per quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to information under the caption "Election of Directors - Director Nominee Biographical Information", "- Executive Officers" and "- Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to information under the captions "Election of Directors - Additional Information Concerning the Board of Directors" and "Executive Compensation" (exclusive of the subsections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to information under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

   (a)     The following documents are filed as part of this report:

           1.   Financial Statements
                  -        Report of Independent Accountants
                  - Consolidated Balance Sheet at December 31, 1999 and December 31, 1998
                  - Consolidated Statement of Operations for the three years ended December 31, 1999
                  - Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 1999
                  - Consolidated Statement of Cash Flows for the three years ended December 31, 1999
                  -        Notes to Financial Statements


           2.   Financial Statement Schedules
                  - Schedule II - Valuation and Qualifying Accounts, for the three years ended December 31, 1999

3.    Exhibits

3.1      Amended and Restated Articles of Incorporation of the Company.(1)
3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).
4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.
10.3     Lease dated January 30, 1988 between the Company and Atlanta Overlook
         Associates #3 concerning the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain First
         Amendment of Office Building Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building
         Lease dated as of October 2, 1989. (1)
10.4     Firstwave Technologies, Inc. Amended and Restated 1993 Stock Option
         Plan (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8 (Registration No.
         333-55939)). (7)
10.5 Tax Indemnification Agreement dated February 4, 1993 among the Company and certain of its shareholders. (2)
10.6     Form of Selective Distribution Agreement for International
         Distributors. (1)
10.7     Form of Software License Agreement. (1)
10.9     Computer Software License Marketing Agreement dated December 21, 1987 between the Company and Co-Cam Computer Services, Pty. Ltd. (1)
10.10 Third Amendment to Lease Agreement dated as of March 10, 1993 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA. (2)
10.11 Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA. (2)
10.12 Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA. (2)
10.13 Sixth Amendment to Lease Agreement dated as of September 22, 1994 between the Company and State of California Public Employees
         Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(3)
10.14    Firstwave Technologies, Inc. Employee Stock Purchase Plan.
         (incorporated herein by reference to Exhibit 4(a) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55971) (7)
10.15    Option Agreement, dated July 25, 1997, between the Company and Netgain
         Corporation.(4)
10.17 Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees
         Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (6)
10.18 Eighth Amendment to Lease Agreement dated as of May 8, 1998 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA. (5)

10.19    First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan
         (incorporated herein by reference to Exhibit 4(c) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55939)). (7)
10.20    First Amendment to Firstwave Technologies, Inc. Employee Stock
         Purchase Plan (incorporated herein by reference to Exhibit 4(b) of the
         Company's Registration Statement on Form S-8 (Registration No.
         333-55971)). (7)
10.21    Board of Directors Compensation Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8
         (Registration No. 333-55939)). (7)
10.22    Ninth Amendment to Lease Agreement dated as of February 3, 2000 between the Company and National Office Partners Limited Partnership
         relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA.
10.23    Tenth Amendment to Lease Agreement dated as of February 28, 2000 between the Company and National Office Partners Limited Partnership
         relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA.
13       1999 Annual Report to Shareholders.
23       Consent of Independent Accountants. See page immediately preceding the signature page to this Report.
27       Financial Data Schedule (for SEC use only).

(1)Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).
(2)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
(3)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.
(4)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1997.
(5) Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1998.
(6)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1997.
(7)Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.



(b) Form 8-K:
     None

CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference the Registration Statements on Form S-3 (No. 333-46319, and No. 333-83417) and the Registration Statements on Form S-8 (No. 33-66456, No. 33-75374, No. 33-81102, No. 33-88304, No.
333-55939 and No. 333-55971) of Firstwave Technologies, Inc. of our report dated January 31, 2000 appearing on page 15 of this Form 10-K.





PricewaterhouseCoopers LLP

Atlanta, Georgia
March 29, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Firstwave Technologies, Inc.



Date:  March 27, 2000              By:    /s/  Richard T. Brock
                                       ---------------------------------------
                                      Richard T. Brock
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 27, 2000              /s/  Richard T. Brock
                                   -------------------------------------------
                                   Richard T. Brock
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  March 27, 2000              /s/  Judith A. Vitale
                                   -------------------------------------------
                                   Judith A. Vitale
                                   Vice President Finance and Administration
                                   (Principal Financial and Accounting Officer)


Date:  March 27, 2000              /s/  James R. Porter
                                   -------------------------------------------
                                   James R. Porter
                                   Chairman



Date:  March 27, 2000              /s/  Roger A. Babb
                                   -------------------------------------------
                                   Roger A. Babb
                                   Director


Date:  March 27, 2000              /s/  John F. Keane
                                   -------------------------------------------
                                   John F. Keane
                                   Director



Date:  March 27, 2000              /s/  Michael T. McNeight
                                   -------------------------------------------
                                   Michael T. McNeight
                                   Director

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (THOUSANDS OF DOLLARS)

                                    BALANCE AT                                          BALANCE AT
                                    BEGINNING        CHARGED TO         ACCOUNTS           END
                                        OF            COSTS AND          WRITTEN           OF
    DESCRIPTION                       PERIOD           EXPENSES       OFF/RELEASED        PERIOD
    -----------                       ------           --------       ------------      ----------

Allowance for doubtful accounts     $      425       $         81       $      161      $      345
                                    ==========       ============       ==========      ==========

Tax asset valuation allowance       $    4,717       $        246       $        0      $    4,963
                                    ==========       ============       ==========      ==========





                     FOR THE YEAR ENDED DECEMBER 31, 1998
                            (THOUSANDS OF DOLLARS)

                                      BALANCE AT                                       BALANCE AT
                                      BEGINNING       CHARGED TO        ACCOUNTS           END
                                         OF           COSTS AND          WRITTEN           OF
    DESCRIPTION                        PERIOD          EXPENSES        OFF/RELEASED      PERIOD
    -----------                        ------          --------        ------------      ------

Allowance for doubtful accounts      $      703       $       66        $     344      $      425
                                     ==========       ==========        =========      ==========

Tax asset valuation allowance        $    3,710       $    1,007        $       0      $    4,717
                                     ==========       ==========        =========      ==========



                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (THOUSANDS OF DOLLARS)

                                     BALANCE AT                                       BALANCE AT
                                      BEGINNING        CHARGED TO       ACCOUNTS          END
                                         OF             COSTS AND        WRITTEN          OF
    DESCRIPTION                        PERIOD           EXPENSES      OFF/RELEASED      PERIOD
    -----------                        ------           --------      ------------      ------
Allowance for doubtful accounts      $    1,971        $       22       $   1,290      $     703
                                     ==========        ==========       =========      =========

Tax asset valuation allowance        $    3,195        $      515       $       0      $   3,710
                                     ==========        ==========       =========      =========

                                 EXHIBIT INDEX

                                 EXHIBIT INDEX

Exhibit                                                                            Page
Number           Description                                                      Number
------           -----------                                                      ------
3.1      Amended and Restated Articles of Incorporation of the Company.(1)          N/A
3.2      Amended and Restated By-laws of the Company (incorporated herein by        N/A
         reference to Exhibit 3(b) of the Company's Registration Statement
         on Form S-8 (Registration No. 333-55939)).
4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated        N/A
         Articles of Incorporation and Amended and Restated By-Laws of the
         Company defining rights of holders of Common Stock of the Company.
10.3     Lease dated January 30, 1988 between the Company and Atlanta Overlook      N/A
         Associates #3 concerning the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain
         First Amendment of Office Building Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office
         Building Lease dated as of October 2, 1989. (1)
10.4     Firstwave Technologies, Inc. Amended and Restated 1993 Stock Option        N/A
         Plan (incorporated herein by reference to Exhibit 4(a) of the
         Company's Registration Statement on Form S-8 (Registration No.
         333-55939)). (7)
10.5     Tax Indemnification Agreement dated February 4, 1993 among the Company     N/A
         and certain of its shareholders.(2)
10.6     Form of Selective Distribution Agreement for International                 N/A
         Distributors. (1)
10.7     Form of Software License Agreement.(1)                                     N/A
10.9     Computer Software License Marketing Agreement dated December 21, 1987      N/A
         between the Company and Co-Cam Computer Services, Pty. Ltd. (1)
10.10    Third Amendment to Lease Agreement dated as of March 10, 1993 between      N/A
         the Company and State of California Public Employees Retirement
         System relating to the Company's principal offices located at 2859
         Paces Ferry Road, Atlanta, GA.(2)
10.11    Fourth Amendment to Lease Agreement dated as of June 24, 1993 between      N/A
         the Company and State of California Public Employees Retirement
         System relating to the Company's principal offices located at 2859
         Paces Ferry Road, Atlanta, GA.(2)
10.12    Fifth Amendment to Lease Agreement dated as of March 22, 1994 between      N/A
         the Company and State of California Public Employees Retirement
         System relating to the Company's principal offices located at 2859
         Paces Ferry Road, Atlanta, GA.(2)
10.13    Sixth Amendment to Lease Agreement dated as of September 22, 1994          N/A
         between the Company and State of California Public Employees
         Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(3)
10.14    Firstwave Technologies, Inc. Employee Stock Purchase Plan.                 N/A
         (incorporated herein by reference to Exhibit 4(a) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55971)). (7)
10.15    Option Agreement, dated July 25, 1997, between the Company and Netgain     N/A
         Corporation.(4)
10.17    Seventh Amendment to Lease Agreement dated as of January 20, 1998          N/A
         between the Company and State of California Public Employees
         Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA(6)

Exhibit                                                                                Page
Number           Description                                                          Number
------           -----------                                                          ------
10.18    Eighth Amendment to Lease Agreement dated as of May 8, 1998 between            N/A
         the Company and State of California Public Employees Retirement System
         relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA. (5)
10.19    First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan         N/A
         (incorporated herein by reference to Exhibit 4(c) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55939)). (7)
10.20    First Amendment to Firstwave Technologies, Inc. Employee Stock                 N/A
         Purchase Plan (incorporated herein by reference to Exhibit 4(b) of the
         Company's Registration Statement on Form S-8 (Registration No.
         333-55971)). (7)
10.21    Board of Directors Compensation Plan (incorporated herein by reference         N/A
         to Exhibit 4(b) of the Company's Registration Statement on Form S-8
         (Registration No. 333-55939)). (7)
10.22    Ninth Amendment to Lease Agreement dated as of February 3, 2000                40
         between the Company and National Office Partners Limited Partnership
         relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA.
10.23    Tenth Amendment to Lease Agreement dated as of February 28, 2000               45
         between the Company and National Office Partners Limited Partnership
         relating to the Company's principal offices located at 2859 Paces
         Ferry Road, Atlanta, GA. N/A
13       1999 Annual Report to Shareholders.                                            56
23       Consent of Independent Accountants. See page immediately preceding the         34
         signature page to this Report.
27       Financial Data Schedule (for SEC use only).

(1)Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).
(2)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1993.
(3)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1994.
(4)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1997.
(5) Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1998.
(6)Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1997.
(7) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                 EXHIBIT 10.22