Form 10-Q
period 2000-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2000-05-12
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

         Outstanding as of May 10, 2000

         Common Stock, no par value          6,285,406 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000




                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Financial Statements

    Consolidated Balance Sheet - December 31, 1999 and March 31, 2000      3

    Consolidated Statement of Operations - For the Three Months Ended
        March 31, 1999 and March 31, 2000                                  4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Three Months Ended March 31, 2000                          5

    Consolidated Statement of Cash Flows - For the Three Months Ended
        March 31, 1999 and March 31, 2000                                  6

    Notes to Financial Statements                                          7



Item 2.  Management's Discussion and Analysis of                           8
          Financial Condition and Results of Operations


Part II. Other Information                                                11

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                          FIRSTWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                DEC 31,        MAR 31,
                                                                 1999           2000
                                                                -------        -------
                                                                             (UNAUDITED)

                                      ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                     $ 2,029        $ 2,629
  INVESTMENT SECURITIES, HELD TO MATURITY                         1,631            493
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $345 AND $321, RESPECTIVELY              1,937          1,681
  OTHER ASSETS                                                      489            378
                                                                -------        -------
                    TOTAL CURRENT ASSETS                          6,086          5,181

  PROPERTY AND EQUIPMENT, NET                                       922            819
  DEFERRED INCOME TAX BENEFIT                                     2,621          2,708
  SOFTWARE DEVELOPMENT COSTS, NET                                 1,918          2,168
  INTANGIBLE ASSET                                                  476            436
                                                                -------        -------
                                                                $12,023        $11,312
                                                                =======        =======



                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                              $   570        $   646
  DEFERRED REVENUE                                                1,519          1,289
  ACCRUED EMPLOYEE COMPENSATION AND BENEFITS                        173            296
  DIVIDENDS PAYABLE                                                 123              0
  OTHER ACCRUED LIABILITIES                                         230            254
                                                                -------        -------
                    TOTAL CURRENT LIABILITIES                     2,615          2,485

SHAREHOLDERS' EQUITY                                              9,408          8,827
                                                                -------        -------
                                                                $12,023        $11,312
                                                                =======        =======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        FOR THE THREE MONTHS ENDED
                                        --------------------------
                                        MAR 31,            MAR 31,
                                         1999               2000
                                        -------            -------

NET REVENUES
  SOFTWARE                              $ 1,171            $   737
  SERVICES                                  959                672
  MAINTENANCE                             1,233              1,094
  OTHER                                      99                 66
                                        -------            -------
                                          3,462              2,569
                                        -------            -------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                                205                295
    SERVICES                                633                637
    MAINTENANCE                             301                430
    OTHER                                    95                 64
  SALES AND MARKETING                     1,379                963
  PRODUCT DEVELOPMENT                       624                242
  GENERAL AND ADMINISTRATIVE              1,079                731
                                        -------            -------
                                          4,316              3,362
                                        -------            -------

    OPERATING LOSS                         (854)              (793)

INTEREST INCOME                              18                 43
                                        -------            -------
LOSS BEFORE INCOME TAXES                   (836)              (750)
 INCOME TAX                                  (4)               (20)
                                        -------            -------
NET LOSS                                $  (840)           $  (770)
                                        =======            =======

DIVIDENDS ON PREFERRED STOCK                  0                (45)
                                        -------            -------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                           $  (840)           $  (815)
                                        =======            =======

BASIC AND DILUTED
 NET LOSS PER SHARE                     $ (0.16)           $ (0.14)
                                        =======            =======

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING              5,160              5,752
                                        =======            =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                             COMMON STOCK      PREFERRED STOCK                    ACCUMULATED
                                          ------------------   ---------------    ADD'L   COMPRE-    OTHER
                                                                                 PAID-IN  HENSIVE COMPREHENSIVE ACCUMULATED
                                            SHARES    AMOUNT   SHARES   AMOUNT   CAPITAL   LOSS      LOSS         DEFICIT    TOTAL
                                          ----------  ------   ------   ------   -------  ------- ------------- -----------  ------


BALANCE AT DECEMBER 31, 1999              5,740,283    $  11   20,000   $2,000   $21,574      $ 0      $     (5)   $(14,172) $9,408


EXERCISE OF COMMON STOCK OPTIONS             59,124                                  192                                        192

EMPLOYEE STOCK PLAN PURCHASES                   404                                    1                                          1

COMPREHENSIVE LOSS:
NET LOSS                                                                                     (770)                     (770)   (770)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                        (4)           (4)                 (4)
                                                                                            -----
ACCUMULATED COMPREHENSIVE LOSS                                                               (774)
                                                                                            -----


                                          ---------   ------  ------   ------   -------           ------------- -----------  ------

BALANCE AT MARCH 31, 2000                 5,799,811   $  11   20,000   $2,000   $21,767                $     (9)   $(14,942) $8,827
                                          =========   ======  ======   ======   =======           ============= ===========  ======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                         FOR THE THREE MONTHS ENDED
                                                        ----------------------------
                                                        MAR 31, 1999    MAR 31, 2000
                                                        ------------    ------------


CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES   $         94    $        (47)

CASH FLOWS FROM INVESTING ACTIVITIES
  SOFTWARE DEVELOPMENT COSTS                                    (344)           (500)
  PURCHASES OF PROPERTY AND EQUIPMENT                            (20)            (77)
  PURCHASE OF INVESTMENT SECURITIES                                             (493)
  PROCEEDS FROM SALE OF INVESTMENT SECURITIES                                  1,646
                                                        ------------    ------------
       NET CASH PROVIDED BY/(USED IN)
         INVESTING ACTIVITIES                                   (364)            576
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                       3               1
  PROCEEDS FROM ISSUANCE OF PREFERRED STOCK                    1,000               0
  PAYMENT OF DIVIDENDS ON PREFERRED STOCK                          0            (123)
  EXERCISE OF COMMON STOCK OPTIONS                                 0             192

                                                        ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               1,003              70
                                                        ------------    ------------


                                                        ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (52)              1
                                                        ------------    ------------

INCREASE IN CASH                                                 681             600
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2,245           2,029
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $      2,926    $      2,629
                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                        ------------    ------------
  CASH PAID DURING THE PERIOD FOR INCOME TAXES          $          4    $         20
                                                        ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Firstwave Technologies, Inc. (the "Company") is a provider of Internet-based customer relationship management (eCRM) applications. The Company markets and supports three product lines: Firstwave eRM, Takecontrol(R), and Firstwave for Unix. All three offer a suite of products designed to automate marketing, sales, and customer service operations for companies in multiple industries. Firstwave eRM is the Company's Internet-based product suite, Takecontrol is a Microsoft(R) Windows-based product suite, and Firstwave for Unix is a traditional UNIX character-based product suite.

RESULTS OF OPERATIONS

Total revenues decreased 25.8% from $3,462,000 in the first quarter of 1999 to $2,569,000 in the first quarter of 2000. Software revenues decreased 37.1% from $1,171,000 in the first quarter of 1999 to $737,000 in the first quarter of 2000. The lower license revenues on a year-over-year basis are attributed primarily to decreased international sales through the Company's global network of distributors. These distributors have historically offered only the Takecontrol and Firstwave for UNIX product lines. With the release of Firstwave eRM version 4.0 in the second quarter of 2000, the Company gives its distributors an internet-based product with multi-lingual and multi-currency capabilities to add to their offerings of Firstwave products. Decreased sales by international distributors and Firstwave UK resulted in lower international license revenues of $452,000 in the first quarter of 2000, down 41.9% from $778,000 in the first quarter of 1999. As a percentage of total revenues, international license revenues decreased from 22.5% in the first quarter of 1999 to 17.6% in the first quarter of 2000.

Total revenues increased 3.3% on a sequential-quarter basis, from $2,488,000 in the fourth quarter of 1999 to $2,569,000 in the first quarter of 2000. Similarly, software revenues increased 47.4% from $500,000 in the fourth quarter of 1999 to $737,000 in the first quarter of 2000. The Company's quarterly revenues are also significantly dependent upon the timing of the closing of license agreements.

Services revenues decreased 29.9% from $959,000 in the first quarter of 1999 to $672,000 in the first quarter of 2000. The decrease in services revenues is consistent with the decrease in software license revenue as the Company typically provides separate implementation and training services at the time of software sales.

Maintenance revenues decreased 11.3% from $1,233,000 in the first quarter of 1999 to $1,094,000 in the first quarter of 2000. Maintenance revenues are the result of renewal agreements from previous software license sales and implementation of new agreements from software license sales. The decrease is primarily due to a decrease in the Company's Takecontrol installed base of systems covered under maintenance agreements.

Cost of software revenues increased 43.9% from $205,000 in the first quarter of 1999 to $295,000 in the first quarter of 2000. The increase is the result of increased amortization of capitalized software associated with the Firstwave eRM product line. Cost of software revenues include costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services remained consistent at $637,000 in the first quarter of 2000 compared to $633,000 in the first quarter of 1999. Cost of revenues for maintenance increased 42.9% from $301,000 in the first quarter of 1999 to $430,000 in the first quarter of 2000. The increase in cost of maintenance is primarily due to increased payroll and related expenses to ramp up support personnel to support the eRM suite.

Sales and marketing expense decreased 30.2% from $1,379,000 in the first quarter of 1999 to $963,000 in the first quarter of 2000. The decreases were due to decreases in international commissions consistent with the decrease in software license revenues sold by international distributors. The Company has also made changes to its marketing plan, decreasing costs in trade shows and using a more automated and consistent approach targeting specific prospects, including the use of the Company's website to obtain additional sales leads.

The Company's product innovation and development expenditures, which includes amounts capitalized, decreased 23.3% from $968,000 in the first quarter of 1999 to $742,000 in the first quarter of 2000. The higher development expenditures during the first quarter of 1999 relate to costs associated with enhancements of the Takecontrol product line. There were no corresponding costs during the first quarter of 2000. Software development costs capitalized during the three months ended March 31, 1999 and 2000 were $344,000 and $500,000 respectively. The Company expects that the additional versions of Firstwave eRM will further enhance the product's viability in the market.

General and administrative expenses decreased 32.3% from $1,079,000 in the first quarter of 1999 to $731,000 in the first quarter of 2000. First quarter 1999 included a $212,000 bad debt expense related to the reserve for outstanding receivables that were partially recovered in the third quarter of 1999. There was no corresponding activity during the first quarter of 2000.

Interest income increased 138.9% from $18,000 in the first quarter of 1999 to $43,000 in the first quarter of 2000 due to the increase in invested cash balances.

The net loss applicable to common shareholders for the first quarter of 2000 includes a $45,000 charge for dividends related to the Company's outstanding convertible preferred stock that was issued during the second quarter of 1999.

The above factors combined to result in a 3.0% decrease in net loss from $840,000 in the first quarter of 1999 to a net loss applicable to common shareholders of $815,000 in the first quarter of 2000, and a net loss per share of $0.16 for the first quarter of 1999 compared to a net loss per share of $0.14 for the first quarter of 2000.


BALANCE SHEET

Net accounts receivable decreased 13.2% from $1,937,000 at December 31, 1999 to $1,681,000 at March 31, 2000 due to collection of outstanding receivables. Property and equipment decreased 11.2% from $922,000 at December 31, 1999 to $819,000 at March 31, 2000, due to year to date depreciation offset by additional fixed asset purchases. Capitalized software increased 13.0% from $1,918,000 at December 31, 1999 to $2,168,000 at March 31,

2000 due to additional capitalization of development costs net of the related amortization. Deferred revenue decreased 15.1% from $1,519,000 at December 31, 1999 to $1,289,000 at March 31, 2000 primarily due to the recognition of three months of maintenance revenues related to annual contracts billed in advance at year end. Accrued employee compensation and benefits increased 71.1% from $173,000 at December 31, 1999 to $296,000 at March 31, 2000 due to additional vacation pay, incentive pay, and commissions earned by employees. There was no balance in dividends payable at March 31, 2000 due to the $123,000 payment of accrued dividends in January of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and investment securities of $3,122,000 compared to $3,660,000 at December 31, 1999. Management believes that its present liquidity position, expected cash flow from operations, and available line of credit are sufficient to finance the Company's operations during 2000 and beyond. The Company's $3,000,000 line of credit, which is in effect through September 15, 2000, bears interest at the prime rate, but increases to prime plus .50% if the Company fails to attain certain quarterly financial targets. The line of credit is secured by the assets of the Company. As of March 31, 2000 there were no borrowings against the line of credit.


YEAR 2000

As of May 10, 2000 there have been no material issues related to year 2000 in the Company's products or internal systems.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. There will be no material impact on the Company's financial statements as a result of the issuance of this bulletin.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings
         Not Applicable

Item 2.    Changes in Securities
         None


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


                                    FIRSTWAVE TECHNOLOGIES, INC.



DATE:   May 10, 2000                /s/ Judith A. Vitale
                                    --------------------

                                    Judith A. Vitale
                                    Vice President of Finance and Administration