Form 10-Q
period 2000-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2000-08-14
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

               Outstanding as of  August 11, 2000
               ----------------------------------

               Common Stock, no par value               6,287,577 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000




                                      INDEX


                                                                                                  Page No.
                                                                                                  --------
Part  I.     Financial Information

Item 1.    Financial Statements

    Consolidated Balance Sheet - December 31, 1999 and June 30, 2000                                  3

    Consolidated Statement of Operations - For the Three and Six Months Ended
        June 30, 1999 and June 30, 2000                                                               4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Six Months Ended June 30, 2000                                                        5

    Consolidated Statement of Cash Flows - For the Six Months Ended
       June 30, 1999 and June 30, 2000                                                                6

    Notes to Financial Statements                                                                     7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                            9


Part II.    Other Information                                                                        13

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                          FIRSTWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               DEC 31,     JUNE 30,
                                                                1999         2000
                                                             ---------    -----------
                                                                          (UNAUDITED)

                               ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                  $   2,029     $   3,676
  Investment Securities, Held to Maturity                        1,631             0
  Accounts Receivable, Less Allowance for
    Doubtful Accounts of $345 and $283, Respectively             1,937         1,874
  Other Assets                                                     489           382
                                                             ---------     ---------
                    TOTAL CURRENT ASSETS                         6,086         5,932

  Property and Equipment, Net                                      922           773
  Deferred Income Tax Benefit                                    2,621         2,708
  Software Development Costs, Net                                1,918         2,354
  Intangible Asset                                                 476           387
                                                             ---------     ---------
                                                             $  12,023     $  12,154
                                                             =========     =========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                           $     570     $   1,012
  Deferred Revenue                                               1,519         1,006
  Accrued Employee Compensation and Benefits                       173           417
  Line of Credit                                                     0         1,500
  Dividends Payable                                                123             0
  Other Accrued Liabilities                                        230           234
                                                             ---------     ---------
                    TOTAL CURRENT LIABILITIES                    2,615         4,169

SHAREHOLDERS' EQUITY                                             9,408         7,985
                                                             ---------     ---------
                                                             $  12,023     $  12,154
                                                             =========     =========

      The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                    FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                    --------------------------      --------------------------
                                    JUNE 30,          JUNE 30,        JUNE 30,       JUNE 30,
                                      1999              2000           1999            2000
                                    --------        ----------      ----------      ----------
Net Revenues
  Software                          $    365         $    967        $  1,536        $  1,704
  Services                               950              741           1,909           1,413
  Maintenance                          1,288              916           2,521           2,010
  Other                                   97               86             196             152
                                    --------         --------        --------        --------
                                       2,700            2,710           6,162           5,279
                                    --------         --------        --------        --------
Cost and Expenses
  Cost of Revenues
    Software                             191              224             396             519
    Services                             599              654           1,232           1,291
    Maintenance                          353              408             654             838
    Other                                 84               59             179             123
  Sales and Marketing                    821            1,233           2,200           2,196
  Product Development                    392              295           1,016             537
  General and Administrative             657              692           1,736           1,423
                                    --------         --------        --------        --------
                                       3,097            3,565           7,413           6,927
                                    --------         --------        --------        --------

    Operating Loss                      (397)            (855)         (1,251)         (1,648)

Interest Income                           27               34              45              77
                                    --------         --------        --------        --------
Loss Before Income Taxes                (370)            (821)         (1,206)         (1,571)
 Income Tax                              (26)             (10)            (30)            (30)
                                    --------         --------        --------        --------
Net Loss                            $   (396)        $   (831)       $ (1,236)       $ (1,601)
                                    ========         ========        ========        ========

Dividends On Preferred Stock             (30)             (30)            (30)            (75)
                                    --------         --------        --------        --------

Net Loss Applicable to Common
 Shareholders                       $   (426)        $   (861)       $ (1,266)       $ (1,676)
                                    ========         ========        ========        ========

Basic and Diluted
 Net Loss Per Share                 $  (0.08)        $  (0.14)       $  (0.24)       $  (0.29)
                                    ========         ========        ========        ========

Basic and Diluted Weighted
 Average Shares Outstanding            5,160            6,057           5,160           5,836
                                    ========         ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                        COMMON STOCK           PREFERRED STOCK
                                                    --------------------     --------------------         ADD'L            COMPRE-
                                                                                                          PAID-IN          HENSIVE
                                                      SHARES    AMOUNT        SHARES      AMOUNT          CAPITAL           LOSS
                                                    ---------   -------      --------     -------        ---------       ----------

Balance At December 31, 1999                        5,740,283     $11          20,000     $ 2,000          $21,574         $   0


Exercise of Common Stock Options                       60,374                                                  195

Employee Stock Plan Purchases                             563                                                    3

Conversion of Preferred Stock to Common Stock         485,436       1         (10,000)     (1,000)             999

Comprehensive Loss:
Net Loss                                                                                                                  (1,601)
Foreign Currency Translation Adjustment                                                                                      (20)
                                                                                                                          ------
Accumulated Comprehensive Loss                                                                                            (1,621)
                                                                                                                          ------
                                                    ---------    ----        --------     -------          -------
BALANCE AT JUNE 30, 2000                            6,286,656     $12          10,000     $ 1,000          $22,771
                                                    =========    ====         =======     =======          =======

                                                 ACCUMULATED
                                                    OTHER
                                                COMPREHENSIVE   ACCUMULATED
                                                    LOSS          DEFICIT       TOTAL
                                           ------------------   ------------  ---------

Balance At December 31, 1999                           $(5)      $(14,172)     $  9,408


Exercise of Common Stock Options                                                    195

Employee Stock Plan Purchases                                                         3

Conversion of Preferred Stock to Common Stock                                         0

Comprehensive Loss:
Net Loss                                                           (1,601)       (1,601)
Foreign Currency Translation Adjustment                (20)                         (20)

Accumulated Comprehensive Loss

                                               -----------       --------      --------
BALANCE AT JUNE 30, 2000                          $    (25)      $(15,773)    $   7,985
                                               ===========       ========     =========





   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            FOR THE SIX MONTHS ENDED
                                                                         -------------------------------
                                                                         JUNE 30, 1999     JUNE 30, 2000
                                                                         -------------     -------------


Cash Flows Provided By/(Used In) Operating Activities                       $    104          $   (533)

Cash Flows From Investing Activities
  Software Development Costs                                                    (820)             (875)
  Purchases of Property and Equipment                                            (64)             (181)
  Purchase of Investment Securities                                                0              (493)
  Proceeds From Maturity of Investment Securities                                  0             2,146
                                                                            --------          --------
       Net Cash Provided By/(Used In) Investing Activities                      (884)              597
                                                                            --------          --------

Cash Flows From Financing Activities
  Borrowings Under Line of Credit                                                  0             1,500
  Proceeds From Employee Stock Purchase Plan                                       7                 3
  Proceeds From Issuance of Preferred Stock                                    2,000                 0
  Issuance of Stock Warrants                                                       9                 0
  Payment of Dividends On Preferred Stock                                          0              (123)
  Exercise of Common Stock Options                                                 0               195
                                                                            --------          --------
       Net Cash Provided by Financing Activities                               2,016             1,575
                                                                            --------          --------


                                                                            --------          --------
Effect of Exchange Rate Changes On Cash                                          (46)                8
                                                                            --------          --------

Increase in Cash                                                               1,190             1,647
Cash and Cash Equivalents, Beginning of Period                                 2,245             2,029
                                                                            --------          --------
Cash and Cash Equivalents, End of Period                                    $  3,435          $  3,676
                                                                            ========          ========

Supplemental Disclosure of Cash Flow Information
                                                                            --------          --------
  Cash Paid During the Period for Income Taxes                              $     26          $     30
                                                                            ========          ========



  The Accompanying Notes are an Integral Part of These Financial Statements.

                          FIRSTWAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


A.       BASIS OF PRESENTATION

         Firstwave Technologies, Inc. (the "Company") is a provider of Internet relationship management solutions. The Company markets and supports three product lines: Firstwave eRM, Takecontrol(R), and Firstwave for Unix. All three offer a suite of applications created to fulfill and manage the e-business relationship needs of a company in the areas of sales, marketing and support.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary Firstwave Technologies UK, Ltd. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

B.       ACCOUNTING POLICIES

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

         International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and generally remit 50% of standard license fees and maintenance revenues they produce. The Company recognizes international sales at the gross license amount, with the amount paid to the distributors reflected as a selling expense. The Company's international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue.

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

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on the fair value of the asset.

C.       BORROWINGS

         The Company currently maintains two lines of credit agreements with a commercial bank. The first is a $3 million facility that expires September 15, 2000, bears interest at the prime rate and is secured by the assets of the Company. There are no amounts outstanding against this facility at June 30, 2000. The second is a $1.5 million facility that expires June 30, 2001, bears interest at the prime rate, and is secured by a $1.5 million Treasury bill owned by the Company.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Firstwave Technologies, Inc. (the "Company") is a provider of Internet relationship management solutions and recognized as having the "Best Internet-Based CRM Solution" by The Denali Group. Firstwave is based in Atlanta, Georgia with an office located in London, England. The Company markets and supports three product lines: Firstwave eRM, Takecontrol(R), and Firstwave for Unix. All three offer a suite of applications created to fulfill and manage the e-business relationship needs of a company in the areas of sales, marketing and support.

Firstwave exists to create a culture of success and efficiency for our customers by continually improving communication and facilitating interactions among their employees, customers and partners through the use of technology. Firstwave helps customers get, keep and grow the right relationships by focusing the organization around customer satisfaction and employee retention.

RESULTS OF OPERATIONS

Total revenues increased slightly from $2,700,000 in the second quarter of 1999 to $2,710,000 in the second quarter of 2000. Although year to date total revenues decreased 14.3% from $6,162,000 in 1999 to $5,279,000 in 2000 due to decreases in professional services and maintenance revenues, the Company has experienced two consecutive quarter over previous quarter increases in total revenues. The upward trend in software revenues is primarily due to increased sales of the Company's internet-based product suite Firstwave eRM to new customers and system expansions to existing users. Software revenues increased 164.9% from $365,000 in the second quarter of 1999 to $967,000 in the second quarter of 2000, and year to date increased 10.9% from $1,536,000 in 1999 to $1,704,000 in 2000. The Company's quarter-to-quarter revenues are significantly dependent upon the timing of the closing of license agreements.

Software revenues from international licenses increased 134.3% from $245,000 in the second quarter of 1999 to $574,000 in the corresponding quarter of 2000 primarily due to increased software sales by Firstwave UK and the Company's new Singapore-based distributor. Year to date, revenues from international licenses remained consistent at $1,026,000 in 2000 compared to $1,023,000 in 1999. As a percentage of total revenues, international license revenues increased from 9.1% in the second quarter of 1999 to 21.2% in the second quarter of 2000.

Services revenues decreased 22.0% from $950,000 in the second quarter of 1999 to $741,000 in the second quarter of 2000, and year to date decreased 26.0% from $1,909,000 in 1999 to $1,413,000 in 2000. The Company typically provides separate implementation and training services at the time of software sales. Customization projects will generally follow the trend in software licenses, but will be delayed.

Maintenance revenues decreased 28.9% from $1,288,000 in the second quarter of 1999 to $916,000 in the second quarter of 2000, and year to date, decreased 20.3% from $2,521,000 for the first six months of 1999 compared to $2,010,000 for the first six months of 2000. The decrease in maintenance revenue for 2000 compared to 1999 is primarily attributable to cancellations during the first quarter of 2000 related to customers who were using the Takecontrol and Firstwave for Unix product lines. Maintenance revenues are the result of renewal agreements from previous software license sales.

Cost of software revenues increased 17.3% from $191,000 in the second quarter of 1999 to $224,000 in the second quarter of 2000. Year to date, cost of software revenues increased 31.1% from $396,000 in 1999 to $519,000 in 2000. These increases are a result of an increase in amortization of capitalized software associated with the Firstwave eRM product line. Cost of software revenues include costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services increased 9.2% from $599,000 in the second quarter of 1999 to $654,000 in the second quarter of 2000 and year to date, increased 4.8% from $1,232,000 in 1999 to $1,291,000 in 2000 due to increased payroll and related costs. Cost of revenues for maintenance increased 15.6% from $353,000 in the second quarter of 1999 to $408,000 in the second quarter of 2000. Year to date, cost of revenues for maintenance increased 28.1% from $654,000 in 1999 to $838,000 in 2000. These increases are primarily due to increased payroll and related expenses to ramp up personnel to support the eRM suite.

Sales and marketing expense increased 50.2% from $821,000 in the second quarter of 1999 to $1,233,000 in the second quarter of 2000 as the Company expanded its marketing plan. The increase is related to increases in advertising, direct and e-mail campaigns, payroll costs associated with new sales representatives, and higher commissions consistent with higher software revenue. Year to date, sales and marketing expense remained consistent at $2,196,000 in 2000 compared to $2,200,000 in 1999.

The Company's product innovation and development expenditures, which includes amounts capitalized, decreased 22.8% from $868,000 in the second quarter of 1999 to $670,000 in the second quarter of 2000. Year to date, product innovation and development expenditures decreased 23.1% from $1,836,000 in 1999 to $1,412,000 in 2000. These decreases are related to the elimination of development efforts by Firstwave UK and the resulting decrease in payroll and related costs. The higher development expenditures during 1999 include costs associated with enhancements of the Takecontrol product line. There were no corresponding costs during 2000. Software development costs capitalized during the three months and six months ended June 30, 1999 and June 30, 2000 were $476,000 and $820,000 and $375,000 and $875,000 respectively.

General and administrative expenses increased 5.3% from $657,000 in the second quarter of 1999 to $692,000 in the second quarter of 2000. The quarterly increase is primarily related to a bad debt recovery during second quarter 1999 while there was no corresponding activity during second quarter 2000. Year to date, general and administrative expenses decreased 18.0% from $1,736,000 in 1999 to $1,423,000 in 2000. First quarter 1999 included a $212,000 bad debt expense related to the allowance for bad debts. There was no corresponding activity during 2000.

Interest income increased 25.9% from $27,000 in the second quarter of 1999 to $34,000 in the second quarter of 2000 and year to date increased 71.1% from $45,000 in 1999 to $77,000 in 2000. These increases are due to fluctuations in invested cash balances.

The above factors combined to result in a 109.8% increase in the net loss from $396,000 in the second quarter of 1999 to $831,000 in the second quarter of 2000, and a net loss per share of $.08 for the second quarter of 1999 compared to a net loss per share of $.14 for the second quarter of 2000. Year to date, net loss increased 29.5% from $1,236,000 in 1999 compared to $1,601,000 in 2000. Year to date, net loss per share increased 20.8% from $0.24 per share in 1999 compared to $0.29 per share in 2000. The net loss per share amounts for the quarters ended June 30, 1999 and June 30, 2000 also include dividends of $30,000 accrued on preferred stock.

BALANCE SHEET

Capitalized software increased 22.7% from $1,918,000 at December 31, 1999 to $2,354,000 at June 30, 2000 due to additional capitalization of development costs net of the related amortization. Accounts payable increased 77.5% from $570,000 at December 31, 1999 to $1,012,000 at June 30, 2000 due to increased marketing expenses and the timing of their payments. Deferred revenue decreased 33.8% from $1,519,000 at December 31, 1999 to $1,006,000 at June 30, 2000
primarily due to the recognition of six months of maintenance revenues related to annual contracts billed in advance at year end. Accrued employee compensation and benefits increased 141.0% from $173,000 at December 31, 1999 to $417,000 at June 30, 2000 due to additional vacation pay, incentive pay, and commissions earned by employees. Line of credit increased to $1,500,000 at June 30, 2000 due to an advance on a new line of credit established during June 2000, there was no corresponding line of credit at December 31, 1999. There was no balance in dividends payable at June 30, 2000 due to the cash payment of accrued dividends of $123,000 in January of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents of $3,676,000, including a $1,500,000 Treasury bill, compared to $3,660,000 in cash and investment securities at December 31, 1999. During the second quarter of 2000, the Company executed a second line of credit in the amount of $1,500,000. At June 30, 2000 there was $1,500,000 outstanding on the new line of credit. This new line of credit bears interest at the prime rate, is effective through June 30, 2001 and is secured by a $1,500,000 Treasury bill owned by the Company. The Company's existing $3,000,000 line of credit, which is in effect through September 15, 2000, bears interest at the prime rate, and is secured by the assets of the Company. As of June 30, 2000 there were no borrowings against the $3,000,000 line of credit. Management believes that its present liquidity position, expected cash flow from operations, and available line of credits are sufficient to finance the Company's operations during 2000.

The Company capitalized $875,000 in software development costs during the first six months of 2000, as compared to $820,000 during the first six months of 1999. These amounts relate to continued development and enhancement to the Company's products.

During the quarter, 10,000 shares of preferred stock held by an outside investor were converted to 485,436 shares of common stock pursuant to the original terms of the preferred stock. This transaction had no impact to the Company's cash position. The common shares are unregistered shares at June 30, 2000.

YEAR 2000

As of August 11, 2000 there have been no material issues related to year 2000 in the Company's products or internal systems.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The required implementation of SAB 101 has been deferred until the fourth quarter of 2000. The Company is monitoring on-going interpretations of SAB 101, but at this time believes that there will be no material impact on the Company's financial statements.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

         Not Applicable

Item 2.    Changes in Securities

         None

Item 3.    Defaults Upon Senior Securities

         Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on May 9, 2000, in Atlanta, Georgia, at which the following matter was submitted to a vote of the shareholders:

         Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

         Name of Nominee           Votes For       Votes Withheld
         ---------------           ---------       --------------
         Roger A. Babb             5,589,550            4,975
         Richard T. Brock          5,589,750            4,775
         John F. Keane             5,589,735            4,790
         Michael T. McNeight       5,589,935            4,590
         James R. Porter           5,589,735            4,790

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


                                    FIRSTWAVE TECHNOLOGIES, INC.



DATE:   August 11, 2000             /s/ Judith A. Vitale
                                    --------------------------------------------
                                    Judith A. Vitale
                                    Vice President of Finance and Administration