Form 10-Q
period 2000-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 2000-11-14
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

         Outstanding as of November 10, 2000

         Common Stock, no par value                 6,288,472 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                 Page No.
                                                                                 --------
Part I. Financial Information

Item 1. Financial Statements

    Consolidated Balance Sheet - December 31, 1999 and September 30, 2000            3

    Consolidated Statement of Operations - For the Three and Nine Months Ended
        September 30, 1999 and September 30, 2000                                    4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Nine Months Ended September 30, 2000                                 5

    Consolidated Statement of Cash Flows - For the Nine Months Ended
       September 30, 1999 and September 30, 2000                                     6

    Notes to Consolidated Financial Statements                                       7



Item 2. Management's Discussion and Analysis of                                      9
                Financial Condition and Results of Operations


Part II. Other Information                                                          13

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          FIRSTWAVE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                            DEC 31,     SEPT 30,
                                                              1999        2000
                                                            -------     --------
                                                                       (UNAUDITED)
                                ASSETS

Current assets:
  Cash and cash equivalents                                 $ 2,029      $   985
  Restricted cash                                                 0        2,200
  Investment securities, held to maturity                     1,631            0
  Accounts receivable, less allowance for
    doubtful accounts of $345 and $270, respectively          1,937        1,888
  Other assets                                                  489          464
                                                            -------      -------
                    Total current assets                      6,086        5,537

  Property and equipment, net                                   922          671
  Deferred income tax benefit                                 2,621        2,708
  Software development costs, net                             1,918        2,503
  Intangible asset                                              476          343
                                                            -------      -------
                                                            $12,023      $11,762
                                                            =======      =======



                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $   570      $   806
  Deferred revenue                                            1,519          945
  Accrued employee compensation and benefits                    173          330
  Borrowings                                                      0        2,200
  Dividends payable                                             123            0
  Other accrued liabilities                                     230          218
                                                            -------      -------
                    Total current liabilities                 2,615        4,499

Shareholders' equity                                          9,408        7,263
                                                            -------      -------
                                                            $12,023      $11,762
                                                            =======      =======

   The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                  --------------------------    -------------------------
                                   SEPT 30,       SEPT 30,       SEPT 30,       SEPT 30,
                                     1999           2000           1999           2000
                                   --------       --------       --------       --------
Net Revenues
  Software                         $    394       $    551       $  1,930       $  2,255
  Services                              811            770          2,720          2,183
  Maintenance                         1,211            814          3,732          2,824
  Other                                 127             42            323            194
                                   --------       --------       --------       --------
                                      2,543          2,177          8,705          7,456
                                   --------       --------       --------       --------
Cost and Expenses
  Cost of revenues
    Software                            294            240            690            759
    Services                            579            544          1,811          1,835
    Maintenance                         418            377          1,072          1,215
    Other                               125             31            304            154
  Sales and marketing                   698            907          2,898          3,103
  Product development                   336            181          1,352            718
  General and administrative            526            619          2,262          2,042
                                   --------       --------       --------       --------
                                      2,976          2,899         10,389          9,826
                                   --------       --------       --------       --------

    Operating loss                     (433)          (722)        (1,684)        (2,370)

Interest income, net                     38              2             83             79
                                   --------       --------       --------       --------
Loss before income taxes               (395)          (720)        (1,601)        (2,291)
 Income taxes                            (7)             0            (37)           (30)
                                   --------       --------       --------       --------
Net loss                          ($    402)     ($    720)     ($  1,638)     ($  2,321)
                                   ========       ========       ========       ========

Dividends on preferred stock            (45)           (23)           (75)           (98)
                                   --------       --------       --------       --------

Net loss applicable to common
 shareholders                     ($    447)     ($    743)     ($  1,713)     ($  2,419)
                                   ========       ========       ========       ========

Basic and diluted
 net loss per share               ($   0.08)     ($   0.12)     ($   0.33)     ($   0.41)
                                   ========       ========       ========       ========

Basic and diluted weighted
 average shares outstanding           5,400          6,287          5,200          5,942
                                   ========       ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                                              ACCUMULATED
                                                   COMMON STOCK       PREFERRED STOCK     ADD'L    COMPRE-       OTHER
                                                                                         PAID-IN   HENSIVE   COMPREHENSIVE
                                                 SHARES     AMOUNT   SHARES     AMOUNT   CAPITAL    LOSS          LOSS
                                                ---------   ------   -------    ------   -------   -------   -------------
Balance at December 31, 1999                    5,740,283   $   11    20,000    $2,000   $21,574   $    0         ($ 5)


Exercise of common stock options                   60,374                                    195

Employee stock plan purchases                       1,484                                      6

Conversion of Preferred Stock to Common Stock     485,436        1   (10,000)   (1,000)      999

Comprehensive loss:
Net loss                                                                                           (2,321)
Foreign currency translation adjustment                                                               (25)         (25)
                                                                                                   ------
Accumulated comprehensive loss                                                                     (2,346)
                                                                                                   ------

                                                ---------   ------   -------    ------   -------                  ----

Balance at September 30, 2000                   6,287,577   $   12    10,000    $1,000   $22,774                  ($30)
                                                =========   ======   =======    ======   =======                  ====

                                                ACCUMULATED
                                                  DEFICIT      TOTAL
                                                -----------   ------
Balance at December 31, 1999                     ($14,172)    $9,408


Exercise of common stock options                                 195

Employee stock plan purchases                                      6

Conversion of Preferred Stock to Common Stock                      0

Comprehensive loss:
Net loss                                           (2,321)    (2,321)
Foreign currency translation adjustment                          (25)

Accumulated comprehensive loss


                                                 --------     ------

Balance at September 30, 2000                    ($16,493)    $7,263
                                                 ========     ======



The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                             -----------------------------------
                                                             SEPT 30, 1999         SEPT 30, 2000
                                                             -------------         -------------
Cash flows used in operating activities                        ($   204)             ($ 1,338)

Cash flows from investing activities
  Software development costs                                     (1,380)               (1,235)
  Purchases of property and equipment                              (219)                 (221)
  Purchase of investment securities                                   0                  (493)
  Proceeds from maturity of investment securities                     0                 2,146
                                                                -------               -------
       Net cash (used in)/provided by investing activities       (1,599)                  197
                                                                -------               -------

Cash flows from financing activities
  Proceeds from borrowings                                            0                 2,200
  Purchase of investments used to secure borrowings                   0                (2,200)
  Proceeds from issuance of preferred stock                       2,000                     0
  Proceeds from issuance of common stock                          1,600                   201
  Payment of dividends on preferred stock                             0                  (123)
                                                                -------               -------
       Net cash provided by financing activities                  3,600                    78
                                                                -------               -------


                                                                -------               -------
Effect of exchange rate changes on cash                             (31)                   19
                                                                -------               -------

Increase/(decrease) in cash                                       1,766                (1,044)
Cash and cash equivalents, beginning of period                    2,245                 2,029
                                                                -------               -------
Cash and cash equivalents, end of period                        $ 4,011               $   985
                                                                =======               =======

Supplemental disclosure of cash flow information
                                                                -------               -------
  Cash paid during the period for income taxes                  $    37               $    30
                                                                =======               =======

                                                                -------               -------
  Cash paid during the period for interest                      $     0               $    25
                                                                =======               =======

The accompanying notes are an integral part of these financial statements.

                          FIRSTWAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

         The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary Firstwave Technologies UK, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         SEGMENT REPORTING

         Management believes that it has only a single segment consisting of software sales with related services and support. The information presented in the consolidated statement of operations reflects the revenues and costs associated with this segment that management uses to make operating decisions and assess performance.

C.       BORROWINGS

         The Company currently has borrowings under a line of credit agreement and a promissory note. The line of credit is a $1.5 million facility with a commercial bank that expires June 30, 2001, bears interest at the prime rate, and is secured by $1.5 million in commercial paper owned by the Company. The promissory note is a $700,000 note payable with accrued interest to a commercial bank on January 5, 2001. The interest rate is fixed at 7.94% per annum and is secured by a $700,000 certificate of deposit owned by the Company. At September 30, 2000, the outstanding principal balances on these borrowings were $1,500,000 and $700,000, respectively. Based on the terms of the borrowing agreements, the commercial paper and certificate of deposit are restricted in their usage, and are classified as restricted cash in the consolidated balance sheet.

D.       SUBSEQUENT EVENT

         On October 20, 2000 the Company obtained a loan commitment from a commercial bank for a $1.75 million line of credit which expires November 2001, bears interest at the prime rate plus 1.5%, and is secured by the assets of the Company. Debt issue costs associated with this line of credit include warrants issued to the lender. The fair value of the warrants and other debt issue costs will be amortized over the life of the loan agreement.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Firstwave Technologies, Inc. (the "Company") is a provider of Internet relationship management solutions and recognized as having the "Best Internet Based CRM Solution" by The Denali Group. The Company is based in Atlanta, Georgia with an office located in London, England. Firstwave Technologies, Inc. creates a culture of success and efficiency for its customers and partners by continually improving communication and facilitating interactions among their employees, customers and partners through the use of technology.

RESULTS OF OPERATIONS

Total revenues decreased 14.4% from $2,543,000 in the third quarter of 1999 to $2,177,000 in the third quarter of 2000. Software revenues increased 39.8% from $394,000 in the third quarter of 1999 to $551,000 in the third quarter of 2000, and year to date increased 16.8% from $1,930,000 in 1999 to $2,255,000 in 2000.
The increase in software revenues is primarily due to sales of the Company's internet-based product suite, Firstwave eRM, to new customers and system expansions to existing users. The Company's quarter-to-quarter revenues are significantly dependent upon the timing of the closing of license agreements.

Software revenues from international licenses increased 13.7% from $233,000 in the third quarter of 1999 to $265,000 in the corresponding quarter of 2000 primarily due to increased eRM sales by Firstwave UK. Year to date, revenues from international licenses decreased 14.9% from $1,256,000 in 1999 to $1,069,000 in 2000 as a result of lower sales of the Company's Takecontrol product line through international distributors. As a percentage of total revenues, international license revenues increased from 9.2% in the third quarter of 1999 to 12.2% in the third quarter of 2000.

Services revenues decreased 5.1% from $811,000 in the third quarter of 1999 to $770,000 in the third quarter of 2000, and year to date decreased 19.7% from $2,720,000 in 1999 to $2,183,000 in 2000. The Company typically provides separate implementation and training services at the time of software sales. Customization projects will generally follow the trend in software licenses, but will be delayed.

Maintenance revenues decreased 32.8% from $1,211,000 in the third quarter of 1999 to $814,000 in the third quarter of 2000, and year to date, decreased 24.3% from $3,732,000 for the first nine months of 1999 compared to $2,824,000 for the first nine months of 2000. The decrease in maintenance revenue for 2000 compared to 1999 is primarily attributable to cancellations during the first quarter of 2000 related to customers who were using the Takecontrol and Firstwave for Unix product lines. Maintenance revenues are the result of renewal agreements from previous software license sales.

Cost of software revenues decreased 18.4% from $294,000 in the third quarter of 1999 to $240,000 in the third quarter of 2000 primarily due to decreased costs associated with licensing third party software. Year to date, cost of software revenues increased 10.0% from $690,000 in 1999 to $759,000 in 2000. The year to date increase is a result of an increase in amortization of capitalized software associated with the Firstwave eRM product line. Cost of software revenues includes costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services decreased 6.0% from $579,000 in the third quarter of 1999 to $544,000 in the third quarter of 2000 due to decreased payroll and related costs. Cost of revenues for maintenance decreased 9.8% from $418,000 in the third quarter of 1999 to $377,000 in the third quarter of 2000 primarily due to decreased international maintenance costs associated with decreased international maintenance revenue. Year to date, cost of revenues for maintenance increased 13.3% from $1,072,000 in 1999 to $1,215,000 in 2000. The year to date increase is primarily due to increased payroll and related expenses to ramp up personnel to support the eRM suite.

Sales and marketing expense increased 29.9% from $698,000 in the third quarter of 1999 to $907,000 in the third quarter of 2000 as the Company continues to expand its marketing plan. The increase is related to increases in advertising, direct mail and e-mail campaigns, payroll costs associated with new sales representatives, and higher commissions consistent with higher software revenue. Year to date, sales and marketing expense increased 7.1% from $2,898,000 1999 to $3,103,000 in 2000.

The Company's product innovation and development expenditures, which includes amounts capitalized, decreased 39.6% from $896,000 in the third quarter of 1999 to $541,000 in the third quarter of 2000. Year to date, product innovation and development expenditures decreased 28.5% from $2,732,000 in 1999 to $1,953,000 in 2000. These decreases are related to changes implemented by management to streamline the development process including the elimination of development efforts by Firstwave UK, and lower expenses related to the use of outside development contractors. The higher development expenditures during 1999 also included costs associated with enhancements of the Takecontrol product line. There were no corresponding costs during 2000. Software development costs capitalized during the three months and nine months ended September 30, 1999 and September 30, 2000 were $560,000 and $1,380,000 and $360,000 and $1,235,000 respectively.

General and administrative expenses increased 17.7% from $526,000 in the third quarter of 1999 to $619,000 in the third quarter of 2000. The quarterly increase is primarily related to a bad debt recovery during third quarter 1999 while there was no corresponding activity during third quarter 2000. Year to date, general and administrative expenses decreased 9.7% from $2,262,000 in 1999 to $2,042,000 in 2000 primarily due to decreased costs associated with the UK office including decreased payroll and related costs.

Interest income remained consistent at $39,000 in the third quarter of 2000 compared to $38,000 in the third quarter of 1999 and year to date increased 39.8% from $83,000 in 1999 to $116,000 in 2000. These increases are due to fluctuations in invested cash balances. Interest expense increased to $37,000 in the third quarter of 2000 due to borrowings during 2000. There were no corresponding borrowings during 1999.

The above factors combined to result in a 79.1% increase in the net loss from $402,000 in the third quarter of 1999 to $720,000 in the third quarter of 2000, and a net loss per share of $.08 for the third quarter of 1999 compared to a net loss per share of $.12 for the third quarter of 2000. Year to date, net loss increased 41.7% from $1,638,000 in 1999 compared to $2,321,000 in 2000. Year to date, net loss per share increased 24.2% from $0.33 per share in 1999 compared to $0.41 per share in 2000. The net loss per share amounts for the quarters ended September 30, 1999 and September 30, 2000 also include dividends accrued on preferred stock of $45,000 and $23,000 respectively.

BALANCE SHEET

Capitalized software increased 30.5% from $1,918,000 at December 31, 1999 to $2,503,000 at September 30, 2000 due to additional capitalization of development costs net of the related amortization. Accounts payable increased 41.4% from $570,000 at December 31, 1999 to $806,000 at September 30, 2000 primarily due to increased marketing expenses and the timing of their payments. Deferred revenue decreased 37.8% from $1,519,000 at December 31, 1999 to $945,000 at September 30, 2000 primarily due to the recognition of nine months of maintenance revenues related to annual contracts billed in advance at year end. Accrued employee compensation and benefits increased 90.8% from $173,000 at December 31, 1999 to $330,000 at September 30, 2000 due to additional vacation pay, incentive pay, and commissions earned by employees. Borrowings increased to $2,200,000 at September 30, 2000 due to an advance on a new line of credit established during June 2000, and a promissory note of $700,000 dated September 2000. There were no corresponding borrowings at December 31, 1999. There was no balance in dividends payable at September 30, 2000 due to the cash payment of accrued dividends of $123,000 in January of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash, cash equivalents, and restricted cash of $3,185,000 compared to $3,660,000 in cash and investment securities at December 31, 1999. Restricted cash comprises $2,200,000, as such funds are security for certain of the Company's debt obligations.

During the second quarter of 2000, the Company executed a line of credit in the amount of $1,500,000. At September 30, 2000 there was $1,500,000 outstanding on the new line of credit. This new line of credit bears interest at the prime rate, is effective through June 30, 2001 and is secured by $1,500,000 in commercial paper owned by the Company. The Company's former $3,000,000 line of credit expired September 15, 2000. At the time of expiration, there were no borrowings against the $3,000,000 line of credit. During the third quarter of 2000 the Company executed a promissory note with a commercial bank in the amount of $700,000. At September 30, 2000 the amount due on the promissory note was $700,000 plus accrued interest. The note bears interest at 7.94%, is payable in full with interest on January 5, 2001, and is secured by a $700,000 certificate of deposit owned by the Company. Based on the terms of the borrowing agreements, the commercial paper and certificate of deposit are restricted in their usage, and are classified as restricted cash in the consolidated balance sheet.

The Company has implemented several measures in an effort to help the Company preserve cash. In addition, the Company is currently pursuing equity financing of up to $1,500,000 in Series B Convertible Preferred Stock from investors, including Richard Brock, the Company's CEO and President, and has received commitments as of November 13, 2000, in the amount of $500,000. The Company expects to raise these funds in the fourth quarter of 2000.

On October 20, 2000, the Company obtained a loan commitment from a commercial bank for a $1.75 million line of credit which would expire November 2001, bear interest at the prime rate plus 1.5%, and be secured by the assets of the Company. The availability of this line of credit is based on a portion of the company's outstanding accounts receivable balance. Debt issue costs associated with this line of credit include warrants issued to the lender. The fair value of the warrants and other debt issue costs will be amortized over the life of the loan agreement. The Company expects to close on this financing in November, 2000.

As of September 30, 2000, the Company has available cash of $985,000. The Company believes that its available cash, together with borrowings that will be available upon closing of the line of credit and the raising of the additional equity financing through the Preferred Stock Offering, will be sufficient to finance the Company's operations for the next twelve months. Should the Company not be able to close on the additional funding, management will need to obtain alternative funding sources or reduce operating expenses.

The Company capitalized $1,235,000 in software development costs during the first nine months of 2000, as compared to $1,381,000 during the first nine months of 1999. These amounts relate to continued development and enhancement to the Company's products.

YEAR 2000

To date there have been no material issues related to year 2000 in the Company's products or internal systems.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The required implementation of SAB 101 has been deferred until the fourth quarter of 2000. Although the Company does not currently expect the adoption of SAB 101 to have a material impact on the consolidated financial statements, the Company is still assessing the possible implications of SAB 101.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (the "Interpretation"). The Interpretation addresses questions dealing with APB 25 implementation practice issues. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. In certain circumstances, the Interpretation must be applied commencing December 15, 1998 and January 12, 2000. Financial statements for periods prior to July 1, 2000 will not be affected. The Company does not expect the adoption of the Interpretation to have a material impact on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt this statement when required and does not expect the adoption of SFAS 133 to have a material impact on the consolidated financial statements.

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

                                FIRSTWAVE TECHNOLOGIES, INC.



DATE:  November 10, 2000        /s/ Judith A. Vitale
                                --------------------

                                    Judith A. Vitale
                                    Vice President of Finance and Administration