Form 10-K405
period 2000-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2001-04-17
CIK 897078

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 2000.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________to_________.

                         Commission File Number: 0-21202
                                                 -------

                         FIRSTWAVE(R)TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


GEORGIA                                                              58-1588291
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2859 PACES FERRY ROAD, SUITE 1000, ATLANTA, GEORGIA                       30339
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001: approximately $5,408,338.

Number of shares of Common Stock outstanding as of March 20, 2001: 6,294,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2001 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the 2000 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001 are not deemed to be filed as part of this Report.

                                     PART I

ITEM 1. BUSINESS

This section and other parts of this Form 10-K contain forward-looking statements that involve uncertainties and risk. Firstwave(R) Technologies, Inc.'s results may differ from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below under the caption "Certain Factors Effecting Forward-Looking Statements" and the details in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

Firstwave Technologies, Inc. provides Internet-based customer relationship management (eCRM) solutions. Firstwave offers powerful applications that optimize the sales, marketing and customer service functions through a series of solutions. The Company supports three product lines: Firstwave eCRM, Takecontrol(R), and Firstwave for Unix.

The Firstwave eCRM Suite is an Internet-based relationship management solution that consists of three integrated applications: eMarketing, eSales, and eService. Designed to facilitate better and more profitable relationships with customers, the Firstwave eCRM suite increases effectiveness in finding qualified prospects, molding prospects into sales and retaining valuable customers. The sales application was released as Netgain(TM) Sales in September 1998 and the marketing and support applications were integrated with the sales application to form one integrated application, Firstwave eCRM, in December 1999. Takecontrol is a Microsoft(R) Windows-based, integrated client/server CRM solution that meets the need to automate marketing, sales and customer service operations for companies in multiple industries. The Firstwave for Unix product line is a traditional UNIX, character-based CRM solution.

COMPANY STRATEGY

Firstwave continues its vision of creating a totally Internet-based CRM platform that leverages the Internet to bring value to companies by lowering their total cost of ownership while enhancing their relationships with customers, prospects and partners. Unlike web-based systems, web-enabled or client server CRM applications historically are costly and take months to implement, are expensive to maintain and do not provide the flexibility within the product that is demanded today. Additionally, users of traditional CRM products find them complex and difficult to use, resulting in a low user acceptance rate. Firstwave strives to create a user-friendly environment for its users, offering a web site address to hit over the Internet for application access and an easy web-based interface once inside the application.

Firstwave's Internet-based applications are also extended to a customer's channel and business partners outside the internal offices with granular security measures in place allowing those partners to see only what that company chooses to allow them to see. Web-enabled or client server CRM applications have limited partner capabilities.

Management believes that the future of CRM applications must be built around the Internet (tying in all customer management functions including marketing, sales and support), be designed with the ability to customize a product to fit a company or partner's needs and have the ability to be remotely hosted. In the past few years Firstwave has dedicated its development resources to accomplish that vision.

The Company's Internet-based product suite, Firstwave eCRM, provides marketing, sales and support capabilities using Internet technologies. Users can market to targets utilizing campaign management functionality within the eMarketing application and turn them over as leads to the sales team. The sales team, using the eSales application, can then manage their opportunities and accounts efficiently with added value in order to close sales. Those new customers are then managed through the eService application, where any support issues can be tracked and resolved quickly and effectively by using a customized knowledge base and escalation procedures.

Firstwave has also developed a tool set, eWorkbench, that allows for extensive customizations to the Firstwave eCRM product suite. Management believes this tool set is one of the strongest and most effective in the industry. Features of eWorkbench include the ability to set security levels for different users including sales representatives, marketing representatives, customer support personnel and business partners outside the company and the capability to change the look and feel of the application. Business objects within the application are also easily changed within eWorkbench.

Management's belief in the rise of the Application Service Provider (ASP) model has led to the development of an ASP optimized-architecture. This architecture allows ASPs to host multiple companies and multiple applications on a single server, a critical requirement for the success of the ASP model. Management believes that more companies, especially in Firstwave's target market of mid-size companies, may choose to have Firstwave eCRM hosted remotely using a lease vs. purchase approach. The Company has begun marketing its products for this model, which when implemented, should provide recurring revenue for the Company and eliminate many of the difficulties a company has in implementing and maintaining a software application in-house.

The architecture is built on Microsoft technologies and includes support for Oracle databases. In addition to offering support for multiple database technologies, Firstwave offers a plug-in based architecture allowing for a flexible approach to supporting new client types (including wireless clients), changing business logic and new data sources. The Company remains dedicated to its existing customers of Firstwave eCRM, Takecontrol and Firstwave for UNIX and continues to pursue best-of-breed distributors on a global level while staying on the cutting edge of the world's most current technologies, including database managers and operating systems.

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

LEVERAGE STRATEGIC ALLIANCES

The CRM solutions delivered by the Company are a combination of Firstwave's direct selling efforts and those of various strategic alliance partners. By leveraging the expertise of our partners, the Company hopes to focus on its core competency of providing innovative web based solutions. The Company's goal is to select strategic partners who are "best in-class" providers of hardware, software, telephony, and consulting.

BUSINESS PARTNER SUPPORT

The Firstwave Business Partner program is designed to allow the Company to achieve its goals by accommodating any opportunity regardless of size or complexity. The Company wants to ensure our partners are well equipped with the skills and tools necessary to help them tackle any of these opportunities.

INTERNATIONAL OPERATIONS

In addition to its corporate headquarters in Atlanta, Georgia, Firstwave maintains an office in London, England.

SOFTWARE PRODUCTS

FIRSTWAVE ECRM SUITE
Firstwave's eCRM Suite is the next wave of Customer Relationship Management. It addresses the needs of extended enterprises by providing a central point to manage the variety of channels through which a company's customers, partners, value-added resellers, distributors, prospects and employees communicate. The eCRM application suite is a web-based application that can be rapidly deployed and highly customized. The Company believes that Internet technology, the ability for a product to be customized easily and a quick implementation of a CRM application are essential criteria for success in today's CRM marketplace. Firstwave eCRM's object-oriented, open architecture, eFramework, has a significant impact on usability, customization and deployment of the eCRM product suite. Metadata technology is used to configure the application and to capture customizations. This means that Firstwave eCRM is able to support users' business processes without changing underlying source code.

Firstwave eSales extends the sales team to include inside users, mobile users, remote users and indirect channel partners. It allows a company's extended sales organization to manage existing customers and prospects for new business and encourages cross-selling and up-selling opportunities. The current status of a company's sales pipeline can be traced real-time and customized reports can be created to provide senior management with information needed to make key decisions. As in eMarketing, data accumulated through the eSales application is available to users of other applications within the eCRM suite.

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

Firstwave eService delivers critical support information as part of its web-based suite. It enhances the support process and revenue stream by facilitating one-call issue resolution, allowing better opportunities for cross-selling and up-selling to existing customers and enhancing the maintenance collection process. eService tracks issues and enhancements, manages and supports customer needs and service agreements and provides for the escalation of issues to more senior support levels.

U.DIALOG
u.Dialog introduces a communication component to Firstwave eCRM. It is an engine that works with the CRM database to take action or prompt an action. u.Dialog does more than just record data and report history. It can be implemented to escalate critical issues, conducts automatic customer dialog through a web site and makes sales and marketing efforts more effective, and more efficient. It turns information into intelligence, giving a company the critical information it needs.

Firstwave eCRM manages the wide scope of information associated with Relationship Management, while u.Dialog can be implemented to ensure that all of the daily tasks (e-mails, faxes, pages, reminder notices, phone calls, reporting) associated with sales, marketing and support are completed in a continuous and consistent manner. It can be implemented to automate many of the repetitive, desk-bound tasks that can easily fall through the cracks and leave a customer unhappy or a prospect ignored.

TAKECONTROL
The Takecontrol suite consists of customer relationship management systems designed to optimize sales, marketing and customer service operations through delivering high functional solutions.

Takecontrol Sales creates a virtual sales environment through linking field and office personnel into a powerful sales team by automating account and opportunity management procedures. Management tools include a report writing facility, scheduling features, full account and contact details, and graphical analysis tools.

Takecontrol Marketing pinpoints marketing opportunities to support and enhances differing marketing campaigns. Specializing on capturing the information required from prospects and customers, it delivers key facilities such as call scripting, mail merge, order taking, and activity scheduling to provide a compilation of simplified, yet precise, information.

Takecontrol Customer Support establishes a support center that builds customer satisfaction and loyalty by providing support team members with instant access to customer information to quickly log and trouble-shoot problems while shortening response times. It also identifies the trends of calls received within the support center to enable future improvements based on customer feedback.

FIRSTWAVE FOR UNIX
Firstwave for Unix is a character based Unix system that addresses the complete sales cycle and includes modules for account management, telemarketing, and customer service. Firstwave for Unix's open architecture, modular design and use of relational databases provide an integrated approach to enterprise-wide information management.

SERVICES

The Company seeks to differentiate itself from other providers of marketing, sales and support software by offering an array of specialized professional services on a fee basis. Firstwave's services consist of (1) education and training services, (2) implementation and customizations, and (3) customer support services.

EDUCATION AND TRAINING

Firstwave's comprehensive customer training program is designed to accommodate the diverse needs of its customers. Courses are held at the Company's Atlanta headquarters, its London, England office and at customer sites upon request. Firstwave charges its customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, the Company charges a per-day rate for a set number of attendees.

The current curriculum for Firstwave eCRM consists of Firstwave End User Training, System Administrator Training and Customization Training (Level 1 and Level 2). The classes may be conducted at Firstwave, the customer site or via the Internet. End User Training is intended for individuals who will use any application within the Firstwave eCRM suite. System Administrator Training is for technical and administrative professionals who will be required to setup, maintain and administer the Firstwave eCRM application. Customization Training is for technical and administrative professionals who will be responsible for the customization of Firstwave eCRM. In order for distributors or customers to become fully certified application integrators, they must attend all training sessions, including both levels of Customization Training.

IMPLEMENTATION AND CUSTOMIZATIONS

Firstwave's Professional Services Organization (PSO) is chartered to facilitate the customers' successful implementation and utilization of Firstwave products and to accelerate the implementation process. Firstwave uses its professional services organization as a logical extension of its sales force and believes that its professional services organization differentiates the Company from most of its competitors. Typical services provided include systems analysis and design, installation planning and coordination, database configuration, screen and report tailoring, application development, data conversion, systems interconnectivity, project management training and other special processing requirements related to the implementation of Firstwave eCRM. Standard professional services are offered to clients during the initial sales process and professional services can be contracted for assistance with future enhancement projects. Pricing is determined by the scope of the client requirements.

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

SOURCES OF REVENUES, PRICING AND MATERIAL TERMS FOR LICENSING AGREEMENTS

Software revenues consist of license fees for Firstwave eCRM, Takecontrol and Firstwave for Unix. The Company also receives revenues from third-party software and various distributor agreements. Customers generally pay a license fee for the software based upon the number of licensed users. Firstwave eCRM also offers customers several pricing alternatives that reflect the various ways it may be deployed across the Internet throughout the extended enterprise. Perpetual licenses are available on a per user model. Subscription pricing through remote hosting services will provide organizations the opportunity to deploy the application without the need for a high capital outlay. Remote hosting services will also allow organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities. Takecontrol and Firstwave for Unix offer a pricing model based on concurrent users.

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

The Company's maintenance revenues are derived from the provision of: (1) customer support in the form of customer services via communication channels, and (2) updates and enhancements of products and related documentation provided on a when and if available basis. Customers are provided maintenance and support for an annual fee. This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days' notice to the customer.

CUSTOMERS

The Company markets its products as a cross-industry solution for those companies looking for an integrated marketing, sales and support solution. Systems have been installed in many industries, including technology, manufacturing, financial services, communications, travel, hospitality and retail. The Company has licensed its products to users located in 13 countries. Currently, 139 customers representing over 11,000 users subscribe to maintenance services.

SALES AND MARKETING

The Company markets and sells its product and services through direct sales and is opening indirect channels to the North American marketplace. International marketing and selling is accomplished by direct selling through the Company's United Kingdom office and with limited results indirectly through Firstwave distributors in other countries. The North American Sales department, overseen by a senior level sales executive, consists of Business Development Representatives (BDR) and Account Executives (AE). The BDRs initiate contact with leads and qualify them using the telephone and the Internet as primary tools. Qualified leads are turned over to AEs. The Firstwave sales team conducts an Internet demonstration of the product, scopes the requirements of the potential customer with professional services, assists in providing a cost justification for the purchase and provides references before closing business.

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

PRODUCT INNOVATION AND DEVELOPMENT

The Company plans to further the growth of Firstwave eCRM by using it as a basis for companies wanting to incorporate an Internet-based, integrated CRM solution into their business processes. Firstwave's architecture, eFramework, with its object orientation, adherence to Microsoft standards, incorporation of emerging web technologies and ASP optimization, facilitates this approach. The Internet technology embedded within eFramework also allows information residing in Firstwave eCRM to be accessed by wireless devices. Relational database management systems supported by Firstwave are Microsoft SQL Server, Oracle and MSDE.

To address flexibility, eFramework utilizes a component based architecture with standard tools. Firstwave has provided the market with a solution that is easily modified and adaptable to changing times. eFramework from Firstwave is built on COM+ and XML, allowing for easy customization and the management of upwardly compatible changes. Plug-ins at each of the application layers allow support for new client types, changing business logic and data sources.

To address scalability, Firstwave has implemented eFramework as an N-tier stateless architecture. N-tier refers to the fact that processing is split between three layers of the application, and multiple servers can be used as demands for application resources grow. Stateless refers to the fact that application components are called when needed and do not use system resources unless they are required for an active function. Older designs were made up of application code that was constantly active, although only portions of it were actually being utilized.

To address new business processes, Firstwave has introduced a business logic plug-in model, and also an automation engine, u.Dialog, to facilitate communication as it relates to business processes. The automation engine of u.Dialog has been designed to be independent or "decoupled" from any specific communication, event tracking or record management techniques, and will continue to evolve as communication and data management methods are updated and incorporated into business practices. Utilizing the u.Dialog Service Engine at the core of the product, external and internal events are monitored, and procedures are called and executed as required. This architecture allows Firstwave to incorporate new methods and technologies as the industry evolves.

COMPETITION

The Company faces competition from a multitude of software vendors, including existing CRM vendors, new web-based CRM vendors and ERP vendors who have penetrated the CRM industry through acquisitions or product development.

The primary competitors for the Company are Onyx, Pivotal and Interact (SalesLogix). These companies have a middle market focus and offer comprehensive "full solution" packages which include marketing, sales, and support. These companies also have integrated some Internet technology into their products and have customization capabilities within their product sets. The ASP model is also being evaluated by the afore-mentioned companies.

YouCentric, formerly SalesVision, and Silknet are other CRM vendors who are viewed as competitors of the Company due to the Internet technology used in their products. Both companies have an upper-tier market strategy compared to the Company's middle market focus with its product. Siebel Systems, due to its large international presence and market share, is also a competitor of the Company. There are also hundreds of vendors addressing the needs evident in this industry, including specialists who provide cross-industry solutions and vertically focused solutions, such as pharmaceuticals or finance.

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

EMPLOYEES

As of March 30, 2001, the Company employed 66 persons, including 15 sales and marketing professionals, 27 service and support representatives, 13 administrative personnel and 11 persons involved in product innovation and development. Management believes that the Company's future growth and success will rely on its ability to retain and attract highly skilled and motivated personnel in all areas of its operations.

CERTAIN FACTORS EFFECTING FORWARD-LOOKING STATEMENTS

CAPITAL REQUIREMENTS AND LIQUIDITY CONCERNS.

The Company requires significant amounts of capital to fund its business operations and product development efforts. The rate at which the Company's capital is utilized is affected by the operational and developmental costs incurred and the Company's ability to generate sales and maintenance revenues. The Company has experienced negative cash flow from operations for several years and expects to experience negative cash flow from operations for the near future.

The Company continues to evaluate alternative means of financing to meet its needs on terms that are attractive to the Company. The Company currently anticipates that it will need to raise additional capital to fund operations during 2001. From time to time the Company has considered and discussed various financing alternatives and expects to continue such efforts to raise additional funds. The Company cannot be certain that additional financing will be available to it on favorable terms when required, or at all. The report of the Company's independent auditors contains a statement expressing substantial doubt regarding the Company's ability to continue as a going concern.

If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition and the Company's ability to reduce losses or generate profits.

In the past, the Company has funded its operating losses and working capital needs through cash flow from operations and from the proceeds of equity offerings and debt financing. Changes in equity markets in the past year have adversely affected the Company's ability to raise equity financing and have adversely affected the markets for debt financing. If the Company raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and, in light of the Company's current market capitalization, the Company's shareholders may experience substantial dilution.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE The market for software and hardware support services is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success depends upon its ability to enhance its current products and develop new products that maintain technological leadership, address the increasingly sophisticated needs of customers and achieve broad market acceptance. In particular, management believes that the Company must continue to respond quickly to customer needs for additional functionality and to ongoing advances in hardware, operating systems and telecommunications. Any failure to anticipate or respond rapidly to technological advances, new products and enhancements and changes in customer requirements could have a material adverse effect on the Company's competitive position or render certain of its products obsolete or less marketable than available alternatives. In addition, the Company is subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, the Company must manage the transition from existing products. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that its new products will adequately address the changing needs of the market or that it will successfully manage product transitions. Further, the inability to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on the Company's results of operations and financial condition.

RISKS OF PRODUCT DEVELOPMENT Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. If software errors are discovered after introduction, the Company could experience delays or lost revenues during the period required to correct these errors. There can be no assurance that, despite internal testing and testing by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability to sell the new product on a timely basis, any one or more of which could have a material adverse effect on the Company.

DEPENDENCE ON PROPRIETARY TECHNOLOGY The Company relies on a combination of trade secrets, copyright and trademark laws, non-disclosure and other contractual provisions and technical measures to protect its proprietary rights in certain of its products. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to its technologies.

COMPETITION The market for the Company's products is characterized by significant price competition, and management expects that the Company will face increasing pricing pressures from its current competitors. Moreover, because there are low barriers to entry into the software market, the Company believes that competition will increase in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of its competitors or that competitive pressures will not require the Company to reduce its prices. Any material reduction in the price of its products would negatively affect gross margins as a percentage of new revenue and would require the Company to increase software unit sales in order to maintain net revenues.

FACTORS AFFECTING OPERATING RESULTS; POTENTIAL FLUCTUATIONS IN QUARTERLV RESULTS The Company's quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as revenue from software sales, the timing of new product and service announcements, changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of its products, the size and timing of significant orders, changes in operating expenses, changes in the Company's strategy, personnel changes, the introduction of alternative technologies, the effect of potential acquisitions and general economic factors. The Company has limited or no control over many of these factors. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results are likely to be adversely affected. As a result, management believes that period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all these factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock will likely be adversely affected.

THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET SYSTEM IF IT DOES NOT MAINTAIN CERTAIN LISTING STANDARDS. The general market condition for securities of technology companies, including the Company, has been severely depressed in recent quarters. At several times during recent months, the price of the Company's common stock has traded at or below $1.00 per share. The rules of Nasdaq require, among other things, that the Company's common stock maintain a minimum bid price of $1.00 per share. In light of the market conditions for technology stocks in general, and the Company's recent operating history specifically, the Company cannot assure that the bid price for its common stock will not drop and remain below the $1.00 per share requirement. In addition, the Company cannot assure that it will be able to meet the other requirements for continued listing on the Nasdaq National Market system, including the requirements relating to net tangible assets and market capitalization. If the Company is unable to continue to satisfy these criteria, Nasdaq may begin procedures to remove the Company's common stock from the Nasdaq National Market system. If the Company's common stock is delisted from the Nasdaq National Market system, an active trading market for the common stock may no longer exist, and the ability of shareholders to buy and sell shares of the Company's common stock may be materially impaired. In addition, the delisting of the Company's common stock could adversely affect its ability to raise additional equity financing.

ISSUANCE OF PREFERRED STOCK The Company's Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the Company's shareholders. The Company issued 20,000 shares of Series A Redeemable Convertible Preferred Stock in April 1999 and 7,020 shares of Series B Redeemable Convertible Preferred Stock in November 2000. The Company received $2,000,000 and $702,000,respectively, related to these offerings. The Board of Directors has fixed the rights, preferences, privileges and restrictions, including voting rights, of these Series A and Series B preferred shares. The rights of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of Series A and Series B Redeemable Convertible Preferred Stock and any other preferred stock that may be issued in the future. The issuance of the Series A and Series B Redeemable Convertible Preferred Stock and any future issuances of other classes of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the Company's outstanding voting stock, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, the Series A and Series B Redeemable Convertible Preferred Stock has other rights, including economic rights, senior to the Company's common stock, and as a result, the issuance of such stock may have a material adverse effect on the market value of the Company's common stock. Any future issuances of other classes of preferred stock may have other rights, including economic rights, senior to the Company's common stock, and as a result, the issuance of such stock could have a material adverse effect on the market value of the Company's common stock. The Company may in the future adopt other measures that may have the effect of delaying, deferring or preventing a change in control of the Company. Some of these measures may be adopted without any further vote or action by the Company's shareholders. The Company has no present plans to adopt any such measures.

ITEM 2. PROPERTIES.

As of December 31, 2000, the Company's headquarters and principal operations were located in approximately 25,000 square feet of leased office space. The office building is located in metropolitan Atlanta, Georgia. The Company also has operations located outside London, England in approximately 6,000 square feet of leased office space.

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

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on the NASDAQ Stock Market, Inc.

The following table shows the price range of the Company's Common Stock (high and low close information) for the indicated fiscal quarters as reported by NASDAQ. The prices represent quotations between dates and do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

2000      First       Second      Third       Fourth        1999      First       Second      Third      Fourth
----------------------------------------------------        ----------------------------------------------------
High      $18.19      $11.94      $ 5.25      $ 3.13        High      $ 3.25      $ 2.50      $ 8.63      $ 4.25
Low       $ 3.19      $ 3.03      $ 2.06      $ 0.88        Low       $ 1.75      $ 1.38      $ 1.50      $ 1.94
----------------------------------------------------        ----------------------------------------------------

As of December 31, 2000 there were approximately 89 shareholders of record and approximately 4,379 persons or entities that hold common stock in nominee name. There were no common stock dividends declared during 2000 or 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data about the Company for each of the last five fiscal years. The information presented below has been derived from the Company's audited Financial Statements.

                                                                 For the Year Ended December 31,
                                                             (In thousands, except per share amounts)

                                                 2000           1999          1998           1997           1996
                                              --------------------------------------------------------------------
Net revenues                                  $  9,503       $ 11,193       $ 14,537       $ 15,848       $ 23,222
Loss before income taxes                        (3,144)        (1,912)        (3,034)        (1,377)       (10,115)
Income tax (provision) benefit                  (2,852)           (40)           (91)          (133)         1,055
Net loss                                        (5,996)        (1,952)        (3,125)        (1,510)        (9,060)
Net loss applicable to common shareholders      (6,116)        (2,075)        (3,125)        (1,510)        (9,060)
Basic and diluted net loss per share             (1.02)         (0.40)         (0.61)         (0.30)         (1.81)
Total assets                                     9,307         12,023         11,322         14,286         18,367
Total non current liabilities                       --             --             --             --            125
Common stock subject to repurchase                  --             --             --            300             --
Redeemable preferred stock                       1,702          2,000             --             --             --
Basic and diluted weighted average
  shares outstanding                             6,011          5,250          5,125          5,035          5,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected financial data and the percentages of the Company's net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 1999 to 2000. Certain percentage columns do not add to 100% due to rounding.

                                                           Year Ended December 31,
                                          ------------------------------------------------------       % Change
(in thousands)                              2000                          1999                       1999 to 2000
-----------------------------------------------------------------------------------------------------------------
Revenues
  Software                                $  2,680           28.2%      $  2,430           21.7%         10.3%
  Services                                   2,964           31.2%         3,422           30.6%        -13.4%
  Maintenance                                3,625           38.1%         4,923           44.0%        -26.4%
  Other                                        234            2.5%           418            3.7%        -44.0%
                                          --------                      --------
       Net revenues                          9,503          100.0%        11,193          100.0%        -15.1%
                                          --------                      --------

Costs and expenses
  Cost of revenues
       Software                              1,031           10.8%           920            8.2%         12.1%
       Services                              2,295           24.2%         2,400           21.4%         -4.4%
       Maintenance                           1,556           16.4%         1,494           13.3%          4.1%
       Other                                   184            1.9%           395            3.5%        -53.4%
  Sales and marketing                        4,223           44.4%         3,612           32.3%         16.9%
  Product development                          844            8.9%         1,618           14.5%        -47.8%
  General & administrative                   2,578           27.1%         2,789           24.9%         -7.6%

                                          --------                      --------
Operating loss                              (3,208)         -33.8%        (2,035)         -18.2%         57.6%
                                          --------                      --------
Interest income net                             64            0.7%           123            1.1%        -48.0%
                                          --------                      --------
Loss before income taxes                  $ (3,144)         -33.1%      $ (1,912)         -17.1%         64.4%
                                          --------                      --------

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

2000 COMPARED TO 1999

During the year ended December 31, 2000, the Company continued to invest financial and human resources in the development and enhancement of Firstwave eCRM. Releases during 2000 delivered improvement to product functionality, performance and scalability. Although total revenues decreased in 2000, software revenues increased over 1999. Although the Company expects a decline in software revenues for the first quarter of 2001, the Company hopes to increase software revenues to stimulate increases in related maintenance and services revenues for the remainder of 2001. In the interim, the Company responded to the lower revenues by streamlining the business and implementing cost cutting initiatives including a first quarter 2001 plan which included decreases in certain marketing expenses and personnel reductions.

Total revenues decreased 15.1% from $11,193,000 in 1999 to $9,503,000 in 2000 mainly due to decreases in maintenance and services revenues. Software revenue increased 10.3% from $2,430,000 in 1999 to $2,680,000 in 2000 primarily as a result of increased sales related to Firstwave eCRM. Revenues from international software licenses increased 5.6% from $1,321,000 in 1999 to $1,395,000 in 2000, and increased as a percentage of total revenues from 11.8% in 1999 to 14.7% in 2000 due to increased software sales by Firstwave UK. Total revenues from international sources, which includes maintenance, software license fees and customizations remained fairly consistent at 54.8% of total revenues in 2000 compared to 52.5% in 1999. Revenues from Firstwave UK contributed 71% of total international revenues with the remaining 29% derived from international distributors.

Services revenues decreased 13.4% from $3,422,000 in 1999 to $2,964,000 in 2000. The decrease in services revenue is primarily due to decreased demand for customization and consulting projects related to the Takecontrol product line. Maintenance revenues decreased 26.4% from $4,923,000 in 1999 to $3,625,000 in 2000 primarily as the result of cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

Costs of software revenues increased 12.1% from $920,000 in 1999 to $1,031,000 in 2000 and, as a percentage of software revenues increased slightly to 38.5% in 2000 compared to 37.9% in 1999. Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation materials. Amortization of capitalized software represented 87.4% of total cost of software during 2000.

Costs of revenues for services decreased 4.4% from $2,400,000 in 1999 to $2,295,000 in 2000. The decrease is related to decreases in the number of service personnel and related costs due to changes implemented by management as a result of lower demand for service engagements related to the Takecontrol product line. Costs of revenues for services as a percentage of services revenues increased to 77.4% in 2000 compared to 70.1% in 1999. Costs of revenues for maintenance increased 4.1% from $1,494,000 in 1999 to $1,556,000 in 2000. The increase in maintenance cost is primarily attributed to increased payroll and related expenses to ramp up personnel to support the eCRM suite, offset partially by decreased royalty costs related to decreased maintenance revenues generated by international distributors. Costs of revenues for maintenance as a percentage of maintenance revenues increased from 30.3% in 1999 to 42.9% in 2000.

Sales and marketing expenses increased 16.9% from $3,612,000 in 1999 to $4,223,000 in 2000, and increased as a percentage of total revenues from 32.3% in 1999 to 44.4% in 2000. The increase is primarily due to increased marketing activities to promote the eCRM suite and renew investor interest.

The Company's product innovation and development expenditures, which includes amounts capitalized, decreased 30.8% from $3,479,000 in 1999 to $2,407,000 in 2000, and decreased as a percentage of total revenues from 31.1% in 1999 to 25.3% in 2000. Software development costs capitalized decreased from $1,861,000 in 1999 to $1,563,000 in 2000. These development expenditures are related to continued development of Firstwave eCRM. Enhancements during 2000 include rewriting the underlying architecture to support better scalability and interoperability. The Company expects that these improvements to Firstwave eCRM will further improve the product's viability in the CRM market.

General and administrative expenses decreased 7.6% from $2,789,000 in 1999 to $2,578,000 in 2000 primarily due to lower administrative expenses related to the UK office including decreased payroll and related benefit costs.

Net interest income decreased 48.0% from $123,000 in 1999 to $64,000 in 2000 due to fluctuations in invested cash balances and the addition of interest expense related to borrowings in 2000.

Income tax expense increased from $40,000 in 1999 to $2,852,000 in 2000 due to the increase in the Company's valuation allowance for deferred tax asset. A full valuation allowance was provided due to the uncertainty regarding its realization.

The Series A and B Preferred Stock contain a mandatory redemption feature whereby the sale, lease, exchange or transfer of all or substantially all of the assets of the Company are regarded as liquidation events. Consistent with the classification of the Series B Preferred Stock, the Company has revised the consolidated financial statements as of December 31, 1999 to present the Series A Preferred Stock subject to mandatory redemption features as Redeemable Preferred Stock outside of shareholders' equity.

1999 COMPARED TO 1998

The year ended December 31, 1999 was a year of transition for the Company, from a software company that was dependent on its legacy product, Takecontrol, to an Internet business being driven by its web-based product, Firstwave eCRM (formerly known as Netgain Sales). Although the year began with declining revenues from existing product lines, the Company had innovative new products in development which were released throughout the year. During 1999 the Company gained industry recognition, new business partners, renewed investor interest, and a growing revenue stream from a suite of new products.

Total revenues decreased 23.0% from $14,537,000 in 1998 to $11,193,000 in 1999 mainly due to decreases in software and services revenues. Software revenue decreased 31.1% from $3,528,000 in 1998 to $2,430,000 in 1999 primarily as a result of declining sales related to the Takecontrol product and a slower than expected ramp-up in sales related to the Firstwave eCRM product. Also, the Company chose to price the new product at introductory prices resulting in a lower average deal price compared to the Takecontrol product. Revenues from international software licenses decreased 53.6% from $2,848,000 in 1998 to $1,321,000 in 1999, and decreased as a percentage of total revenues from 19.6% in 1998 to 11.8% in 1999 due to decreased sales by International distributors. During 1999 international license revenues were primarily from system expansions of existing Takecontrol customers. Although international license revenue decreased, total revenues from international sources, which includes maintenance, software license fees and customizations remained consistent at 52.5% of total revenues in 1999 compared to 52.7% in 1998, due to additional revenues provided by Firstwave UK. During 1999 Firstwave UK was a wholly owned subsidiary for the entire twelve month period compared to eight months during 1998 following the April 30, 1998 acquisition.

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

Costs of software revenues increased 23.7% from $744,000 in 1998 to $920,000 in 1999 and, as a percentage of software revenues, increased from 21.1% in 1998 to 37.9% in 1999. The increases were primarily due to increased amortization costs in 1999 related to releases of Firstwave eCRM. Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation materials.

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

The Company's product innovation and development expenditures, which includes amounts capitalized, increased 52.6% from $2,280,000 in 1998 to $3,479,000 in 1999, and increased as a percentage of total revenues from 15.7% in 1998 to 31.1% in 1999. Software development costs capitalized increased from $200,000 in 1998 to $1,861,000 in 1999. These increases are related to continued development of Firstwave eRM. The Company expects that the additional versions of Firstwave eCRM will further improve the product's viability in the CRM market.

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

BALANCE SHEET

Net accounts receivable decreased 8.4% from $1,937,000 at December 31, 1999 to $1,774,000 at December 31, 2000 primarily due to decreased US receivables. Property and equipment decreased 22.2% from $922,000 at December 31, 1999 to $717,000 at December 31, 2000 due to year-to-date depreciation and disposals, offset by additional fixed asset purchases. Intangible assets, which represents goodwill related to the 1998 acquisition of Firstwave UK and the 1997 acquisition of Netgain Corporation, decreased 34.7% from $476,000 at December 31, 1999 to $311,000 at December 31, 2000 due to amortization. Capitalized software increased 34.5% from $1,918,000 at December 31, 1999 to $2,580,000 at December 31, 2000 due to additional capitalization of $1,563,000 in development costs net of $901,000 in amortization. Deferred tax asset decreased 100% from $2,821,000 at December 31, 1999 to zero at December 31, 2000 due to the increase in the valuation allowance to fully reserve the entire net deferred tax asset balance. Accounts payable increased 19.1% from $570,000 at December 31, 1999 to $679,000 at December 31, 2000 due to increased marketing expenses and the timing of their payments. Deferred revenue decreased 31.1% from $1,519,000 at December 31, 1999 to $1,047,000 at December 31, 2000 due to decreased annual maintenance billings. Accrued employee compensation and benefits increased 24.9% from $173,000 at December 31, 1999 to $216,000 at December 31, 2000 due to additional vacation pay and commissions earned by employees. Dividends payable at December 31, 2000 were $113,000 related to Series A convertible preferred stock, compared to $123,000 payable at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had cash and cash equivalents of $1,281,000. As of March 31, 2001, the balance of cash, cash equivalents and investments was $857,000. The Company has implemented several measures in an effort to reduce the Company's expenses and to help the Company preserve cash. In addition, the Company is actively pursuing additional long-term equity and/or debt financing.

The Company's future capital requirements will depend on many factors, including its ability to increase revenue levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company's products. As a result, it will likely be necessary for the Company to raise additional capital. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. The Company's future capital needs will be highly dependent upon the Company's ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. The ability to raise additional capital may be negatively impacted in the event the Company does not maintain Nasdaq listing requirements. If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition, and the Company's ability to reduce losses or generate profits.

During the fourth quarter of 2000, the Company issued $702,000 in Series B redeemable convertible preferred stock to investors, including the Company's President and its Chairman of the Board.

On December 19, 2000, the Company and a commercial bank executed a line of credit in the amount of $1,750,000, which expires December 18, 2001, bears interest at the prime rate plus 1.5%, and is secured by the assets of the Company. The availability of this line of credit is based on a portion of the Company's outstanding accounts receivable balance. Debt issue costs associated with this line of credit include warrants issued to the lender. The fair value of the warrants and other debt issue costs is being amortized over the life of the loan agreement. As of December 31, 2000 $636,000 was outstanding on this line of credit. In the first quarter of 2001 the Company paid down $410,000 of this line of credit balance. At March 31, 2001 the Company had $226,000 outstanding under the line, which was the maximum amount available under the line based on the Company's eligible accounts receivable balance as of such date. The Company will have additional amounts available provided it increases its eligible account receivable amounts. At December 31, 2000, the Company was in default of a certain financial covenant contained in the line of credit agreement. As a result of this noncompliance, the amounts outstanding on the line of credit are payable upon demand.

While the Company is aggressively pursuing additional sources of capital and taking steps to improve its sales efforts, there can be no assurance that the Company will be successful in its efforts to obtain additional funding resources, generate sufficient cash from operations, or achieve future profitability.

On February 12, 2001 the Company executed a promissory note with its President and Chief Executive Officer in the amount of $750,000. The note bears interest at 9% and is payable in full with interest on January 15, 2002. The note is secured by a junior lien on all of the Company's assets, subordinate to the Company's bank line of credit.

During the second quarter of 2000, the Company and a commercial bank executed a line of credit in the amount of $1,500,000. At December 31, 2000, there was $1,500,000 outstanding on this line of credit which bears interest at the prime rate, is effective through June 30, 2001 and is secured by a $1,500,000 US Treasury bill owned by the Company. The Company's former $3,000,000 line of credit expired September 15, 2000. At the time of expiration, there were no borrowings against the $3,000,000 line of credit.

During the third quarter of 2000, the Company executed a promissory note with a commercial bank in the amount of $700,000. At December 31, 2000, the amount due on the promissory note was $700,000 plus accrued interest. The note bears interest at 7.94%, is payable in full with interest on January 5, 2001, and is secured by a $700,000 certificate of deposit owned by the Company. The Company renewed the promissory note on January 5, 2001 with the same terms, payable in full with accrued interest on April 15, 2001. Based on the terms of the borrowing agreements, the US Treasury bill and certificate of deposit are restricted in their usage and are classified as restricted cash in the consolidated balance sheet.
During April 2001, the Company liquidated the US Treasury bill and the certificate of deposit and paid off the related debt obligations.

The Company capitalized $1,563,000 in software development costs during 2000, as compared to $1,861,000 during 1999. These amounts relate to continued development and enhancement to the Company's products.

The Company has no material commitments for capital expenditures. Management does not believe that inflation has historically had a material effect on the Company's results of operations.

TAXES

As of December 31, 2000, the Company had alternative minimum tax credit and general business tax credit carryforwards of approximately $43,000 and $245,000, which will expire in 2008 through 2011. The Company also has net operating loss carryforwards for federal and state income tax reporting purposes of approximately $24,939,000. The carryforwards expire at various dates beginning 2009 through 2015. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events. In 2000 the Company increased its valuation allowance by $2,821,000 to fully reserve its entire net deferred tax asset balance as a result of uncertainties regarding its realization.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 2000. This information has been prepared by the Company on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Company's Financial Statements and Notes thereto. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                    QUARTER ENDED
                            3/31/00      6/30/00     9/30/00      12/31/00     3/31/99      6/30/99      9/30/99     12/31/99
                            -------------------------------------------------------------------------------------------------
                                                        (in thousands, except per share amounts)
Net revenues                $ 2,569      $ 2,710     $ 2,177      $ 2,047      $ 3,462      $ 2,700      $ 2,543      $ 2,488
Operating loss                 (793)        (855)       (722)        (838)        (854)        (397)        (433)        (351)
Net loss                       (770)        (831)       (720)      (3,675)        (840)        (396)        (402)        (314)
Net loss applicable to
 common shareholders           (815)        (861)       (743)      (3,697)        (840)        (426)        (447)        (362)
Basic and diluted
 loss per share               (0.14)       (0.14)      (0.12)       (0.59)       (0.16)       (0.08)       (0.08)       (0.06)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information included under Item 14 (a) (1) and (2)



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Firstwave Technologies, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and its subsidiary (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)2 on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6, the Company has revised the consolidated financial statements as of December 31, 1999 to present $2,000,000 of preferred stock subject to mandatory redemption features as Redeemable Preferred Stock outside of shareholders' equity.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Atlanta, GA
April 16, 2001

FIRSTWAVE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     DECEMBER 31,
                                                                                              2000                   1999
ASSETS
 Current assets
   Cash and cash equivalents                                                               $  1,281                $  2,029
   Restricted cash                                                                            2,200                      --
   Investment securities, held to maturity                                                       --                   1,631
   Accounts receivable, less allowance for doubtful
     accounts of $287 and $345                                                                1,774                   1,937
   Deferred tax asset                                                                            --                     200
   Prepaid expenses and other assets                                                            444                     289
                                                                                           --------                --------
       Total current assets                                                                   5,699                   6,086

 Property and equipment, net                                                                    717                     922
 Software development costs, net                                                              2,580                   1,918
 Goodwill                                                                                       311                     476
 Deferred tax asset                                                                              --                   2,621
                                                                                           --------                --------
                                                                                           $  9,307                $ 12,023
                                                                                           ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                                                        $    679                $    570
   Sales tax payable                                                                            127                     152
   Deferred revenue                                                                           1,047                   1,519
   Accrued employee compensation and benefits                                                   216                     173
   Borrowings                                                                                 2,836                      --
   Dividends payable                                                                            113                     123
   Other accrued liabilities                                                                     61                      78
                                                                                           --------                --------
       Total current liabilities                                                              5,079                   2,615
                                                                                           --------                --------

 Redeemable Preferred Stock
   Preferred stock, no par value; 1,000,000 shares authorized; 20,000 shares issued; 17,020 and 20,000 shares outstanding;
     $100 per share liquidation preference                                                    1,702                   2,000
                                                                                           --------                --------

 Commitments and contingencies

 Shareholders' equity
   Common stock, par value, $.0019 per share; 10,000,000
     shares authorized; 6,288,472 and 5,740,283 shares
     issued and outstanding                                                                      12                      11
   Additional paid-in capital                                                                22,587                  21,451
   Cumulative translation account                                                               (28)                     (5)
   Accumulated deficit                                                                      (20,045)                (14,049)
                                                                                           --------                --------
                                                                                              2,526                   7,408
                                                                                           --------                --------

                                                                                           $  9,307                $ 12,023
                                                                                           --------                --------


The accompanying notes are an integral part of these consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      For the year ended
                                                                          December 31,
                                                            2000               1999               1998
                                                          --------           --------           --------
Net revenues
  Software                                                $  2,680           $  2,430           $  3,528
  Services                                                   2,964              3,422              5,035
  Maintenance                                                3,625              4,923              5,431
  Other                                                        234                418                543
                                                          --------           --------           --------
                                                             9,503             11,193             14,537
Costs and expenses
  Cost of revenues
    Software                                                 1,031                920                744
    Services                                                 2,295              2,400              3,566
    Maintenance                                              1,556              1,494              1,643
    Other                                                      184                395                500
  Sales and marketing                                        4,223              3,612              5,983
  Product development                                          844              1,618              2,080
  General and administrative                                 2,578              2,789              3,233
                                                          --------           --------           --------
      Operating loss                                        (3,208)            (2,035)            (3,212)

Interest income, net                                            64                123                178
                                                          --------           --------           --------
      Loss before income taxes                              (3,144)            (1,912)            (3,034)

Income tax provision                                        (2,852)               (40)               (91)
                                                          --------           --------           --------
      Net loss                                              (5,996)            (1,952)            (3,125)
                                                          --------           --------           --------

Dividends on preferred stock                                  (120)              (123)                --
                                                          --------           --------           --------
      Net loss applicable to common shareholders          $ (6,116)          $ (2,075)          $ (3,125)
                                                          --------           --------           --------
Basic and diluted net loss per share                      $  (1.02)          $  (0.40)          $  (0.61)
                                                          --------           --------           --------

Basic and diluted weighted average
  shares outstanding                                         6,011              5,250              5,125
                                                          --------           --------           --------


The accompanying notes are an integral part of these consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA]



                                                                              Unrealized   Compre-  Accumulated
                                                  Common Stock     Additional gain/(loss)   hensive   other
                                                -----------------    paid-in  on investment income  comprehensive   Accumulated
                                                Shares     Amount    capital  securities    (loss)  income/(loss)  deficit  Total
                                                ------     ------  --------------------------------------------------------------
Balance at December 31, 1997                   5,033,027    $   9    $19,329   $   (14)        --          --   $ (8,972) $ 10,352

Exercise of common stock options                  34,511       --        112        --         --          --         --       112
Employee stock purchases                           6,081       --         19        --         --          --         --        19
Issuance of stock options                             --       --          7        --         --          --         --         7
Issuance of stock in connection
  with Netgain acquisition                        77,703        1        346        --         --          --         --       347
Realized loss on investment
  securities                                          --       --         --        14         --          --         --        14
Comprehensive loss
Net loss                                              --       --         --        --     (3,125)         --     (3,125)   (3,125)
Foreign currency translation adjustment               --       --         --        --         34          34         --        34
                                                                                          -------
  Comprehensive loss                                                                       (3,091)
                                                                                          =======
                                              ----------------------------------------              ------------------------------
Balance at December 31, 1998                   5,151,322       10     19,813        --                     34     (12,097)   7,760

Exercise of common stock options                  84,066                 243        --         --          --         --       243
Employee stock purchases                           4,895                   9        --         --          --         --         9
Issuance of stock and warrants                   500,000        1      1,509        --         --          --         --     1,510
Dividends                                                               (123)                                                 (123)

Comprehensive loss
Net loss                                              --       --         --        --     (1,952)         --     (1,952)   (1,952)
Foreign currency translation adjustment               --       --         --        --        (39)        (39)        --       (39)
                                                                                          -------
  Comprehensive loss                                                                      $(1,991)
                                                                                          =======

                                              ----------------------------------------              ------------------------------
Balance at December 31, 1999                   5,740,283       11     21,451        --                     (5)   (14,049)    7,408

Exercise of common stock options                  60,374                 196        --         --          --         --       196
Employee stock purchases                           2,379                   8        --         --          --         --         8
Conversion of Series A Preferred to Common       485,436        1        999                                                 1,000
Issuance of warrants                                  --       --         46        --         --          --         --        46
Dividends                                                               (113)                                                 (113)

Comprehensive loss
Net loss                                              --       --         --        --     (5,996)         --     (5,996)   (5,996)
Foreign currency translation adjustment               --       --         --        --        (23)        (23)        --       (23)
                                                                                          -------
  Comprehensive loss                                                                      $(6,019)
                                                                                          =======

                                              ----------------------------------------              ------------------------------
Balance at December 31, 2000                   6,288,472    $  12    $22,587   $    --              $     (28)  $(20,045)  $ 2,526
                                              ----------    -----    -------   -------              ---------   --------   -------



The accompanying notes are an integral part of these consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                               For the year ended
                                                                                     December 31,
                                                                         2000             1999            1998
Cash flows from operating activities
 Net loss                                                            $(5,996)          $(1,952)          $(3,125)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                     1,620             1,670             1,741
     (Gain)/loss on disposal of fixed assets                              (1)               71               (13)
     Interest on investments                                             (22)               --                --
     Provision for bad debts                                             (47)               81                83
     Stock compensation                                                   --                10                 7
     Deferred tax asset                                                2,821                --                --
     Changes in assets and liabilities (net of acquisition)
       Accounts receivable                                               210             1,119              (182)
       Prepaid expenses and other assets                                (155)              (94)              121
       Accounts payable                                                  109              (783)              146
       Accrued restructuring                                              --                --              (325)
       Sales tax payable                                                 (25)             (112)                2
       Deferred revenue                                                 (472)              (62)             (114)
       Accrued employee compensation and benefits                         43              (111)             (361)
       Other accrued liabilities                                         (17)               --                59
                                                                     -------           -------           -------
            Total adjustments                                          4,064             1,789             1,164
                                                                     -------           -------           -------
            Net cash used in operating activities                     (1,932)             (163)           (1,961)
                                                                     -------           -------           -------
Cash flows from investing activities
 Software development costs                                           (1,563)           (1,861)             (200)
 Business acquisitions                                                    --                --              (246)
 Purchases of property and equipment,net                                (383)             (309)             (496)
 Purchase of investment securities                                      (493)           (1,631)           (9,394)
 Proceeds from sale of investment securities                           2,146                --             9,408
                                                                     -------           -------           -------
            Net cash used in investing activities                       (293)           (3,801)             (928)
                                                                     -------           -------           -------
Cash flows from financing activities
 Proceeds from issuance of redeemable preferred stock                    702             2,000                --
 Proceeds from issuance of common stock                                   46             1,500                --
 Exercise of common stock options                                        196               243               112
 Proceeds from employee stock purchase plan                                8                 9                19
 Proceeds from borrowings                                              2,836                --                --
 Purchase of investments used to secure borrowings                    (2,200)               --                --
 Payment of dividends on redeemable preferred stock                     (123)               --                --
                                                                     -------           -------           -------
            Net cash provided by financing activities                  1,465             3,752               131
                                                                     -------           -------           -------
Effect of exchange rate changes on cash                                   12                (4)               34
Net decrease in cash                                                    (748)             (216)           (2,724)
Cash and cash equivalents, beginning of year                           2,029             2,245             4,969
                                                                     -------           -------           -------
Cash and cash equivalents, end of year                               $ 1,281           $ 2,029           $ 2,245
                                                                     -------           -------           -------

Supplemental disclosure of cash flow information
 Cash paid for interest                                              $    61           $    --           $     1
                                                                     -------           -------           -------
 Cash paid for income taxes                                          $    30           $    40           $    91
                                                                     -------           -------           -------


The accompanying notes are an integral part of these consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Firstwave Technologies, Inc. (the "Company") is a provider of Internet customer relationship management solutions. The Firstwave eCRM (Internet-based Customer Relationship Management) Suite is an integrated, Internet-based suite of applications created to fulfill and manage the e-business relationship needs of a company in the areas of sales, marketing, and support.

         BASIS OF PRESENTATION AND LIQUIDITY CONSIDERATIONS
         The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. The Company is attempting to raise additional capital and is in the process of reducing certain discretionary spending. Although management continues to pursue these plans in addition to generating revenues from its software products, there is no assurance that the Company will be successful in generating sufficient revenues or obtaining financing on terms acceptable to the Company.

         The Company's future capital requirements will depend on many factors, including its ability to increase revenue levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company's products. As a result, it will likely be necessary for the Company to raise additional capital. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. The Company's future capital needs will be highly dependent upon the Company's ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. The ability to raise additional capital may be negatively impacted in the event the Company does not maintain Nasdaq listing requirements. If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition, and the Company's ability to reduce losses or generate profits.

         While the Company is aggressively pursuing additional sources of capital and taking steps to improve its sales efforts, there can be no assurance that the Company will be successful in its efforts to obtain additional funding resources, generate sufficient cash from operations, or achieve future profitability.

         REVENUE RECOGNITION
         Revenue from software product sales is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. The Company accrues for estimated warranty costs at the time it recognizes revenue. Services revenue is recognized as services are performed. Maintenance revenue is recognized on a pro rata basis over the term of the maintenance agreements.

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

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS


         Revenues from nonmonetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.

         Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company's balance sheet, with revenue recognized as the services are performed and on a pro-rata basis for maintenance.

         CONSOLIDATION
         The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Firstwave Technologies UK, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CONCENTRATION OF CREDIT RISK
         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. The Company invests in commercial paper and US Treasury Bills. Credit risk from concentration of trade receivables is minimized as a result of the diverse nature of the Company's customer base.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

         RESTRICTED CASH
         Restricted cash represents a US Treasury Bill and a Certificate of Deposit used to secure certain of the Company's debt obligations.

         INVESTMENT SECURITIES
         In accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investment securities as held-to-maturity based on their intent and ability to hold the securities. Accordingly, the Company recorded the investment securities at cost.

         PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes are recorded using the straight-line method over estimated useful lives ranging from three to six years. Expenditures for maintenance and repairs are charged to expense as incurred.

         SOFTWARE DEVELOPMENT COSTS
         Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of such costs begins only upon establishment of technological feasibility as defined in FAS 86 and ends when the resulting product is available for sale. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

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

         INCOME TAXES
         The Company accounts for income taxes utilizing the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities given the provisions of the enacted tax laws. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

         FOREIGN CURRENCY TRANSLATION
         The financial statements of the Company's international subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses, which are included in the results of operations, are insignificant for all periods presented. Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in shareholders' equity.

         BASIC AND DILUTED NET LOSS PER COMMON SHARE
         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted net loss per share calculation had they not been antidilutive. Net loss applicable to common shareholders includes a charge for dividends related to the Company's outstanding redeemable convertible preferred stock. The total number of common shares that would have been included in the Company's computation of diluted loss per share if they had been dilutive was 637,489 in 2000, 40,532 in 1999 and 153,691 in 1998.

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

         RECENT ACCOUNTING PRONOUNCEMENTS
         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101, effective first quarter 2000, did not have a material impact on the consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

         (the "Interpretation"). The Interpretation addresses questions dealing with APB 25 implementation practice issues. The Company's adoption of the Interpretation did not have a material impact on the consolidated financial statements.

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

         The following presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1, 1998 (in thousands, except per share data):

                                                      DECEMBER 31, 1998
                                                              Unaudited
         Revenues                                               $15,489
         Net loss                                                (3,345)
         Basic and diluted net loss per share                      (.65)


3.       PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                                                                        DECEMBER 31,
                                                                    2000            1999
         Computer hardware and other equipment                   $ 2,467         $ 3,377
         Furniture and fixtures                                    1,022           1,037
         Purchased software                                        1,277           1,106
                                                                 -------         -------
                                                                   4,766           5,520
         Less:  Accumulated depreciation and amortization         (4,049)         (4,598)
                                                                 -------         -------
                                                                 $   717         $   922
                                                                 =======         =======

         Depreciation and amortization of property and equipment totaled approximately $576,000, $808,000, and $1,119,000, in 2000, 1999, and
         1998, respectively.

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS


4.       PRODUCT DEVELOPMENT EXPENSES

         Product development expenses are summarized as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                         2000          1999          1998
       Total development expenses                      $2,407        $3,479        $2,280
       Less:  Additions to capitalized software
         development before amortization                1,563         1,861           200
                                                       ------        ------        ------
       Product development expenses                    $  844        $1,618        $2,080
                                                       ======        ======        ======


         The activity in the capitalized software development account is summarized as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                     2000            1999            1998
         Balance at beginning of year, net        $ 1,918         $   770         $ 1,089
         Additions                                  1,563           1,861             200
         Amortization expense                        (901)           (713)           (519)
                                                  -------         -------         -------
         Balance at end of year, net              $ 2,580         $ 1,918         $   770
                                                  =======         =======         =======


5.       BORROWINGS

         During the second quarter of 2000, the Company executed a line of credit with a commercial bank in the amount of $1,500,000. At December 31, 2000 there was $1,500,000 plus accrued interest outstanding on the new line of credit. This new line of credit bears interest at the prime rate, is effective through June 30, 2001 and is secured by a $1,500,000 US Treasury bill owned by the Company. As discussed in Note 14, on April 5, 2001 the Company liquidated its $1,500,000 US Treasury bill and paid off the related $1,500,000 line of credit. The Company's former $3,000,000 line of credit expired September 15, 2000. At the time of expiration, there were no borrowings against the $3,000,000 line of credit.

         During the third quarter of 2000, the Company executed a promissory note with a commercial bank in the amount of $700,000. At December 31, 2000 the amount due on the promissory note was $700,000 plus accrued interest. The note bears interest at 7.94%, is payable in full with interest on January 5, 2001, and is secured by a $700,000 certificate of deposit owned by the Company. The Company renewed this note on January 5, 2001, at the same rate, for an additional 100 days. As discussed in Note 14, on April 16, 2001 the Company liquidated its $700,000 certificate of deposit and paid off the related $700,000 promissory note.

         Based on the terms of the borrowing agreements, the US Treasury bill and certificate of deposit are restricted in their usage and are classified as restricted cash in the consolidated balance sheet.

         During the fourth quarter of 2000, the Company executed a line of credit with a commercial bank for $1,750,000 which expires December 18, 2001, bears interest at the prime rate plus 1.5%, and is secured by the assets of the Company. The availability of this line of credit is based on a portion of the Company's outstanding accounts receivable balance. Debt issue costs associated

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

         with this line of credit include warrants issued to the lender. The fair value of the warrants and other debt issue costs is being amortized over the life of the loan agreement. As of December 31, 2000, there was $636,000 plus accrued interest outstanding on this line. At December 31, 2000, the Company was in default of a certain financial covenant contained in the line of credit agreement. As a result of this noncompliance, the amounts outstanding on the line of credit are payable upon demand.


6.       REDEEMABLE PREFERRED STOCK

         During the fourth quarter of 2000, the Company issued 7,020 shares of Series B Redeemable Convertible Preferred Stock in a private placement. The Company received $702,000 in November 2000 related to this offering. The Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash or stock annually when declared by the Board of Directors and are convertible into Common Stock of the Company at anytime after May 15, 2001, at a conversion rate of $2.70 per share of Common Stock. The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends. At December 31, 2000, there were no dividends payable related to this offering, but net loss applicable to common shareholders included a charge for $7,000 in dividends related to the Series B convertible preferred stock.

         During the second quarter of 1999, the Company issued 20,000 shares of Series A Redeemable Convertible Preferred Stock in a private placement. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering. The Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash or stock annually when declared by the Board of Directors and are convertible into Common Stock of the Company at anytime after April 25, 2000, at a conversion rate of $2.06 per share of Common Stock. The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends and becomes redeemable at $100 per share at the option of the Board of Directors after April 26, 2001. During 2000, 10,000 shares of this offering were converted to 485,436 shares of common stock pursuant to the original terms of the preferred stock. At December 31, 2000, there were $113,000 dividends payable related to the Series A convertible preferred stock.

         The Series A and B Preferred Stock contain a mandatory redemption feature whereby the sale, lease, exchange or transfer of all or substantially all of the assets of the Company are regarded as liquidation events. Consistent with the classification of the Series B Preferred Stock, the Company has revised the consolidated financial statements as of December 31, 1999 to present the Series A Preferred Stock subject to mandatory redemption features as Redeemable Preferred Stock outside of shareholders' equity.


7.       SHAREHOLDERS' EQUITY

         During the third quarter of 1999, the Company issued, in a private placement to an institutional accredited investor, 500,000 unregistered restricted shares of authorized Common Stock at $3.00 per share for an aggregate amount of $1,500,000.

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS


8.       INCOME TAXES

         The Company's income tax expense principally results from a write-off of the deferred tax asset of $2,821,000, through an increase in the valuation allowance.

         The components of the provision for income taxes are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                 2000                1999             1998
       Current
          Foreign              $   30              $   40           $   91

       Deferred
          Federal               2,821                  --               --
          State                    --                  --               --
          Foreign                  --                  --               --
                               ------              ------           ------
                               $2,851              $   40           $   91
                               ======              ======           ======


         The difference between the provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                             2000            1999           1998
       Federal statutory tax rate                          -34.0%          -34.0%         -34.0%
       State income taxes, net of federal benefit           -3.8%           -4.0%          -3.1%
       Change in valuation allowance                       140.3%           30.1%          32.2%
       Foreign income taxes                                  1.1%            2.1%           2.9%
       Other                                                 0.2%            7.9%           4.9%
                                                           -----           -----          -----
                                                           103.8%            2.1%           2.9%
                                                           =====           =====          =====

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

At December 31, 2000 and 1999, deferred tax (assets) liabilities are comprised of the following (in thousands):

                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                                 2000             1999
                                                               ---------        ---------
       Gross deferred tax liabilities
           Capitalization of software development costs        $     921        $     728
           Depreciation                                              238              231
           Other                                                      76               93
                                                               ---------        ---------
                                                                   1,235            1,052
                                                               ---------        ---------
        Gross deferred tax assets
           Foreign tax credit carryforwards                           --             (327)
           Net operating loss carryforwards                       (9,708)          (8,046)
           Tax credit carryforwards                                 (288)            (288)
           In process research and development                      (211)            (229)
           Allowance for doubtful accounts receivable                (99)            (151)
           Accrued expenses                                          (14)             (50)
           Other                                                      --              (72)
                                                               ---------        ---------
                                                                 (10,320)          (9,163)
           Valuation allowance                                     9,085            5,290
                                                               ---------        ---------
                                                                  (1,235)          (3,873)
               Net deferred tax assets                                --           (2,821)
        Less:  Current portion                                        --              200
                                                               ---------        ---------
                                                               $      --        $  (2,621)
                                                               ---------        ---------



        The Company also has alternative minimum tax credit and general business tax credit carryforwards of approximately $43,000 and $245,000, respectively, which will expire in years 2008 through 2011. At December 31, 2000 the Company has U.S. net operating loss carryforwards of approximately $24,939,000 which expire in years 2009 through 2015.

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


9.      STOCK OPTION PLANS

        In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan"). The Company has reserved 1,200,000 shares of common stock for issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria or change of control as specified by the

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

        individual grant agreements. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-fourth increments on the first, second, third and fourth anniversaries of the date of grant. Options expire ten years after the date of grant.

        At December 31, 2000, 167,172 options were available for grant and 805,723 options were outstanding related to the Option Plan.

        The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option grants described above been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                             YEAR ENDED
                                                                             DECEMBER 31,
                                                                2000              1999             1998
        Net loss applicable to common shareholders
           As reported                                    $  (6,116)        $  (2,075)        $  (3,125)
           Pro forma                                         (6,555)           (2,267)           (3,478)

        Net loss per share
           Basic and diluted
             As reported                                  $   (1.02)        $    (.40)        $    (.61)
             Pro forma                                        (1.09)            (0.43)            (0.68)


        The fair value of each option grant and the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2000, 1999 and 1998, respectively: dividend yield of 0% for all years; expected volatility of 134%, 92% and 71%, risk-free interest rate ranging from 4.78% to 6.32% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

        In accordance with FAS 123, for the years ended December 31,1999 and 1998, $10,000 and $7,000 respectively, was recorded to expense related to options and warrants granted to non-employees. There was no corresponding activity in 2000.

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

         A summary of stock option activity is as follows:

                                                              EXERCISE      WEIGHTED      WEIGHTED
                                                               PRICE      AVG EXERCISE    AVERAGE
                                                SHARES        PER SHARE       PRICE      FAIR VALUE
                                                                  $             $            $

         Outstanding at December 31, 1997      1,029,876     2.31 - 4.94      3.20
           Granted                               461,500     1.88 - 5.00      3.53          2.10
           Exercised                             (34,511)           3.25      3.25
           Canceled or expired                  (399,818)    2.50 - 5.00      3.48
                                              ----------

         Outstanding at December 31, 1998      1,057,047     1.88 - 5.00      3.35
           Granted                               634,200     1.59 - 5.00      3.26          2.31
           Exercised                             (67,398)    2.56 - 5.00      3.14
           Canceled or expired                (1,000,402)    1.59 - 5.00      3.22
                                              ----------

         Outstanding at December 31, 1999        623,447     1.59 - 5.00      3.49

           Granted                               518,500     1.31 - 18.19     4.50          3.89
           Exercised                             (60,624)    1.88 -  5.00     3.22
           Canceled or expired                  (275,600)    1.88 - 16.19     4.35
                                              ----------

         Outstanding at December 31, 2000        805,723     1.31 - 18.19     3.86
                                              ==========

         Options exercisable
           at December 31, 2000                  151,147                      3.71
                                              ==========

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                   NUMBER      WEIGHTED                        NUMBER
                              OUTSTANDING       AVERAGE     WEIGHTED      OUTSTANDING      WEIGHTED
                                       AT     REMAINING      AVERAGE               AT       AVERAGE
                             DECEMBER 31,   CONTRACTUAL     EXERCISE     DECEMBER 31,      EXERCISE
                                     2000          LIFE        PRICE             2000         PRICE
         $1.31 - $ 3.38         304,048         8.79         $2.36           53,673          $2.54
         $3.50 - $ 4.75         290,675         8.38          3.98           83,724           4.26
         $4.94 - $18.18         211,000         8.99          5.86           13,750           4.99
                                -------                                     -------
         $1.31 - $18.18         805,723         8.69          3.86          151,147           3.71
                                =======                                     =======

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

10.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space, equipment and automobiles under noncancelable lease agreements expiring on various dates through 2005. At December 31, 2000, future minimum rentals for noncancelable leases are as follows (in thousands):

                                            MINIMUM
         YEAR ENDING                         ANNUAL
         DECEMBER 31,                       RENTALS
         2001                               $ 1,027
         2002                                 1,011
         2003                                   988
         2004                                   839
         2005                                   533
                                            -------
                                            $ 4,398
                                            =======

         Net rent expense under these and other agreements was approximately $960,000, $1,056,000, and $619,000 for the years ended December 31,
         2000, 1999 and 1998, respectively. Rent expense was offset by rental income from subleased office space in the amounts of $46,000 and $295,000, for the years ended December 31, 1999 and 1998, respectively. There was no corresponding rental income in 2000.

         The Company is subject to legal proceedings and claims which may arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

11.      EMPLOYEE BENEFIT PLANS

         401(K) PLAN

         Effective August 1, 1991, the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 20% of their annual compensation to the 401(k) Plan. For each payroll period, the Company matches 30% of the lesser of (1) the participants' contribution or (2) 5% of the participants' compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 2000, 1999 and 1998, the Company made matching contributions of approximately $35,500, $34,500 and $59,100, respectively, to the 401(k) Plan and no discretionary contributions.

         EMPLOYEE STOCK PURCHASE PLAN

         The Company has reserved 70,000 shares of common stock for issuance under its Employee Stock Purchase Plan ("ESPP"). The ESPP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. The exercise price of the option was 85% of the lower of the fair market value of the common stock at either the beginning or end of the quarter. Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter. No compensation expense is recorded in connection with this plan. During 2000 and 1999, 2,129 and 4,895 shares, respectively, were issued under the ESPP. At December 31, 2000, 55,756 shares had been issued cumulatively under the plan and options to purchase 4,822 shares were outstanding.

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

12.      SEGMENT INFORMATION

         During June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131 - "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). The statement requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures. Management believes that it has only a single segment consisting of software sales with related services and support. The enterprise-wide disclosures required by FAS 131 are presented below. The Company exports its products through agreements with international distributors to whom it grants territorial rights.

         A summary of international revenues, including the Company's UK subsidiary, by geographic area is as follows (in thousands):

                                                          YEAR ENDED
                                                        DECEMBER 31,
                                              2000            1999            1998

         United States                    $  4,300        $  5,318        $  6,877
         Europe                              4,249           5,026           6,341
         South America                         418              50             714
         Australia and New Zealand             303             787             501
         Asia                                  233              --              68
         South Africa                           --              12              36
                                          --------        --------        --------
                                          $  9,503        $ 11,193        $ 14,537
                                          ========        ========        ========

         Long-lived assets of the Company are located primarily in the United States. However, as a result of the Co-cam acquisition (Note 2), fixed assets of $126,000, or 17.6% of the consolidated balance, are located in the United Kingdom.

13.      RELATED PARTY TRANSACTIONS

         During 1998, the Company incurred expense of $147,000 related to a third party software provider whose President was a member of the Board of Directors of the Company through April 1998. The 1998 payments were made according to a contract dated January 1, 1998. This thirty-month contract requires payments of royalties on a quarterly basis with a minimum payment of $36,750 per quarter.

         During the second quarter of 1999, the Company issued 20,000 shares of Series A Redeemable Convertible Preferred Stock in a private placement to two officers. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering.

         During the fourth quarter of 2000, the Company issued 7,020 shares of Series B Redeemable Convertible Preferred Stock in a private placement. 5,250 shares of this offering, representing $525,000, were issued to an officer and a director of the Company.

         The Company's Chairman of the Board is also a member of the Board of Directors of one of the Company's lenders.

FIRSTWAVE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

14.      SUBSEQUENT EVENTS

         On February 12, 2001 the Company executed a promissory note with its President and Chief Executive Officer in the amount of $750,000. The note bears interest at 9% and is payable in full with interest on January 15, 2002. The note is secured by a junior lien on all of the Company's assets, subordinate to the Company's bank line of credit.

         During the first quarter of 2001, the Company paid down $410,000 on the revolving line of credit.

         On April 5, 2001, the Company liquidated its $1,500,000 US Treasury bill and paid off the related $1,500,000 line of credit.

         On April 16, 2001, the Company liquidated its $700,000 certificate of deposit and paid off the related $700,000 promissory note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to information under the caption "Election of Directors - Director Nominee Biographical Information", "- Executive Officers" and "- Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to information under the captions "Election of Directors - Additional Information Concerning the Board of Directors" and "Executive Compensation" (exclusive of the subsections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to information under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  1.       Financial Statements
                           -        Report of Independent Accountants
                           - Consolidated Balance Sheet at December 31, 2000 and December 31, 1999
                           - Consolidated Statement of Operations for the three years ended December 31, 2000
                           - Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2000
                           - Consolidated Statement of Cash Flows for the three years ended December 31, 2000
                           -        Notes to Financial Statements

                  2.       Financial Statement Schedules
                           - Schedule II - Valuation and Qualifying Accounts, for the three years ended December 31, 2000

3.       Exhibits

3.1      Amended and Restated Articles of Incorporation of the Company.(1)

3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b)()of the Company's Registration Statement on
         Form S-8 (Registration No. 333-55939)).

3.3 Articles of Amendment dated April 26, 1999 setting forth the designation of the Series A Redeemable Preferred Stock.

3.4 Articles of Amendment dated November 15, 2000 setting forth the designation of the Series B Redeemable Preferred Stock.

4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.

10.3     Lease dated January 30, 1988 between the Company and Atlanta Overlook
         Associates #3 concerning the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain First
         Amendment of Office Building Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building
         Lease dated as of October 2, 1989.(1)

10.4     Firstwave Technologies, Inc. Amended and Restated 1993 Stock Option
         Plan (incorporated herein by reference to Exhibit 4(a) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55939)).(7)

10.5 Tax Indemnification Agreement dated February 4, 1993 among the Company and certain of its shareholders.(2)

10.6     Form of Selective Distribution Agreement for International
         Distributors.(1)

10.7     Form of Software License Agreement.(1)

10.9     Computer Software License Marketing Agreement dated December 21, 1987 between the Company and Co-Cam Computer Services, Pty. Ltd.(1)

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

10.14    Firstwave Technologies, Inc. Employee Stock Purchase Plan.
         (incorporated herein by reference to Exhibit 4(a) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55971)(7)

10.15    Option Agreement, dated July 25, 1997, between the Company and
         Netgain Corporation.(4)

10.17 Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees Retirement
         System relating to the Company's principal offices located at 2859
         Paces Ferry Road, Atlanta, GA.(6)

10.18    Eighth Amendment to Lease Agreement dated as of May 8, 1998 between the
         Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry
         Road, Atlanta, GA.(5)

10.19    First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan
         (incorporated herein by reference to Exhibit 4(c) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55939)).(7)

10.20    First Amendment to Firstwave Technologies, Inc. Employee Stock Purchase
         Plan (incorporated herein by reference to Exhibit 4(b) of the Company's
         Registration Statement on Form S-8 (Registration No. 333-55971)).(7)

10.21 Board of Directors Compensation Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8
         (Registration No. 333-55939).(7)

10.22 Ninth Amendment to Lease Agreement dated as of February 3, 2000 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry
         Road, Atlanta, GA.(8)

10.23 Tenth Amendment to Lease Agreement dated as of February 28, 2000 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry
         Road, Atlanta, GA.(8)

10.24    Loan and Security Agreement in the amount of $1,500,000 dated June 28,
         2000 by the Company in favor of Silicon Valley Bank.

10.25 Promissory Note in the amount of $700,000 dated January 5, 2001 by the Company in favor of Bank of America.

10.26    Loan and Security Agreement in the amount of up to $1,750,000 dated
         December 19, 2000 by the Company in favor of Silicon Valley Bank

10.27 Promissory Note in the amount of $750,000 dated February 12, 2001 by the Company in favor of Richard T. Brock.

13       2000 Annual Report to Shareholders.

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

(8) Incorporated herein by reference to exhibit of the same number in the Company's Form 10-K for the year ended December 31, 1999.


(b)      Form 8-K:
         None

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (THOUSANDS OF DOLLARS)

                                         BALANCE AT                                BALANCE AT
                                         BEGINNING     CHARGED TO     ACCOUNTS         END
                                             OF        COSTS AND      WRITTEN          OF
          DESCRIPTION                      PERIOD       EXPENSES    OFF/RELEASED     PERIOD
          -----------                    ----------    ----------   ------------   ----------

Allowance for doubtful accounts            $  345        $   57        $  115        $  287
                                           ------        ------        ------        ------

Tax asset valuation allowance              $5,290        $3,795        $    0        $9,085
                                           ------        ------        ------        ------

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (THOUSANDS OF DOLLARS)

                                         BALANCE AT                                BALANCE AT
                                         BEGINNING     CHARGED TO     ACCOUNTS        END
                                             OF        COSTS AND      WRITTEN          OF
          DESCRIPTION                      PERIOD       EXPENSES    OFF/RELEASED     PERIOD
          -----------                    ----------    ----------   ------------   ----------

Allowance for doubtful accounts            $  425        $   81        $  161        $  345
                                           ------        ------        ------        ------

Tax asset valuation allowance              $4,717        $  573        $    0        $5,290
                                           ------        ------        ------        ------

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (THOUSANDS OF DOLLARS)

                                         BALANCE AT                                BALANCE AT
                                         BEGINNING     CHARGED TO     ACCOUNTS        END
                                             OF        COSTS AND      WRITTEN          OF
          DESCRIPTION                      PERIOD       EXPENSES    OFF/RELEASED     PERIOD
          -----------                    ----------    ----------   ------------   ----------

Allowance for doubtful accounts            $  703        $   66        $  344        $  425
                                           ------        ------        ------        ------

Tax asset valuation allowance              $3,710        $1,007        $    0        $4,717
                                           ------        ------        ------        ------

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference the Registration Statement on Form S-3 (No. 333-46319) and the Registration Statements on Form S-8 (No. 33-66456, No. 33-75374, No. 33-88304, No. 333-55939 and No. 333-55971) of
Firstwave Technologies, Inc. of our report dated April 16, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Atlanta, Georgia
April 17, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Firstwave Technologies, Inc.


Date:  April 16, 2001               By: /s/  Richard T. Brock
                                        ----------------------------------------
                                        Richard T. Brock
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 16, 2001                /s/ Richard T. Brock
                                    --------------------------------------------
                                    Richard T. Brock
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: April 16, 2001                /s/ Judith A. Vitale
                                    --------------------------------------------
                                    Judith A. Vitale
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)


Date: April 16, 2001                /s/ James R. Porter
                                    --------------------------------------------
                                    James R. Porter
                                    Chairman


Date: April 16, 2001                /s/ Roger A. Babb
                                    --------------------------------------------
                                    Roger A. Babb
                                    Director


Date: April 16, 2001                /s/ John F. Keane
                                    --------------------------------------------
                                    John F. Keane
                                    Director



Date: April 16, 2001                /s/ Michael T. McNeight
                                    --------------------------------------------
                                    Michael T. McNeight
                                    Director