Form 10-Q
period 2001-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2001-05-15
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

            Outstanding as of May 14, 2001
            ------------------------------
            Common Stock, no par value                    6,300,841 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX
                                  -------------

                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheet - December 31, 2000 and March 31, 2001                               3

    Consolidated Statement of Operations - For the Three Months Ended
        March 31, 2000 and March 31, 2001                                                           4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Three Months Ended March 31, 2001                                                   5

    Consolidated Statement of Cash Flows - For the Three Months Ended
       March 31, 2000 and March 31, 2001                                                            6

    Notes to Consolidated Financial Statements                                                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                             10

Part II. Other Information                                                                         13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FIRSTWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                           DEC 31,          MAR 31,
                                                                            2000             2001
                                                                          --------        -----------
                                                                                          (UNAUDITED)
                           ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                               $  1,281         $    557
  RESTRICTED CASH                                                            2,200            2,200
  INVESTMENT SECURITIES, HELD TO MATURITY                                        0              300
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $287 AND $307, RESPECTIVELY                         1,774            1,170
  PREPAID EXPENSES AND OTHER ASSETS                                            444              404
                                                                          --------         --------
              TOTAL CURRENT ASSETS                                           5,699            4,631

  PROPERTY AND EQUIPMENT, NET                                                  717              577
  SOFTWARE DEVELOPMENT COSTS, NET                                            2,580            2,527
  GOODWILL                                                                     311              268
                                                                          --------         --------
                                                                          $  9,307         $  8,003
                                                                          ========         ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                        $    679         $    392
  DEFERRED REVENUE                                                           1,047              908
  ACCRUED EMPLOYEE COMPENSATION AND BENEFITS                                   216              175
  BORROWINGS                                                                 2,836            3,176
  DIVIDENDS PAYABLE                                                            113               97
  OTHER ACCRUED LIABILITIES                                                    188              150
                                                                          --------         --------
              TOTAL CURRENT LIABILITIES                                      5,079            4,898

REDEEMABLE PREFERRED STOCK                                                   1,702            1,702

SHAREHOLDERS' EQUITY                                                         2,526            1,403
                                                                          --------         --------
                                                                          $  9,307         $  8,003
                                                                          ========         ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                          --------------------------
                                                                           MAR 31,           MAR 31,
                                                                             2000             2001
                                                                          --------          --------
NET REVENUES
  SOFTWARE                                                                $    737          $    132
  SERVICES                                                                     672               750
  MAINTENANCE                                                                1,094               703
  OTHER                                                                         66                28
                                                                          --------          --------
                                                                             2,569             1,613
                                                                          --------          --------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                                                                   295               284
    SERVICES                                                                   637               469
    MAINTENANCE                                                                430               272
    OTHER                                                                       64                18
  SALES AND MARKETING                                                          963               791
  PRODUCT DEVELOPMENT                                                          242               195
  GENERAL AND ADMINISTRATIVE                                                   731               663
                                                                          --------          --------
                                                                             3,362             2,692
                                                                          --------          --------

    OPERATING LOSS                                                            (793)           (1,079)

INTEREST INCOME/(EXPENSE)                                                       43               (30)
GAIN/(LOSS) ON INVESTMENTS                                                       0               (12)
                                                                          --------          --------
LOSS BEFORE INCOME TAXES                                                      (750)           (1,121)
 INCOME TAXES                                                                  (20)                0
                                                                          --------          --------
NET LOSS                                                                  $   (770)         $ (1,121)
                                                                          ========          ========

DIVIDENDS ON PREFERRED STOCK                                                   (45)              (38)
                                                                          --------          --------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                                             $   (815)         $ (1,159)
                                                                          ========          ========

BASIC AND DILUTED
 NET LOSS PER SHARE                                                       $  (0.14)         $  (0.18)
                                                                          ========          ========

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING                                                 5,752             6,294
                                                                          ========          ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                          ACCUMULATED
                                            COMMON STOCK          ADD'L       COMPRE-        OTHER
                                       --------------------      PAID-IN      HENSIVE    COMPREHENSIVE   ACCUMULATED
                                         SHARES      AMOUNT      CAPITAL        LOSS          LOSS         DEFICIT         TOTAL
                                       ---------     ------     --------      -------    -------------   -----------      -------
BALANCE AT DECEMBER 31, 2000           6,288,472      $ 12      $ 22,587      $     0        $ (28)       $(20,045)       $ 2,526


EXERCISE OF COMMON STOCK OPTIONS           1,700                       3                                                        3

EMPLOYEE STOCK PLAN PURCHASES              4,822                       4                                                        4

COMPREHENSIVE LOSS:
NET LOSS                                                                       (1,121)                      (1,121)        (1,121)
UNREALIZED LOSS ON INVESTMENT
    SECURITIES                                                                     (4)          (4)                            (4)
FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                                                                     (5)          (5)                            (5)
                                                                              -------
ACCUMULATED COMPREHENSIVE LOSS                                                 (1,130)
                                                                              -------
                                       ---------      ----      --------                     -----        --------        -------
BALANCE AT MARCH 31, 2001              6,294,994      $ 12      $ 22,594                     $ (37)       $(21,166)       $ 1,403
                                       =========      ====      ========                     =====        ========        =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                   ----------------------------------
                                                                   MAR 31, 2000          MAR 31, 2001
                                                                   ------------          ------------
CASH FLOWS USED IN OPERATING ACTIVITIES                              $    (47)              $   (517)

CASH FLOWS FROM INVESTING ACTIVITIES
  SOFTWARE DEVELOPMENT COSTS                                             (500)                  (224)
  PURCHASES OF PROPERTY AND EQUIPMENT                                     (77)                   (21)
  PURCHASE OF INVESTMENT SECURITIES                                      (493)                  (711)
  PROCEEDS FROM SALE/MATURITY OF INVESTMENT SECURITIES                  1,646                    395
  LOSS ON INVESTMENT SECURITIES                                             0                     12
                                                                     --------               --------
       NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                576                   (549)
                                                                     --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                                1                      4
  PAYMENT OF DIVIDENDS ON PREFERRED STOCK                                (123)                   (16)
  PROCEEDS FROM BORROWINGS                                                  0                    750
  REPAYMENT OF BORROWINGS                                                   0                   (410)
  EXERCISE OF COMMON STOCK OPTIONS                                        192                      3
                                                                     --------               --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                           70                    331
                                                                     --------               --------


                                                                     --------               --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     1                     11
                                                                     --------               --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                          600                   (724)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,029                  1,281
                                                                     --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  2,629               $    557
                                                                     ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                     --------               --------
  CASH PAID FOR INCOME TAXES                                         $     20               $      0
                                                                     ========               ========

  CASH PAID FOR INTEREST                                             $      0               $     60
                                                                     ========               ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements contained in the Company's Form 10-K for the period ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

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

         RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001 and it did not have a material impact on the consolidated financial statements.

C.       BORROWINGS

         On February 12, 2001 the Company executed a promissory note with its President and Chief Executive Officer in the amount of $750,000. The note bears interest at 9% and is payable in full with interest on January 15, 2002. The note is secured by a junior lien on all of the Company's assets, subordinate to the Company's bank line of credit.

D.       SUBSEQUENT EVENTS

         On April 5, 2001, the Company liquidated its $1,500,000 US Treasury bill and paid off the related $1,500,000 line of credit.

         On April 16, 2001, the Company liquidated its $700,000 certificate of deposit and paid off the related $700,000 promissory note.

         On May 8, 2001, the Company paid off the remaining balance on its revolving line of credit and the agreement was terminated. On May 8, 2001 the Company signed a term sheet with the same commercial bank for a line of credit for up to $500,000 based on the Company's eligible accounts receivable, as defined in the agreement. Said line of credit will expire one year from execution, bear interest at 1.85% per month, and be secured by the assets of the Company.

ITEM 2.

                          FIRSTWAVE TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Firstwave Technologies, Inc. provides Internet-based customer relationship management (eCRM) solutions. The Company is based in Atlanta, Georgia with an office located in London, England. Firstwave offers powerful applications that optimize the sales, marketing and customer service functions through a series of solutions. The Company supports three product lines: Firstwave eCRM, Takecontrol(R), and Firstwave for Unix.

RESULTS OF OPERATIONS

Total revenues decreased 37.2% from $2,569,000 in the first quarter of 2000 to $1,613,000 in the first quarter of 2001. Software revenues decreased 82.1% from $737,000 in the first quarter of 2000 to $132,000 in the first quarter of 2001 due to decreased sales. As a percentage of total revenues, international license revenues decreased from 17.6% in the first quarter of 2000 to 7.1% in the first quarter of 2001.

Services revenues increased 11.6% from $672,000 in the first quarter of 2000 to $750,000 in the first quarter of 2001. The increase in services revenues is due primarily to increased services engagements by the UK operation.

Maintenance revenues decreased 35.7% from $1,094,000 in the first quarter of 2000 to $703,000 in the first quarter of 2001. Maintenance revenues are the result of renewal agreements from previous software license sales and implementation of new agreements from software license sales. The decrease is primarily due to a decrease in the Company's Takecontrol installed base of systems covered under maintenance agreements.

Cost of software revenues decreased 3.7% from $295,000 in the first quarter of 2000 to $284,000 in the first quarter of 2001. The decrease is the result of decreased third party software costs consistent with lower software revenue, offset by increased amortization of capitalized software associated with the Firstwave eRM product line. Cost of software revenues include costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services decreased 26.4% from $637,000 in the first quarter of 2000 to $469,000 in the first quarter of 2001 due to decreased payroll and related costs. Cost of revenues for maintenance decreased 36.7% from $430,000 in the first quarter of 2000 to $272,000 in the first quarter of 2001. The decrease in cost of maintenance is primarily due to decreased cost of international maintenance consistent with decreased international maintenance revenue.

Sales and marketing expense decreased 17.9% from $963,000 in the first quarter of 2000 to $791,000 in the first quarter of 2001. The decreases are due to changes in the Company's marketing strategy.

The Company's product innovation and development expenditures, which includes amounts capitalized, decreased 43.5% from $742,000 in the first quarter of 2000 to $419,000 in the first quarter of 2001. The decrease is primarily due to decreased contract services expense. Software development costs capitalized during the three months ended March 31, 2000 and 2001 were $500,000 and $224,000 respectively.

General and administrative expenses decreased 9.3% from $731,000 in the first quarter of 2000 to $663,000 in the first quarter of 2001 due to a decrease in personnel and personnel related costs.

Net interest income decreased 169.8% from $43,000 net interest income in the first quarter of 2000 to $30,000 net interest expense in the first quarter of 2001 due to the decrease in invested cash balances and increased level of borrowings.

The net loss applicable to common shareholders includes a charge for dividends related to the Company's outstanding convertible preferred stock. The amounts for first quarter 2000 and first quarter 2001 were $45,000 and $38,000, respectively.

The above factors combined to result in a 42.2% increase in net loss from $815,000 in the first quarter of 2000 to a net loss applicable to common shareholders of $1,159,000 in the first quarter of 2001, and a net loss per share of $0.14 for the first quarter of 2000 compared to a net loss per share of $0.18 for the first quarter of 2001.

BALANCE SHEET

Net accounts receivable decreased 34.0% from $1,774,000 at December 31, 2000 to $1,170,000 at March 31, 2001 due to collection of outstanding receivables and decreased billings consistent with lower revenues. Property and equipment decreased 19.5% from $717,000 at December 31, 2000 to $577,000 at March 31, 2001, due to year to date depreciation offset by additional fixed asset purchases. Accounts payable decreased 42.3% from $679,000 to $392,000 due to vendor payments made during the first quarter and decreased marketing expenses during the first quarter. Deferred revenue decreased 13.2% from $1,047,000 at December 31, 2000 to $908,000 at March 31, 2001 primarily due to the recognition of three months of maintenance revenues related to annual contracts billed in advance at year end.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the balance of cash, cash equivalents and investments was $857,000. compared to $1,281,000 at December 31, 2000. The Company has implemented several measures in an effort to reduce the Company's expenses and to help the Company preserve cash. In addition, the Company is actively pursuing additional long-term equity and/or debt financing.

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


                                    FIRSTWAVE TECHNOLOGIES, INC.



DATE:   May 14, 2001                /s/ Judith A. Vitale
                                    -----------------------------------------
                                    Judith A. Vitale
                                    Vice President of Finance and Administration