Form 10-Q
period 2001-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2001-08-13
CIK 897078

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

     Outstanding as of August 10, 2001
     ---------------------------------

     Common Stock, no par value                     6,300,841 Shares

                          FIRSTWAVE TECHNOLOGIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                     Page No.
                                                                                     --------
Part  I.  Financial Information

Item 1.   Financial Statements

    Consolidated Balance Sheet - December 31, 2000 and June 30, 2001                     3

    Consolidated Statement of Operations - For the Three and Six Months Ended
        June 30, 2000 and June 30, 2001                                                  4

    Consolidated Statement of Changes in Shareholders' Equity -
        For the Six Months Ended June 30, 2001                                           5

    Consolidated Statement of Cash Flows - For the Six Months Ended
       June 30, 2000 and June 30, 2001                                                   6

    Notes to Consolidated Financial Statements                                           7



Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                               11


Part II.  Other Information                                                             15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FIRSTWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                 DEC 31,         JUNE 30,
                                                                   2000            2001
                                                                 -------         --------
                                                                                (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                       $1,281          $  738
  RESTRICTED CASH                                                  2,200               0
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $287 AND $275, RESPECTIVELY               1,774             742
  PREPAID EXPENSES AND OTHER ASSETS                                  444             413
                                                                  ------          ------
                    TOTAL CURRENT ASSETS                           5,699           1,893

  PROPERTY AND EQUIPMENT, NET                                        717             502
  SOFTWARE DEVELOPMENT COSTS, NET                                  2,580           2,291
  GOODWILL                                                           311             232
                                                                  ------          ------
                                                                  $9,307          $4,918
                                                                  ======          ======



                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                $  679          $  496
  DEFERRED REVENUE                                                 1,047             682
  ACCRUED EMPLOYEE COMPENSATION AND BENEFITS                         216             108
  BORROWINGS                                                       2,836             750
  DIVIDENDS PAYABLE                                                  113              82
  OTHER ACCRUED LIABILITIES                                          188             170
                                                                  ------          ------
                    TOTAL CURRENT LIABILITIES                      5,079           2,288

REDEEMABLE PREFERRED STOCK                                         1,702           1,702

SHAREHOLDERS' EQUITY                                               2,526             928
                                                                  ------          ------
                                                                  $9,307          $4,918
                                                                  ======          ======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                       ---------------------------           ---------------------------
                                       JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                         2000               2001               2000               2001
                                       --------           --------           --------           --------
NET REVENUES
  SOFTWARE                             $    967           $    333           $  1,704           $    465
  SERVICES                                  741                796              1,413              1,546
  MAINTENANCE                               916                581              2,010              1,284
  OTHER                                      86                 35                152                 63
                                       --------           --------           --------           --------
                                          2,710              1,745              5,279              3,358
                                       --------           --------           --------           --------
COST AND EXPENSES
  COST OF REVENUES
    SOFTWARE                                224                329                519                613
    SERVICES                                654                492              1,291                961
    MAINTENANCE                             408                172                838                444
    OTHER                                    59                 24                123                 42
  SALES AND MARKETING                     1,233                539              2,196              1,330
  PRODUCT DEVELOPMENT                       295                147                537                342
  GENERAL AND ADMINISTRATIVE                692                601              1,423              1,264
                                       --------           --------           --------           --------
                                          3,565              2,304              6,927              4,996
                                       --------           --------           --------           --------

    OPERATING LOSS                         (855)              (559)            (1,648)            (1,638)

INTEREST INCOME/(EXPENSE)                    34                (14)                77                (44)
OTHER INCOME, NET                             0                 92                  0                 80
                                       --------           --------           --------           --------
LOSS BEFORE INCOME TAXES                   (821)              (481)            (1,571)            (1,602)
 INCOME TAXES                               (10)                (1)               (30)                (1)
                                       --------           --------           --------           --------
NET LOSS                               $   (831)          $   (482)          $ (1,601)          $ (1,603)
                                       ========           ========           ========           ========

DIVIDENDS ON PREFERRED STOCK                (30)               (38)               (75)               (76)
                                       --------           --------           --------           --------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                          $   (861)          $   (520)          $ (1,676)          $ (1,679)
                                       ========           ========           ========           ========

BASIC AND DILUTED
 NET LOSS PER SHARE                    $  (0.14)          $  (0.08)          $  (0.29)          $  (0.27)
                                       ========           ========           ========           ========

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING              6,057              6,300              5,836              6,295
                                       ========           ========           ========           ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                              COMMON STOCK                              ACCUMULATED
                                           -------------------     ADD'L     COMPRE-       OTHER
                                                                  PAID-IN    HENSIVE    COMPREHENSIVE    ACCUMULATED
                                             SHARES     AMOUNT    CAPITAL      LOSS         LOSS           DEFICIT       TOTAL
                                           ---------    ------   --------    -------    -------------    -----------    -------
BALANCE AT DECEMBER 31, 2000               6,288,472     $ 12    $ 22,587    $     0       $ (28)         $(20,045)     $ 2,526


EXERCISE OF COMMON STOCK OPTIONS               1,700                    3                                                     3

EMPLOYEE STOCK PLAN PURCHASES                 10,669                    9                                                     9



COMPREHENSIVE LOSS:
NET LOSS                                                                      (1,603)                       (1,603)      (1,603)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                           (7)         (7)                            (7)
                                                                             -------
ACCUMULATED COMPREHENSIVE LOSS                                                (1,610)
                                                                             -------

                                           ---------     ----    --------                  -----          --------      -------

BALANCE AT JUNE 30, 2001                   6,300,841     $ 12    $ 22,599                  $ (35)         $(21,648)     $   928
                                           =========     ====    ========                  =====          ========      =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                 --------------------------------
                                                                 JUNE 30, 2000      JUNE 30, 2001
                                                                 -------------      -------------
CASH FLOWS USED IN OPERATING ACTIVITIES                             $   (533)          $   (315)

CASH FLOWS FROM INVESTING ACTIVITIES
  SOFTWARE DEVELOPMENT COSTS                                            (875)              (307)
  PURCHASES OF PROPERTY AND EQUIPMENT                                   (181)               (28)
  PURCHASE OF INVESTMENT SECURITIES                                     (493)              (711)
  PROCEEDS FROM SALE/MATURITY OF INVESTMENT SECURITIES                 2,146                691
  LOSS ON INVESTMENT SECURITIES                                            0                 20
                                                                    --------           --------
       NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES               597               (335)
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM EMPLOYEE STOCK PURCHASE PLAN                               3                  9
  PAYMENT OF DIVIDENDS ON PREFERRED STOCK                               (123)               (31)
  PROCEEDS FROM BORROWINGS                                             1,500                750
  REPAYMENT OF BORROWINGS                                                  0             (2,836)
  PROCEEDS FROM RESTRICTED CASH USED TO SECURE BORROWINGS                  0              2,200
  EXERCISE OF COMMON STOCK OPTIONS                                       195                  3
                                                                    --------           --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,575                 95
                                                                    --------           --------


                                                                    --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    8                 12
                                                                    --------           --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                       1,647               (543)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,029              1,281
                                                                    --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  3,676           $    738
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                    --------           --------
  CASH PAID FOR INCOME TAXES                                        $     30           $      1
                                                                    ========           ========

  CASH PAID FOR INTEREST                                            $      0           $     79
                                                                    ========           ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          FIRSTWAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001 and it did not have a material impact on the consolidated financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and is effective for transfers and servicing occurring after June 30, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. Upon its adoption, the Company will account for activity under its Accounts Receivable Purchase Agreement (discussed in Note C) pursuant to SFAS No. 140.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as pooling of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For calendar year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002.

         The Company is currently assessing the impact of implementing these standards, and believes they will not have a material impact on the consolidated financial statements.

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

         On June 5, 2001 the Company signed an Accounts Receivable Purchase Agreement with a commercial bank whereby the Company may sell up to $500,000 of its eligible accounts receivable, as defined in the agreement. Said agreement will expire one year from execution, bear interest at 1.85% per month, and be secured by the assets of the Company. As of June 30, 2001 there were no outstanding borrowings under this agreement.

D.       SUBSEQUENT EVENTS

         On July 19, 2001 the Company executed a Convertible Note Purchase Agreement with Mercury Fund II, Ltd. in the amount of $500,025. The note bears interest at 9% per annum and is due and payable on the earlier of conversion to shares of Series C Preferred Stock (upon shareholder approval) or October 31, 2001.

         In response to a notification from the Nasdaq Stock Market Inc. ("Nasdaq") of a deficiency in the continued listing requirements of net tangible assets and market value of public float, the Company presented a plan to regain and sustain compliance at a hearing before the Nasdaq Listing Qualifications Panel on July 19, 2001. The plan includes the following:

                  1. The sale and issuance of (i) 6,667 shares of Series C Preferred Stock upon the conversion of the promissory note in the original principal amount of $500,025 previously issued to Mercury Fund II, Ltd. and (ii) warrants to acquire up to 125,025 shares of common stock.

                  2. The sale and issuance of 10,000 shares of Series C Preferred Stock to Richard T. Brock, President and CEO of the Company, in exchange for the promissory note of the Company in the aggregate principal amount of $750,000 held by Mr. Brock.

                  3. An amendment to the Company's Articles of Incorporation to eliminate certain provisions that require the Company to treat $1,702,000 of the Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as "redeemable securities" rather than permanent equity in the Company's consolidated balance sheet.

                  4. An amendment to the Company's Articles of Incorporation to effect a reverse stock split of all issued and outstanding shares of the Company's common stock at a ratio not to exceed one-for-three.

         The Company filed a Preliminary Proxy statement with the Securities and Exchange Commission on July 25, 2001, and a special meeting of shareholders is currently scheduled for August 29, 2001. At the meeting on August 29, 2001, shareholders will vote on the above transactions, each of which has been approved by the Board of Directors of the Company subject to shareholder approval.

         On August 3, 2001, Nasdaq notified the Company that its securities will continue to be listed on the Nasdaq SmallCap Market with a temporary exception from the Net Tangible Asset and Minimum Bid Price requirements. The exception requires the Company to report net tangible assets in excess of $3.5 million by September 4, 2001, and for the Company's common stock to demonstrate a closing bid price at or above $1.00 per share on or before September 4, 2001 and immediately thereafter a closing bid price at or above $1.00 for at least 10 consecutive trading days. Satisfaction of these conditions will require that the Company's shareholders approve the various transactions outlined above at the special meeting of shareholders. In the event the Company is deemed to have met the terms of the exception, its common stock shall continue to be listed on The Nasdaq SmallCap Market. If the above transactions are not approved by shareholders and the Company is delisted from Nasdaq, these events could adversely impact the Company's ability to raise additional capital.

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

RESULTS OF OPERATIONS

Total revenues decreased 35.6% from $2,710,000 in the second quarter of 2000 to $1,745,000 in the second quarter of 2001. Year to date total revenues decreased 36.4% from $5,279,00 in 2000 to $3,358,000 in 2001. These decreases are primarily due to decreases in software sales and decreases in maintenance revenues due to cancellation of maintenance agreements by Takecontrol software customers. Software revenues decreased 65.6% from $967,000 in the second quarter of 2000 to $333,000 in the second quarter of 2001. Year to date software revenues decreased 72.7% from $1,704,000 in 2000 to $465,000 in 2001. The
Company's software revenues are significantly dependent upon the timing of closing of license agreements.

Services revenues increased 7.4% from $741,000 in the second quarter of 2000 to $796,000 in the second quarter of 2001, and year to date increased 9.4% from $1,413,000 in 2000 to $1,546,000 in 2001. The increases are primarily due to increases in services engagements with existing customers.

Maintenance revenues decreased 36.6% from $916,000 in the second quarter of 2000 to $581,000 in the second quarter of 2001, and year to date, decreased 36.1% from $2,010,000 for the first six months of 2000 compared to $1,284,000 for the first six months of 2001. Maintenance revenues are the result of renewal agreements from previous software license sales. The decreases are primarily due to a decrease in the Company's Takecontrol installed base of systems covered under maintenance agreements.

Cost of software revenues increased 46.9% from $224,000 in the second quarter of 2000 to $329,000 in the second quarter of 2001. Year to date, cost of software revenues increased 18.1% from $519,000 in 2000 to $613,000 in 2001. The increases are a result of the amortization of capitalized software additions of the Firstwave eCRM product line. Cost of software revenues include costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services decreased 24.8% from $654,000 in the second quarter of 2000 to $492,000 in the second quarter of 2001 due to decreased payroll and related costs. Cost of revenues for maintenance decreased 57.8% from $408,000 in the second quarter of 2000 to $172,000 in the second quarter of 2001 primarily due to decreased international maintenance costs associated with decreased international maintenance revenue and decreased payroll and related costs.

Sales and marketing expense decreased 56.3% from $1,233,000 in the second quarter of 2000 to $539,000 in the second quarter of 2001 and year to date decreased 39.4% from $2,196,000 in 2000 to $1,330,000 in 2001. The decreases are related to changes in the Company's marketing strategy which resulted in expense reductions for advertising, direct mail and e-mail campaigns, as well as, lower payroll costs and lower commission expense consistent with lower software revenue.

The Company's product innovation and development expenditures, which includes amounts capitalized, decreased 65.6% from $670,000 in the second quarter of 2000 to $230,000 in the second quarter of 2001. Year to date, product innovation and development expenditures decreased 54.0% from $1,412,000 in 2000 to $649,000 in 2001. The decreases are primarily related to decreased use of outside development contractors and the temporary reallocation of some development resources to the services organization during second quarter 2000. Software development costs capitalized during the three months and six months ended June 30, 2000 and June 30, 2001 were $375,000 and $875,000 and $83,000 and $307,000 respectively.

General and administrative expenses decreased 13.2% from $692,000 in the second quarter of 2000 to $601,000 in the second quarter of 2001, and year to date decreased 11.2% from $1,423,000 in 2000 to $1,264,000 in 2001, in each case primarily due to decreases in personnel and personnel related costs.

Net interest income decreased 141.2% from $34,000 net interest income in the second quarter of 2000 to $14,000 net interest expense in the second quarter of 2001 due to the decrease in invested cash balances and changes in the level of borrowings during the period.

Other income results from a settlement agreement related to the cancellation by a third party of a sublease of office space from the Company, offset by losses related to the Company's securities investments.

The above factors combined to result in a 39.6% decrease in net loss from $861,000 in the second quarter of 2000 to $520,000 in the second quarter of 2001, and a net loss per share of $0.14 for the second quarter of 2000 compared to a net loss per share of $0.08 for the second quarter of 2001. Year to date, net loss remained consistent at $1,679,000 in 2001 compared to $1,676,000 in 2000. Year to date, net loss per share decreased 6.9% from $0.29 per share in 2000 compared to $0.27 per share in 2001. The net loss per share amounts for the quarters ended June 30, 2000 and June 30, 2001 also include dividends accrued on preferred stock of $75,000 and $76,000 respectively.

BALANCE SHEET

Net accounts receivable decreased 58.2% from $1,774,000 at December 31, 2000 to $742,000 at June 30, 2001 due to collection of outstanding receivables and decreased billings consistent with lower revenues. Property and equipment decreased 30.0% from $717,000 at December 31, 2000 to $502,000 at June 30, 2001,
due to year to date depreciation offset by additional fixed asset purchases. Capitalized software decreased 11.2% from $2,580,000 at December 31, 2000 to $2,291,000 at June 30, 2001 due to year to date amortization offset by additional capitalization of development costs. Accounts payable decreased 27.0% from $679,000 to

$496,000 due to vendor payments and decreased expenses. Deferred revenue decreased 34.9% from $1,047,000 at December 31, 2000 to $682,000 at June 30,
2001 primarily due to the recognition of six months of maintenance revenues related to annual contracts billed in advance at year end. Accrued employee compensation and benefits decreased 50.0% from $216,000 at December 31, 2000 to $108,000 at June 30, 2001 due to decreased accruals related to lower personnel counts and decreased commission accruals consistent with lower software revenues. Borrowings decreased 73.5% from $2,836,000 at December 31, 2000 to $750,000 at June 30, 2001 due to repayment of borrowings net of new borrowings.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the balance of cash and cash equivalents was $738,000 compared to $1,281,000 at December 31, 2000. Since December 31, 2000, the Company has repaid its bank debt of $636,000. The Company has implemented several measures in an effort to reduce the Company's expenses and to help the Company preserve cash.

The Company's future capital requirements will depend on many factors, including its ability to increase revenue levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company's products. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. The Company's future capital needs will be highly dependent upon the Company's ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. If the Company is not able to generate the revenues it is projecting, it may need to raise additional capital. If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition, and the Company's ability to reduce losses or generate profits.

On July 19, 2001 the Company entered into a Convertible Note Purchase Agreement with an investor providing funds to the Company in the amount of $500,025 in exchange for a 9% secured promissory note. The note is automatically convertible into 6,667 shares of Series C Convertible Preferred Stock upon approval of the conversion by the Company's shareholders at a special meeting of shareholders currently scheduled for August 29, 2001. The note bears interest at 9% per annum through the date of conversion or repayment, and is secured by a lien on substantially all of the assets of the Company. If the conversion of the note is not approved by the shareholders of the Company, it will be due and payable on October 31, 2001.

In response to a notification from Nasdaq of a deficiency in the continued listing requirements of net tangible assets and market value of public float, and the Company's presentation of a plan to regain and sustain compliance at a hearing before the Nasdaq Listing Qualifications Panel on July 19, 2001, Nasdaq notified the Company that its securities will continue to be listed on the Nasdaq SmallCap Market with a temporary exception from the Net Tangible Asset and Minimum Bid Price requirements. The exception requires the Company to report net tangible assets in excess of $3.5 million by September 4, 2001, and for the Company's common stock to demonstrate a closing bid price at or above $1.00 per share on or before September 4, 2001 and immediately thereafter a closing bid price at or above $1.00 for at least 10 consecutive trading days. Satisfaction of these conditions will require that the Company's shareholders approve the various transactions at the special meeting of shareholders. Approval of the transactions would increase the Company's net tangible assets by $2,952,000, to $3,591,000 as of July 31, 2001, a level that would allow the Company to regain compliance with Nasdaq's SmallCap Market minimum net tangible assets listing requirements. In the event the Company is deemed to have met the terms of the exception, its common stock shall continue to be listed on The Nasdaq SmallCap Market.

The Company believes it can meet these conditions and maintain its listing on the Nasdaq SmallCap Market, but there can be no assurance that such will be the case. If the above transactions are not approved by the Company's shareholders, the Company's common stock would likely be delisted from Nasdaq, the Company would be required to repay the 9% convertible secured promissory note on or before October 31, 2001, and Mr. Brock's note would not convert into Series C Preferred Stock. If the Company's shares are delisted from Nasdaq, the Company believes it would be more difficult for the Company to raise additional capital.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not Applicable

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on May 15, 2001, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

                  1. Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

                           Name of Nominee          Votes For           Votes Withheld
                           ---------------          ---------          ---------------
                           Roger A. Babb            5,081,130              322,551
                           Richard T. Brock         5,081,130              322,551
                           John F. Keane            5,081,130              322,551
                           Michael T. McNeight      5,081,130              322,551
                           James R. Porter          5,081,130              322,551

                  2. Votes cast for, against or abstained regarding an amendment of the Company's 1993 Stock Option Plan to increase the number of shares reserved for future grants under the plan from 1,200,000 to 1,400,000.

                           Votes For         Votes Against       Abstain
                           ---------         -------------       -------
                           4,900,622            499,604           3,455

                  3. Votes cast for, against, or abstained regarding an amendment of the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for possible purchase by Company employees from 70,000 to 90,000.

                           Votes For         Votes Against       Abstain
                           ---------         -------------       -------
                           5,378,320             21,981           3,380

Item 5.  Other Information

                  Not applicable


Item 6.  Exhibits and Reports on form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRSTWAVE TECHNOLOGIES, INC.



DATE: August 10, 2001               /s/ Judith A. Vitale
                                    --------------------------------------------

                                    Judith A. Vitale
                                    Vice President of Finance and Administration