Form 10-Q
period 2001-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 2001-11-13
CIK 897078

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

COMMISSION FILE NUMBER   0-21202

FIRSTWAVE TECHNOLOGIES, INC.

7372	GEORGIA	58-1588291
(Primary Std. Ind. Classification Code #)	(State of incorporation)	(IRS Employer Identification #)

2859 Paces Ferry Road, Suite 1000
Atlanta, Georgia 30339
(Address of principal executive offices)

(770-431-1200)

(Telephone number of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding as of November 9, 2001

Common Stock, no par value                                       2,100,351 Shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

	Dec 31, 2000	Sept 30, 2001
		(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,281	$1,230
Restricted cash	2,200	0
Accounts receivable, less allowance for doubtful accounts of $287 and $95, respectively	1,774	939
Prepaid expenses and other assets	444	475
Total current assets	5,699	2,644

Property and equipment, net	717	464
Software development costs, net	2,580	2,034
Goodwill	311	203
	$9,307	$5,345

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$679	$636
Deferred revenue	1,047	485
Accrued employee compensation and benefits	216	111
Borrowings	2,836	0
Dividends payable	113	74
Other accrued liabilities	188	265
Total current liabilities	5,079	1,571

Redeemable preferred stock	1,702	0

Shareholders' equity	2,526	3,774
	$9,307	$5,345

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2000	2001	2000	2001
Net Revenues
Software	$551	$325	$2,255	$790
Services	770	1,209	2,183	2,755
Maintenance	814	743	2,824	2,027
Other	42	11	194	74
	2,177	2,288	7,456	5,646
Cost and Expenses
Cost of revenues
Software	240	335	759	948
Services	544	472	1,835	1,433
Maintenance	377	249	1,215	693
Other	31	4	154	46
Sales and marketing	907	546	3,103	1,876
Product development	181	105	718	447
General and administrative	619	550	2,042	1,814
	2,899	2,261	9,826	7,257

Operating income/(loss)	(722)	27	(2,370)	(1,611)

Interest income/(expense)	2	(15)	79	(59)
Other income, net	0	0	0	80
Income/(loss) before income taxes	(720)	12	(2,291)	(1,590)
Income taxes	0	(5)	(30)	(6)
Net income/(loss)	$(720)	$7	$(2,321)	$(1,596)

Dividends on preferred stock	(23)	(462)	(98)	(538)

Net loss applicable to common shareholders	$(743)	$(455)	$(2,419)	$(2,134)

Basic and diluted net loss per share	$(0.35)	$(0.22)	$(1.22)	$(1.02)

Basic and diluted weighted average shares outstanding	2,096	2,100	1,980	2,099

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2001

							Accumulated Other comprehensive loss
	Common Stock		Preferred Stock		Add'l paid-in capital	Compre- hensive loss		Accumulated Deficit

	Shares	Amount	Shares	Amount					Total

Balance at December 31, 2000 (1)	2,096,157	$12	0	$0	$22,587	$0	$(28)	$(20,045)	$2,526

Exercise of common stock options (1)	567	0			3				3

Employee stock purchases (1)	3,556				9				9

Shares issued at reverse stock split due to rounding	71

Series A Convertible Preferred Stock (2)			10,000	1,000					1,000

Series B Convertible Preferred Stock (2)			7,020	702					702

Series C Convertible Preferred Stock (3)			16,667	1,131					1,131

Dividends					(7)				(7)

Comprehensive loss:
Net loss						(1,596)		(1,596)	(1,596)
Foreign currency translation adjustment						6	6		6
Accumulated comprehensive loss						(1,590)
Balance at September 30, 2001	2,100,351	$12	33,687	$2,833	$22,592		$(22)	$(21,641)	$3,774

(1)	Represents share values after 1 for 3 reverse stock split effective 9/12/01.
(2)	Represents amounts reclassified from redeemable securities to permanent equity per an amendment to the Company's Articles of Incorporation and shareholder approval effective 9/7/01.
(3)	Represents shares issued upon shareholder approval establishing Series C Preferred Stock and conversion of debt as described in Note C

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	Sept 30, 2000	Sept 30, 2001

Cash flows used in operating activities	$(1,338)	$(106)

Cash flows from investing activities
Software development costs	(1,235)	(373)
Purchases of property and equipment	(221)	(49)
Purchase of investment securities	(493)	(711)
Proceeds from sale/maturity of investment securities	2,146	691
Loss on investment securities	0	20
Net cash provided by/(used in) investing activities	197	(422)

Cash flows from financing activities
Proceeds from borrowings	2,200	750
Purchase of investments used to secure borrowings	(2,200)	0
Proceeds from restricted cash used to secure borrowing	0	2,200
Repayment of borrowings	0	(3,586)
Proceeds from issuance of preferred stock	0	1,131
Proceeds from issuance of common stock	201	12
Payment of dividends on preferred stock	(123)	(45)
Net cash provided by financing activities	78	462

Effect of exchange rate changes on cash	19	16

Increase/(decrease) in cash and cash equivalents	(1,044)	(50)
Cash and cash equivalents, beginning of period	2,029	1,281
Cash and cash equivalents, end of period	$985	$1,231

Supplemental disclosure of cash flow information
Cash paid for income taxes	$30	$6

Cash paid for interest	$25	$86

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

September 30, 2001

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the period ended December 31, 2000.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

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

Basic and diluted net loss per common share

                Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period.  Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation had they not been antidilutive.  Net loss applicable to common shareholders includes a charge for dividends related to the Company’s outstanding preferred stock.  Net loss applicable to common shareholders for the three and nine months ending September 30, 2001  includes a one-time non-cash charge incurred during the third quarter applicable to a beneficial conversion feature associated with the issuance by the Company of Series C Convertible Preferred Stock.  The Series C Convertible Preferred Stock is convertible into common stock of the Company pursuant to a formula that was based upon 75% of the average trading price of the Company’s common stock over the twenty trading days prior to shareholder approval to establish this class of preferred stock.  Because the conversion price determined by this formula was less than the trading price of the common stock on the commitment date, current accounting standards require the Company to determine the value of this beneficial conversion feature and to record that amount as a dividend on preferred stock, resulting in a charge to net income available to common shareholders.

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

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").  SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  The Company adopted SFAS 133 effective January 1, 2001 and it did not have a material impact on the consolidated financial statements.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as pooling of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill.  For calendar year reporting  companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002.   As SFAS 141 is effective for transactions on or after June 30, 2001, the Company has effectively adopted this statement with no material impact on the consolidated financial statements. The Company is assessing the impact of implementing SFAS 142, and currently believes the implementation and effects of this statement will not have a material impact on the consolidated financial statements.

C.            Borrowings

In second quarter 2001,  the Company signed an Accounts Receivable Purchase Agreement with a commercial bank whereby the Company may sell up to $500,000 of its eligible accounts receivable, as defined in the agreement.  Said agreement will expire one year from execution, bear interest at 1.85% per month on amounts outstanding, and be secured by the assets of the Company.  As of September 30, 2001, there were no outstanding borrowings under this agreement.

On September 7, 2001, with shareholder approval, a $500,025 promissory note that the Company issued on July 18, 2001 at 9% interest held by Mercury Fund II. Ltd, was converted into 6,667 shares of the Company’s Series C Convertible Preferred Stock.  Also, as required by the terms of the Mercury agreement and approved by the Company’s shareholders, the Company also issued 10,000 shares of Series C Convertible Preferred Stock to Richard Brock, President and CEO of the Company, on September 7, 2001, in exchange for the promissory note of the Company in the principal amount of $750,000 held by Mr. Brock.

As of September 30, 2001, the Company has no outstanding long-term debt.

D.            NASDAQ Listing

On August 3, 2001, Nasdaq notified the Company that its securities would continue to be listed on the Nasdaq SmallCap Market with a temporary exception from the Net Tangible Asset and Minimum Bid Price requirements.  The exception required the Company to report net tangible assets in excess of $3.5 million by September 12, 2001, and for the Company’s common stock to demonstrate a closing bid price at or above $1.00 per share on or before September 12, 2001 and immediately thereafter a closing bid price at or above $1.00 for at least 10 consecutive trading days.  The Company’s plan to satisfy these conditions required that the Company’s shareholders approve the following transactions as outlined in the Company’s August 17, 2001 Proxy Statement:

1.     The sale and issuance of (i) 6,667 shares of Series C Preferred Stock upon the conversion of the promissory note in the original principal amount of $500,025 previously issued to Mercury Fund II, Ltd. and (ii) contingent warrants to acquire up to 125,006 (on a pre-reverse split basis) shares of common stock.

2.     The sale and issuance of 10,000 shares of Series C Preferred Stock to Richard T. Brock, President and CEO of the Company, in exchange for the promissory note of the Company in the aggregate principal amount of $750,000 held by Mr. Brock.

3.     An amendment to the Company’s Articles of Incorporation to eliminate certain provisions of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock that require the Company to present and account for the Series A and B as “redeemable securities” rather than permanent equity in the Company’s consolidated balance sheet.

4.     An amendment to the Company’s Articles of Incorporation to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio not to exceed one-for-three.

On September 7, 2001, Shareholders approved the proposals outlined above and the Company’s Board of Directors voted to effect a one-for-three reverse stock split of the Company’s common stock, effective September 12, 2001.  The Form 8-K filed by the Company with the Securities and Exchange Commission on September 12, 2001, evidenced net tangible assets in excess of Nasdaq’s requirement of $3.5 million and the Company’s stock price traded above the $1 minimum bid price for the requisite ten day period after trading resumed on a post-split basis effective September 18, 2001.  Nasdaq subsequently announced that it has temporarily suspended enforcement of the $1.00 minimum bid price requirement for the remainder of 2001.

The approval of proposal number 3 listed above resulted in the reclassification of $1,702,000 in Preferred Stock from temporary equity to permanent equity on the Company’s consolidated Balance Sheet.

The reverse stock split reduced the number of shares issued and outstanding from 6,300,841 to 2,100,351. The Company did not issue fractional shares.

On September 28, 2001, Nasdaq notified the Company that it had complied with the requirements necessary for continued listing on the Nasdaq SmallCap Market.

E.             Subsequent Events

On October 1, 2001, the Audit Committee of the Board of Directors of the Company approved the engagement of Cherry, Bekaert & Holland L.L.P. as the Company’s independent accountants for the fiscal year ending December 31, 2001, and dismissed PricewaterhouseCoopers L.L.P.

Item 2.

FIRSTWAVE TECHNOLOGIES, INC.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

Firstwave Technologies, Inc. provides Internet-based customer relationship management (eCRM) solutions.  The Company is based in Atlanta, Georgia with an office located in London, England.  Firstwave offers powerful applications that optimize the sales, marketing and customer service functions through a series of solutions.  The Company supports three product lines: Firstwave eCRM, Takecontrol®, and Firstwave for Unix.

Results of Operations

Total revenues increased 5.1% from $2,177,000 in the third quarter of 2000 to $2,288,000 in the third quarter of 2001 primarily due to increased services revenue.  Year to date total revenues decreased 24.3% from $7,456,000 in 2000 to $5,646,000 in 2001. The year to date decrease is primarily due to decreased software sales and decreased maintenance revenues due to nonrenewal of maintenance agreements by Takecontrol software customers.  Software revenues decreased 41.0% from $551,000 in the third quarter of 2000 to $325,000 in the third quarter of 2001.  Year to date software revenues decreased 65.0% from $2,255,000 in 2000 to $790,000 in 2001.  The Company’s software revenues are significantly dependent upon the timing of closing of license agreements.

Services revenues increased 57.0% from $770,000 in the third quarter of 2000 to $1,209,000 in the third quarter of 2001, and year to date increased 26.2% from $2,183,000 in 2000 to $2,755,000 in 2001.  The increases are primarily due to increases in services engagements with existing customers.

Maintenance revenues decreased 8.7% from $814,000 in the third quarter of 2000 to $743,000 in the third quarter of 2001, and year to date, decreased 28.2% from $2,824,000 for the first nine months of 2000 compared to $2,027,000 for the first nine months of 2001.   Maintenance revenues are the result of renewal agreements from previous software license sales.  The decreases are primarily due to decreases in the Company’s Takecontrol installed base of systems covered under maintenance agreements.

Cost of software revenues increased 39.6% from $240,000 in the third quarter of 2000 to $335,000 in the third quarter of 2001.  Year to date, cost of software revenues increased 24.9% from $759,000 in 2000 to $948,000 in 2001.  The increases are primarily a result of the amortization of capitalized software additions of the Firstwave eCRM product line.  Cost of software revenues include costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services decreased 13.2% from $544,000 in the third quarter of 2000 to $472,000 in the third quarter of 2001 due to decreased payroll and related costs.  Cost of revenues for maintenance decreased 34.0% from $377,000 in the third quarter of 2000 to $249,000 in the third quarter of 2001 primarily due to decreased payroll and related costs.

Sales and marketing expense decreased 39.8% from $907,000 in the third quarter of 2000 to $546,000 in the third quarter of 2001 and year to date decreased 39.5% from $3,103,000 in 2000 to $1,876,000 in 2001. The decreases are related to changes in the Company’s marketing strategy which resulted in expense reductions for advertising, direct mail and e-mail campaigns, as well as, lower payroll costs associated with reduced staffing, and lower commission expense consistent with lower software revenue.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 68.2% from $541,000 in the third quarter of 2000 to $172,000 in the third quarter of 2001.  Year to date, product innovation and development expenditures decreased 58.0% from $1,953,000 in 2000 to $820,000 in 2001.  The decreases are primarily related to decreased use of outside development contractors and the reallocation of some development resources to the services organization during third quarter 2001.  Software development costs capitalized during the three months and nine months ended September 30, 2000 and September 30, 2001 were $360,000 and $1,235,000 and $67,000 and $373,000 respectively.

General and administrative expenses decreased 11.1% from $619,000 in the third quarter of 2000 to $550,000 in the third quarter of 2001, and year to date decreased 11.2% from $2,042,000 in 2000 to $1,814,000 in 2001, primarily due to decreases in personnel and personnel related costs.

Net interest income decreased 850.0% from $2,000 net interest income in the third quarter of 2000 to $15,000 net interest expense in the third quarter of 2001 due to the decrease in invested cash balances and changes in the level of borrowings during the period.

Year to date other income results from a settlement agreement related to the cancellation by a third party of a sublease of office space from the Company, offset by losses related to the Company’s securities investments.

Dividends on preferred stock for third quarter 2001 include a one-time non-cash charge of $417,000 applicable to a beneficial conversion feature associated with the issuance of Series C Convertible Preferred Stock.  The Series C Convertible Preferred Stock, which was approved by the shareholders of the Company at the September 7, 2001 special meeting, is convertible into common stock at a price calculated pursuant to a formula that was based upon 75% of the average trading price of the common stock over the twenty trading days prior to the shareholder meeting.  Because the conversion price determined by this formula was less than the trading price of the common stock on the commitment date, current accounting standards require the Company to determine the value of the “beneficial conversion feature” and to record that amount as a dividend on preferred stock, resulting in a charge to net income available to common shareholders as of the date any contingencies related to the issuance are resolved, which was the date of shareholder approval, or September 7, 2001.

The above factors combined to result in a 38.8% decrease in net loss available to common shareholders from a net loss of $743,000 in the third quarter of 2000 to a net loss of  $455,000 in the third quarter of 2001, and a net loss per share of $0.35 for the third quarter of 2000 compared to a net loss per share of  $0.22 for the third quarter of 2001.  Year to date, net loss available to common shareholders decreased 11.8% from a net loss of $2,419,000 in 2000 compared to a net loss of $2,134,000 in 2001. Year to date, net loss per share decreased 16.4% from $1.22 per share in 2000 compared to $1.02 per share in 2001.

Balance Sheet

Net accounts receivable decreased 47.1% from $1,774,000 at December 31, 2000 to $939,000 at September 30, 2001 due to collection of outstanding receivables.  Property and equipment decreased 35.3% from $717,000 at December 31, 2000 to $464,000 at September 30, 2001, due to year to date depreciation offset by additional fixed asset purchases.  Capitalized software decreased 21.2% from $2,580,000 at December 31, 2000 to $2,034,000 at September 30, 2001 due to year to date amortization offset by additional capitalization of development costs.   Accounts payable decreased 6.3% from $679,000 to $636,000 due to vendor payments and decreased expenses.  Deferred revenue decreased 53.7% from $1,047,000 at December 31, 2000 to $485,000 at September 30, 2001 primarily due to the recognition of nine months of maintenance revenues related to annual contracts billed in advance at year end 2000.  Accrued employee compensation and benefits decreased 48.6% from $216,000 at December 31, 2000 to $111,000 at September 30, 2001 due to decreased accruals related to lower personnel counts and decreased commission accruals consistent with lower software revenues.  Borrowings decreased 100% from $2,836,000 at December 31, 2000 to no borrowings at September 30, 2001 due to repayment of all outstanding debt.

Liquidity and Capital Resources

As of September 30, 2001, the balance of cash and cash equivalents was $1,230,000 compared to $1,281,000 at December 31, 2000.   Since December 31, 2000, the Company has repaid all outstanding debt.  The Company has implemented several measures in an effort to reduce the Company's expenses and to help the Company preserve cash.  These measures include reduced staff levels, decreased marketing expenses, and decreased use of outside development contractors.

The Company’s future capital requirements will depend on many factors, including its ability to increase revenue levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company’s products.  Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future.  The Company’s future capital needs will be highly dependent upon the Company’s ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty.  If the Company is not able to generate the revenues it is projecting, it may need to raise additional capital.  If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business and financial condition, as well as the Company’s ability to reduce losses or generate profits.

On July 19, 2001 the Company entered into a Convertible Note Purchase Agreement with an investor providing funds to the Company in the amount of $500,025 in exchange for a secured promissory note bearing interest at 9%.  As previously described, during the third quarter 2001, this note was automatically converted into 6,667 shares of Series C Convertible Preferred Stock upon approval by the Company’s shareholders.

On August 3, 2001, Nasdaq notified the Company that its securities would continue to be listed on the Nasdaq SmallCap Market with a temporary exception from the Net Tangible Asset and Minimum Bid Price requirements.  The exception required the Company to report net tangible assets in excess of $3.5 million by September 12, 2001, and for the Company’s common stock to demonstrate a closing bid price at or above $1.00 per share by September 12, 2001 and immediately thereafter a closing bid price at or above $1.00 for at least 10 consecutive trading days.  The Company’s plan to satisfy these conditions required that the Company’s shareholders approve various transactions at a special meeting of shareholders.  On September 7, 2001, shareholders approved the transactions and the Company’s Board of Directors voted to effect a one-for-three reverse stock split of the Company’s common stock, effective September 12, 2001.  The Form 8-K filed by the Company with the Securities and Exchange Commission on September 12, 2001, evidenced net tangible assets in excess of  Nasdaq’s requirement of $3.5 million and the Company’s stock price traded above the $1 minimum bid price for the requisite ten day period after the reverse stock split was effective on September 18, 2001.

The reverse stock split reduced the number of shares issued and outstanding from 6,300,841 to 2,100,351.  The Company did not issue fractional shares.

The approval of proposal number 3 (discussed in Note D) resulted in the reclassification of $1,702,000 in Preferred Stock from temporary equity to permanent equity on the Company’s consolidated Balance Sheet.

On September 28, 2001, Nasdaq notified the Company that it had complied with the requirements necessary for continued listing on the Nasdaq SmallCap Market.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

                Not Applicable

Item 2.  Changes in Securities

(1)           On July 19, 2001, the Company issued a $500,025 convertible secured promissory note to Mercury Fund II, Ltd. (“Mercury”).  The promissory note provided for an annual interest rate of 9% and a maturity date of the earlier of October 31, 2001 or the date that the promissory note were to convert into shares of the Company’s Series C Convertible Preferred Stock.   Pursuant to the terms of the promissory note, upon shareholder approval of the issuance of the Series C Preferred Stock at a special shareholder meeting held on September 7, 2001, the promissory note automatically converted into 6,667 shares of Series C Preferred Stock.  The shares of Series C Preferred Stock are in turn convertible at any time at the holder’s option into an aggregate of 277,792 shares of the Company’s common stock at a conversion price of $1.80 (both on a post-reverse split basis).

In connection with the issuance of the convertible secured promissory note to Mercury, the Company also issued a warrant to Mercury for the purchase of up to 125,006 (on a pre-reverse split basis) shares of the Company’s common stock.  The warrant provided that it would become exercisable in only two instances -- (1) if the shareholders failed to approve the issuance of the Series C Preferred Stock to Mercury, the warrant would become exercisable with an exercise price of $1.00 per share; and (2) if the shareholders approved the issuance to Mercury but the average price for the Company's common stock over the 20 consecutive trading days prior to the special shareholders meeting were less than $.667 per share, in which case the exercise price would equal such average price.  The warrant terminated without becoming exercisable when the Company’s shareholders approved the issuance of the Series C Preferred Stock to Mercury at the September 7, 2001 special meeting.

(2)           On September 7, 2001, the Company issued 10,000 shares of its Series C Convertible Preferred Stock to Richard T. Brock, the Company’s President and Chief Executive Officer, upon conversion of a $750,000 amended and restated convertible secured promissory note dated July 18, 2001 held by Mr. Brock.  This note automatically converted into Series C Preferred Stock upon shareholder approval of the conversion at the September 7, 2001 special shareholder meeting.  The 10,000 shares of Series C Preferred Stock are in turn convertible at any time at the holder’s option into an aggregate of 416,667 shares of the Company’s common stock at a conversion price of $1.80 (both on a post-reverse split basis).

The sales of the securities listed above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder

Item 3.  Defaults Upon Senior Securities

                Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Special Meeting of Shareholders was held on September 7, 2001, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

(i)                   to approve the sale and issuance of a new series of preferred stock, designated as the Series C Convertible Preferred Stock (and the issuance of shares of the Company’s common stock into which such shares may convert), including (1) 6,667 shares of Series C Convertible Preferred Stock to Mercury Fund II, Ltd. upon the conversion of the $500,025 principal amount of the secured, short-term note between the Company and Mercury Fund II, Ltd. and (2) up to an additional 10,000 shares of Series C Convertible Preferred Stock from time to time on substantially similar terms;

(ii)                  the sale and issuance of 10,000 shares of Series C Convertible Preferred Stock (and the issuance of shares of the Company’s common stock into which such shares may convert) to Richard T. Brock, President and CEO of the Company, upon the conversion of the $750,000 principal amount of the secured note held by Mr. Brock;

(iii)                 to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to eliminate certain provisions that require the Company to treat its Series A Convertible Preferred Stock and its Series B Convertible Preferred Stock as “redeemable securities” rather than long-term equity on the Company’s financial statements, and to change the timing of dividend payments from annual to monthly; and

(iv)                to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of all the issued and outstanding shares of the Company’s common stock at a ratio not to exceed one-for-three.

The primary purpose of the transactions proposed was to help the Company achieve compliance with the applicable continued listing requirements of The Nasdaq Stock Market (“Nasdaq”) governing companies listed on the Nasdaq SmallCap Market.  As a result of the Special Meeting, the Company’s shareholders approved all proposals.  The votes cast for, against, or abstained were as follows:

	Votes For:	Votes Against:	Votes Abstained:

(i)	4,129,979	315,775	5,895
(ii)	3,122,899	322,606	6,145
(iii)	4,132,196	314,303	5,150
(iv)	5,692,494	859,078	5,170

Item 5. Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

Form 8-K filed September 12, 2001 reporting the voting results of the Special Meeting of Shareholders of September 7, 2001 and the presentation of a Pro-Forma Consolidated Balance Sheet demonstrating compliance with Nasdaq Net Tangible Asset requirement of at least $3.5 million.

Form 8-K filed October 5, 2001 reporting appointment of Cherry, Bekaert & Holland L.L.P. as the Company’s independent accountants for the fiscal year ending December 31, 2001, and dismissal of PricewaterhouseCoopers L.L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE: November 9, 2001	/s/ Judith A. Vitale

Judith A. Vitale
Vice President of Finance and Administration