Form 10-K405
period 2001-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2002-03-29
CIK 897078

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to                             .

Commission File Number: 0-21202

Firstwave® Technologies, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1588291 (IRS Employer Identification No.)
2859 Paces Ferry Road, Suite 1000, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

Registrant's telephone number, including area code: (770) 431-1200

Securities registered pursuant to Section 12(b) of the Act:

None

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 2002: approximately $4,530,235.

Number of shares of Common Stock outstanding as of March 19, 2002: 2,100,351.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 2, 2002 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the 2001 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002 are not deemed to be filed as part of this Report.

PART I

Item 1. Business

        This section and other parts of this Form 10-K contain forward-looking statements that involve uncertainties and risk. Firstwave®Technologies, Inc.'s results may differ from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below under the caption "Certain Factors Effecting Forward-Looking Statements" and the details in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

General

        Firstwave Technologies Inc. (NASDAQ:FSTW) is a web-based, Customer Relationship Management (CRM) software innovator that provides Internet-based customer relationship management (eCRM) solutions that automate and optimize the way companies win and keep customers. Headquartered in Atlanta, Georgia with an office in Surrey, England, we enable businesses to improve customer relations by streamlining sales, marketing and service processes. We support three product lines: a web-based CRM solution, Firstwave eCRM; a client-server solution, Takecontrol®; and Firstwave for Unix.

        Formerly Brock Control Systems, Firstwave was founded in 1984 by President and CEO Richard Brock—a recognized CRM pioneer and thought leader. In 1993, we became the first CRM company to go public. While we earned our credentials in the early days of Contact Management and Sales Force Automation, we recognized early on the strategic role the Internet would play in the evolution of CRM. In 1998, we became the first company to offer a totally web-based CRM solution.

        Today, Version 7 of our "born-and-bred-on-the-web" eCRM application suite is helping customers bolster marketing and sales operations online. As a browser-based suite, Firstwave eCRM is a technology leader because there is no software to install for users—only a browser is needed. Adherence to XML standards makes it easy to integrate into an organization's existing back-end systems.

        In addition to the "best practices" software bundles for sales, marketing and customer service, we take a consultative approach to working with clients. We sponsor workshops on how to effectively deploy CRM, consult with clients throughout the project lifecycle, and even act as an Application Service Provider (ASP) for those businesses that require additional resources to manage a CRM effort.

Company Strategy

        Firstwave continues the vision of creating a totally Internet-based CRM platform that leverages the Internet to bring value to companies by lowering their total cost of ownership while enhancing their relationships with customers, prospects and partners. Unlike web-based systems such as Firstwave eCRM, web-enabled (or client-server) CRM applications historically are costly, take many months to implement, are expensive to maintain and do not provide the flexibility within the product that is demanded today. Additionally, users of traditional CRM products find them complex and difficult to use, resulting in a low user acceptance rate. We strive to create a user-friendly environment for our users, offering a web site address to hit over the Internet for application access and an easy web site like interface once inside the application.

        Our Internet-based applications are also extended to a customer's channel and business partners outside the internal offices with granular security measures in place allowing those partners to see only what that company chooses to allow them to see. These features extend a company's partner capabilities.

        We believe that the future of CRM applications must be built around the Internet (tying in all customer management functions including marketing, sales and service), be designed with the ability to customize a product to fit a company's needs and have the ability to be remotely hosted. In the past few years, we have dedicated our development resources to accomplish this vision.

        Firstwave eCRM, provides marketing, sales and service capabilities using Internet technologies. Users can market to targets utilizing campaign management functionality within the eMarketing module and turn them over as leads to the sales team. The sales team, using the eSales module, can then manage their opportunities and accounts efficiently with added value in order to close sales. Those new customers are then managed through the eService module, where any service issues can be tracked and resolved quickly and effectively by using a customized knowledge base and escalation procedures.

        We have also developed a tool set, eWorkbench, that allows for extensive customizations to the Firstwave eCRM product suite. We believe this tool set is one of the strongest and most effective in the industry. Features of eWorkbench include the ability to set security levels for different users including sales representatives, marketing representatives, customer support personnel and business partners outside the company and the capability to change the look and feel of the application. Business objects within the application are also easily changed within eWorkbench.

        The emergence of the Application Service Provider (ASP) model has led to the development of our ASP optimized-architecture. This architecture allows ASPs to host multiple companies and multiple applications on a single server, a critical requirement for the success of the ASP model. More companies, especially in our target market, may choose to have Firstwave eCRM hosted remotely using a lease vs. purchase approach. We have begun marketing our products for this model, which, when adopted, should provide recurring revenue for our company while eliminating many of the difficulties a customer has in implementing and maintaining a software application in-house.

        Firstwave eCRM's architecture is built on Microsoft technologies and includes support for Oracle and Microsoft SQL databases. In addition to offering support for multiple database technologies, Firstwave offers a plug-in based architecture allowing for a flexible approach to supporting new client types (including wireless clients), changing business logic and new data sources. We remain dedicated to our existing customers and continue to pursue best-of-breed distributors on a global level while staying on the cutting edge of the world's most current technologies, including database managers and operating systems.

  Providing value and enhancements to existing customers

        As a core business strategy, we are committed to our existing customers by providing value through post-sales consulting, training, support services and product enhancements. Impeccable customer service is critical to the success of our company and reputation as a customer-centric company in the CRM industry. We seek to differentiate ourselves from our competitors not only through product features and technology, but also through an often-overlooked yet critical business function—customer service.

  Leverage Strategic Alliances

        The CRM solutions that we deliver are a combination of direct selling efforts and those of various strategic alliance partners. By leveraging the expertise of our partners, we hope to focus on our core competency of providing innovative web-based solutions. Our goal is to select strategic partners who are "best-in-class" providers of hardware, software, telephony, and consulting.

  Business Partner Support

        Our Business Partner Program is designed to allow us to achieve our goals by accommodating any opportunity regardless of size or complexity. We want to ensure that our partners are well equipped with the skills and tools necessary to help them tackle any of these opportunities.

Software Products

Firstwave eCRM Suite

        Firstwave eCRM is the next wave of Customer Relationship Management. It addresses the needs of extended enterprises by providing a central point to manage the variety of channels through which a company's customers, partners, value-added resellers, distributors, prospects and employees communicate. Firstwave eCRM is a web-based application that can be rapidly deployed and highly customized. We believe that Internet-centric technology, the ability for a product to be customized easily and quickly implemented are essential criteria for success in today's CRM marketplace. Firstwave eCRM's object-oriented, open architecture, eFramework, has a significant impact on usability, customization and deployment of the eCRM product suite. Metadata technology is used to configure the application and to capture customizations. This means that Firstwave eCRM is able to support users' business processes without changing the underlying core source code.

        Firstwave eSales extends the sales team to include inside users, mobile users, remote users and indirect channel partners. It allows a company's extended sales organization to manage existing customers and prospects for new business and encourages cross-selling and up-selling opportunities. The current status of a company's sales pipeline can be traced real-time and customized reports can be created to provide senior management with information needed to make key decisions. As in eMarketing, data accumulated through the eSales application is available to users of other modules within the eCRM suite.

        Firstwave eMarketing delivers critical marketing information as part of the comprehensive web-based suite. It empowers a company's marketing organization to target an audience, manage campaigns, generate qualified leads and turn them over to sales to close deals, thereby synthesizing its marketing with sales and service data for a single secure and synchronized view of customers, channels, prospects and partners.

        Firstwave eService tracks and delivers critical service information. It enhances the customer service process by facilitating one-call issue resolution, allowing better opportunities for cross-selling and up-selling to existing customers and enhancing the maintenance collection process. eService tracks issues and enhancements, manages and supports customer needs and service agreements and provides for the escalation of issues to more senior support levels.

u.Dialog

        u.Dialog introduces a business process optimization and communication component to Firstwave eCRM. It is an engine that works within the eCRM database to take action or prompt an action based on certain pre-defined rules which can be time or action based. u.Dialog enables Firstwave eCRM to do more than just record data and report history. It can escalate critical issues, conduct automatic customer dialog through a web site and make sales and marketing efforts more effective, and more efficient. It turns information into intelligence, giving a company the critical information it needs.

        Firstwave eCRM manages the wide scope of information associated with Relationship Management, while u.Dialog can ensure that all of the daily tasks (e-mails, faxes, pages, reminder notices, phone calls, reporting) associated with sales, marketing and service are completed in a continuous and consistent manner. It automates many of the repetitive, desk-bound tasks that can easily fall through the cracks and leave a customer unhappy or a prospect ignored.

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

Services

        We seek to differentiate ourselves from other providers of CRM software by offering an array of specialized professional services on a fee basis. Our services consist of (1) education and training services, (2) implementation and customizations, and (3) customer support services.

  Education and Training

        Our comprehensive customer training program is designed to accommodate the diverse needs of our customers. Courses are held at our Atlanta headquarters, the Surrey, England office and at customer sites upon request. We charge customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, we charge a per-day rate for a set number of attendees.

        The current curriculum for Firstwave eCRM consists of Firstwave End User Training, System Administrator Training and Customization Training (Level 1 and Level 2). The classes may be conducted at our offices, the customer site or via the Internet. End User Training is intended for individuals who will use any application within the Firstwave eCRM suite. System Administrator Training is for technical and administrative professionals who will be required to setup, maintain and administer the Firstwave eCRM application. Customization Training is for technical and administrative professionals who will be responsible for the customization of Firstwave eCRM. In order for distributors or customers to become fully certified application integrators, they must attend all training sessions, including both levels of Customization Training.

  Implementation and Customizations

        Our Professional Services Organization (PSO) is chartered to facilitate the customers' successful implementation and utilization of our products and to accelerate the implementation process. Our professional services organization is a logical extension of our sales force. The caliber of our PSO team differentiates us from most of our competitors. Typical services provided include systems analysis and design, installation planning and coordination, database configuration, screen and report tailoring, application development, data conversion, systems interconnectivity, project management training and other special processing requirements related to the implementation of Firstwave eCRM. Standard professional services are offered to clients during the initial sales process and professional services can be contracted for assistance with future enhancement projects. Pricing is determined by the scope of the client requirements.

  Customer Support

        We believe that the emphasis that is placed on the customer support function further differentiates us from most other CRM software providers. Customer support is offered as part of an annual maintenance fee and, therefore, generally is not charged separately on an hourly or other basis.

Sources of Revenues, Pricing and Material Terms for Licensing Agreements

        Software revenues consist of license fees for Firstwave eCRM, Takecontrol and Firstwave for Unix. We receive revenues from third-party software and various distributor agreements. Customers generally pay a license fee for the software based upon the number of licensed users. Firstwave eCRM also offers customers several pricing alternatives that reflect the various ways it may be deployed across the Internet throughout the extended enterprise. Perpetual licenses are available on a per user model. Subscription pricing through remote hosting services provide organizations the opportunity to deploy the application without the need for a high capital outlay. Remote hosting services also allow organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities. Takecontrol and Firstwave for Unix offer a pricing model based on concurrent users.

        The second component of our revenue is services, which consists of professional consulting, technical services and training services. Consulting and technical services are charged on an hourly basis and may be billed in advance or weekly, pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, we charge a per-day rate for a set number of attendees. Actual travel expenses are billed as incurred.

        Maintenance revenues are derived from the provision of: (1) customer support in the form of customer services via communication channels, and (2) updates and enhancements of products and related documentation provided on a when and if available basis. Customers are provided maintenance and support for an annual fee. This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days' written notice to the customer.

Customers

        Our products are cross-industry solutions for companies looking for an integrated marketing, sales and service solution. Our CRM solutions have been installed in many industries, including technology, manufacturing, financial services, communications, government, travel, hospitality and retail. We have licensed our products to users located in 13 countries.

Sales and Marketing

        We market and sell our products and services through direct sales and indirect channels to the North American marketplace. International marketing and selling is accomplished by direct selling through our United Kingdom office and with limited results indirectly through distributors in other countries. The North American Sales department, overseen by a senior level sales executive, consists of Telesales Representatives (TR) and Account Executives (AE). The TRs initiate contact with leads and qualify them using the telephone and the Internet as primary tools. Qualified leads are turned over to AEs. Our sales team conducts a face to face meeting, scopes the requirements of the potential customer with professional services, assists in providing a cost justification for the purchase and provides references before closing business.

        The marketing department is responsible for generating leads and promoting brand awareness and mind share among CRM industry professionals and companies seeking a solution from this market. Primary marketing functions include web-based direct marketing, traditional direct marketing, advertising, public and analyst relations and other Internet-based marketing initiatives. Additionally, the Marketing department is responsible for product positioning and strategy, general product marketing activities, market research and competitive analysis, and provides competitive customer and prospect input into our product development efforts.

Product Innovation and Development

        We plan to further the growth of Firstwave eCRM by using it as a basis for companies wanting to incorporate an Internet-based, integrated CRM solution into their business processes. Our architecture, eFramework, is XML-based with adherence to Microsoft standards, and the incorporation of emerging web technologies and ASP optimization facilitates this approach. The Internet technology embedded within eFramework also allows information residing in Firstwave eCRM to be accessed by wireless devices. Relational database management systems that we support include Microsoft SQL Server, Oracle and MSDE.

        To address flexibility, eFramework utilizes a component-based architecture with standard tools. We have provided the market with a solution that is easily modified and adaptable to changing times. eFramework is built on COM+ and XML, allowing for easy customization and the management of upwardly compatible changes. Plug-ins at each of the application layers allow support for new client types, changing business logic and data sources.

        To address scalability, eFramework is an N-tier stateless architecture. N-tier refers to the fact that processing is split between three layers of the application, and multiple servers can be used as demands for application resources grow. Stateless refers to the fact that application components are called when needed and do not use system resources unless they are required for an active function. Older designs typically held onto system resources for the lifetime of the application, even when the resources were not strictly necessary.

        To address new business processes, we have introduced a business logic plug-in model and automation engine, u.Dialog, to facilitate communication as it relates to business processes. The automation engine of u.Dialog has been designed to be independent or "decoupled" from any specific communication, event tracking or record management techniques, and will continue to evolve as communication and data management methods are updated and incorporated into business practices. Utilizing u.Dialog at the core of the product, external and internal events are monitored, and procedures are called and executed as required.

Competition

        Our competition comes from a multitude of software vendors, including existing CRM vendors, new web-based CRM vendors and ERP vendors who have penetrated the CRM industry through acquisitions or product development.

        Our primary competitors are Onyx, Pivotal and Interact (SalesLogix). These companies offer comprehensive "full solution" packages which include marketing, sales, and service. These companies also have integrated some Internet technology into their products and have customization capabilities within their product sets. The afore-mentioned companies are also evaluating the ASP model. Siebel

Systems, due to its large international presence and market share, is also a competitor. There are also hundreds of vendors addressing the needs evident in this industry, including specialists who provide cross-industry solutions and vertically focused solutions, such as pharmaceuticals or finance.

        We compete on product flexibility, Internet technology, product intuitiveness, off-site hosting options, distributor strategies, value, and heavy emphasis on customer and partner service and support. Although we compete favorably with respect to these factors, there can be no assurance that we will be able to achieve the innovation product development and market share necessary to maintain competitive advantage.

Proprietary Rights and Licenses

        We depend upon a combination of trade secret, copyright and trademark laws, license agreements, non-disclosure and other contractual provisions with customers and employees to protect our proprietary rights in our products. We also maintain confidentiality agreements with our employees. Because Firstwave eCRM allows customers to customize their applications without altering the source code, the source code for our products is neither licensed nor provided to customers, although we have contractually agreed in certain instances to have our source code held in escrow by a third party. Notwithstanding these precautions, it may be possible for unauthorized persons to copy aspects of the products or to obtain information that we regard as proprietary. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Employees

        As of February 28, 2002, the Company employed 50 persons, including 11 sales and marketing professionals, 23 service and support representatives, 11 administrative personnel and 5 persons involved in product innovation and development. We believe that the Company's future growth and success will rely on our ability to retain and attract highly skilled and motivated personnel in all areas of our operations.

Certain Factors Effecting Forward-Looking Statements

        An investment in our common stock involves a significant degree of risk. Prospective investors should carefully consider the following factors that may affect our current operations and future prospects. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our prior years' negative cash flow from operations and the difficulty of raising additional capital may adversely affect our operations and the price of our common stock.

        We require significant amounts of capital to fund our business operations and product development efforts. The rate at which our capital is utilized is affected by the operational and developmental costs we incur and our ability to generate sales, services and maintenance revenues. Prior to the year ended December 31, 2001, we experienced negative cash flow from operations for several years and may experience negative cash flow from operations in the future.

        If we are unable to generate sufficient cash from operations, we will evaluate alternative means of financing to meet our needs on terms that are attractive to us. We cannot be certain that additional financing will be available on favorable terms if or when we require it, or if it will be available at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on our business, financial condition and ability to reduce losses or generate profits.

        In the past, we have funded our operating losses and working capital needs through cash flow from operations and from the proceeds of equity offerings and debt financing. Changes in equity markets in the past year have adversely affected the markets for debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and, in light of our current market capitalization, our shareholders may experience substantial dilution.

If we fail to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

        The market for software and hardware support services is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success depends upon our ability to enhance our current products and develop new products that maintain technological leadership, address the increasingly sophisticated needs of customers and achieve broad market acceptance. In particular, we believe that we must continue to respond quickly to customer needs for additional functionality and to ongoing advances in hardware, operating systems and telecommunications. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements and changes in customer requirements could have a material adverse effect on our competitive position or render some of our products obsolete or less marketable than available alternatives. In addition, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, if we fail to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies we could have a material adverse effect on our results of operations and financial condition.

If our products contain defects, we may have difficulty selling them and lose potential revenues.

        Software products as complex as those we offer may contain undetected errors or failures when first introduced or when new versions are released. If software errors are discovered after introduction, we could experience delays or lost revenues during the period required to correct those errors. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments. If our products are found to contain errors, the result to us could be:

  •
  a loss of or delay in market acceptance,

  •
  additional and unexpected expenses to fund further product development,

  •
  additional and unexpected expenses to add programming personnel to complete a development project, and

  •
  loss of revenue because of the inability to sell the new product on a timely basis,

any one or more of which could have a material adverse effect on us.

If we are unable to protect our proprietary rights, then our competitive position could be weakened, which may reduce our revenues.

        We rely on a combination of trade secrets, copyright and trademark laws, non-disclosure and other contractual provisions and technical measures to protect our proprietary rights in some of our products. We may be required to spend significant resources to monitor and police those proprietary rights. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

        Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. If we fail to successfully enforce our proprietary rights, our competitive position may be harmed.

The software industry is extremely competitive.

        The market for our products is characterized by significant price competition, and we expect that we will face increasing pricing pressures from our current competitors. Moreover, because there are low barriers to entry into the software market, we believe that competition will increase in the future. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of our competitors or that competitive pressures will not require us to reduce our prices. Any material reduction in the price of our products would negatively affect gross margins as a percentage of new revenue and would require us to increase software unit sales in order to maintain net revenues.

Our revenues may be harmed if general economic conditions continue to worsen.

        Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on customer relationship management software and customization. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies' information technology budgets tend to be reduced. If that happens, our revenues could suffer and the price of our common stock may decline. Further, if economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

Our revenues have been highly dependent upon a limited number of customers.

        During 2001, three customers of our Firstwave UK operating subsidiary accounted for over 50% of our total revenues, and one customer in the UK accounted for 60% of our total services revenues. As a result, our revenues are highly dependent upon the extent to which these customers continue to purchase our software and services, and if these customers decrease or cease purchasing our software and services, our revenues would be subject to significant decrease if not replaced with other significant accounts.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in technology may cause our stock price to decline.

        Our quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as:

  •
  revenue from software sales and professional services,

  •
  the timing of new product and service announcements,

  •
  changes in pricing policies by us and our competitors,

  •
  market acceptance of new and enhanced versions of our products,

  •
  the size and timing of significant orders,

  •
  changes in operating expenses,

  •
  changes in our strategy,

  •
  personnel changes,

  •
  the introduction of alternative technologies,

  •
  the effect of potential acquisitions, and

  •
  general economic factors.

        We have limited or no control over many of these factors. Our expense levels are based, in part, on our expectations as to future revenues. If revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately and our operating results are likely to be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all these factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock will likely be adversely affected.

Our common stock may be delisted from the NASDAQ SmallCap market if it does not maintain various listing standards.

        The general market condition for securities of technology companies, including us, has been severely depressed in recent quarters. For several months in 2001, the price of our common stock traded at or below $1.00 per share. The rules of Nasdaq require, among other things, that our common stock maintain a minimum bid price of $1.00 per share, and we were subject to Nasdaq delisting proceedings in July and August 2001 for failing to maintain that price level. The price of our common stock was increased to greater than $1.00 per share upon consummation on September 12, 2001 of a one-for-three reverse stock split. In light of the market conditions for technology stocks in general, and our recent operating history specifically, we cannot assure that the bid price for our common stock will not drop and remain below the $1.00 per share requirement. In addition, we cannot assure that we will be able to meet the other requirements for continued listing on the Nasdaq SmallCap Market, including the requirements relating to net tangible assets and market capitalization. If we are unable to continue to satisfy these criteria, Nasdaq may begin procedures to remove our common stock from the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, an active trading market for the common stock may no longer exist, and the ability of shareholders to buy and sell shares of the common stock may be materially impaired. In addition, the delisting of the common stock could adversely affect our ability to raise additional equity financing.

The terms of our preferred stock may have a material adverse effect on the market value of our common stock.

        Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by our shareholders. Our board of directors issued:

  •
  20,000 shares of Series A Convertible Preferred Stock in April 1999, for which we received $2,000,000,

  •
  7,020 shares of Series B Convertible Preferred Stock in November 2000, for which we received $702,000, and

  •
  16,667 shares of Series C Convertible Preferred Stock in September 2001, for which we converted two outstanding secured notes with an aggregate outstanding principal amount of $1,250,025.

        The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of Series A, Series B and Series C Convertible Preferred Stock and any other preferred stock that may be issued in the future. The issuance of the Series A, Series B and Series C Convertible Preferred Stock and any future issuances of other classes of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the Series A, Series B and Series C Convertible Preferred Stock have other rights, including economic rights, senior to the common stock and, as a result, the existence of our preferred stock may have a material adverse effect on the market value of our common stock. Any future issuances of other classes of preferred stock may have other rights, including economic rights, senior to the common stock, and as a result, the issuance of new preferred stock could have a material adverse effect on the market value of our common stock. We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing a change in control of our company. Some of these measures may be adopted without any further vote or action by our shareholders. We have no present plans to adopt any of that type of measures.

The loss of key personnel, or any inability to attract and retain additional personnel, could affect our ability to successfully grow our business.

        We depend in large part upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel could harm our operations. None of our officers or key personnel are bound by an employment agreement and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

If the market in which we sell our products and services does not grow as anticipated, our revenues may be reduced.

        If the market for software that enables companies to establish, manage, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services and provide timely, consistent, multichannel customer interaction does not grow as quickly or become as large as anticipated, our revenues may be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

  •
  not understand or see the benefits of using these products,

  •
  not achieve favorable results using these products,

  •
  experience technical difficulty in implementing or using these products, or

  •
  use alternative methods to solve the same business problems.

        In addition, because our products can be used in connection with internet commerce and we are currently developing additional internet commerce solutions, if the internet commerce market does not grow as quickly as anticipated, we may experience sales which are lower than our expectations.

Our products can have long sales cycles which make it difficult to plan expenses and forecast results.

        It takes between three and six months to complete the majority of our sales and it can take longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The length of the period between initial contact with a potential customer and their purchase of products and services is due to several factors, including:

  •
  the complex nature of our products,

  •
  our need to educate potential customers about the uses and benefits of our products,

  •
  the purchase of our products may require a significant investment of resources by a customer,

  •
  customer budget cycles which affect the timing of purchases,

  •
  uncertainty regarding future economic conditions,

  •
  customer requirements for competitive evaluation and internal approval before purchasing our products,

  •
  customer delay of purchases due to announcements or planned introductions of new products by us or our competitors, and

  •
  large customer purchasing procedures, which may require a longer time to make decisions.

        The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues.

Privacy and security concerns, particularly related to the use of our software on the internet, may limit the effectiveness of and reduce the demand for our products.

        The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. Our collection and use of that data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability.

        In addition, due to privacy concerns, some internet commentators, consumer advocates, and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. In addition, internet users can, if they choose, configure their web browsers to limit the collection of user data for customer profiling. Should many internet users choose to limit the use of customer profiling technologies, or if major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our software would be less useful to customers, and our sales and profits could decrease.

Item 2. Properties.

        As of December 31, 2001, the Company's headquarters and principal operations were located in approximately 25,000 square feet of leased office space. The office building is located in metropolitan Atlanta, Georgia. We also have operations located in Surrey, England in approximately 6,000 square feet of leased office space.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

        The Company's Common Stock trades on the NASDAQ SmallCap Market.

        The following table shows the price range of the Company's Common Stock (high and low close information) for the indicated fiscal quarters as reported by NASDAQ. The prices represent quotations between dates and do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. All stock prices for both years have been adjusted to reflect the one-for-three reverse stock split of the Common Stock effective September 12, 2001.

2001	First	Second	Third	Fourth	2000	First	Second	Third	Fourth
High	$7.87	$3.90	$3.30	$2.19	High	$54.57	$35.82	$15.75	$9.39
Low	$2.62	$1.20	$1.62	$0.71	Low	$9.57	$9.09	$6.18	$2.64

        As of December 31, 2001 there were approximately 54 shareholders of record and approximately 3,200 persons or entities that hold common stock in nominee name. There were no common stock dividends declared during 2001 or 2000.

Item 6. Selected Financial Data.

        The following table sets forth selected financial data about the Company for each of the last five fiscal years. The information presented below has been derived from the Company's audited Financial Statements.

	For the Year Ended December 31, (In thousands, except per share amounts)
	2001	2000	1999	1998	1997
Net revenues	$8,501	$9,503	$11,193	$14,537	$15,848
Loss before income taxes	(1,214)	(3,144)	(1,912)	(3,034)	(1,377)
Income tax (provision) benefit	(6)	(2,852)	(40)	(91)	(133)
Net loss	(1,220)	(5,996)	(1,952)	(3,125)	(1,510)
Net loss applicable to common shareholders	(1,825)	(6,116)	(2,075)	(3,125)	(1,510)
Basic and diluted net loss per share	(0.87)	(3.05)	(1.19)	(1.83)	(0.90)
Total assets	6,016	9,307	12,023	11,322	14,286
Total non current liabilities	—	—	—	—	—
Common stock subject to repurchase	—	—	—	—	300
Redeemable preferred stock	—	1,702	2,000	—	—
Basic and diluted weighted average shares outstanding	2,099	2,003	1,750	1,708	1,678

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein.

Results of Operations

        The following table sets forth for the periods indicated selected financial data and the percentages of our net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 2000 to 2001. Certain percentage columns do not add to 100% due to rounding.

	Year Ended December 31,
(in thousands)					% Change 2000 to 2001
	2001		2000
Revenues
Software	$1,201	14.1%	$2,680	28.2%	(55.2)%
Services	4,611	54.2%	2,964	31.2%	55.6%
Maintenance	2,610	30.7%	3,625	38.1%	(28.0)%
Other	79	0.9%	234	2.5%	(66.2)%

Net revenues	8,501	100.0%	9,503	100.0%	(10.5)%

Costs and expenses
Cost of revenues
Software	1,283	15.1%	1,031	10.8%	24.4%
Services	2,003	23.6%	2,295	24.2%	(12.7)%
Maintenance	878	10.3%	1,556	16.4%	(43.6)%
Other	51	0.6%	184	1.9%	(72.3)%
Sales and marketing	2,472	29.1%	4,223	44.4%	(41.5)%
Product development	570	6.7%	844	8.9%	(32.5)%
General & administrative	2,481	29.2%	2,578	27.1%	(3.8)%

Operating loss	(1,237)	(14.6)%	(3,208)	(33.8)%	(61.4)%

Interest income/(expense) net	(57)	(0.7)%	64	0.7%	(189.1)%
Other income	80	0.9%	0	0.0%	0.0%

Loss before income taxes	$(1,214)	(14.3)%	$(3,144)	(33.1)%	(61.4)%

        In general, competition in the software industry has increasingly been characterized by shortening product cycles. No assurance can be given that we will be immune to this trend. If the product cycle for our systems proves to be shorter than management anticipates, our pricing structure and revenues could be impaired. In addition, in order to remain competitive, we may be required to expend a greater percentage of our revenues on product innovation and development than has historically been the case. In either case, our gross profit margins and results of operations could be materially adversely affected. See"Certain Factors Affecting Forward Looking Statements" in Part I, Item 1 of this Annual Report.

2001 Compared to 2000

        During the year ended December 31, 2001, we executed on our plan to streamline the business and implement cost cutting initiatives in order to restore financial health and lay the foundation for future growth. These measures, implemented in the first and second quarters of 2001, were necessitated by decreased revenues during fourth quarter 2000 and first quarter 2001. We are pleased to report, as a result of these measures, we recorded our first quarterly operating profit in fifteen quarters during the third quarter of 2001 and posted quarterly net income of $309,000 in the fourth quarter of 2001, a 108% increase over the same period in 2000.

        Total revenues decreased 10.5% from $9,503,000 in 2000 to $8,501,000 in 2001 due to decreases in software license and maintenance revenues. Software revenue decreased 55.2% from $2,680,000 in 2000 to $1,201,000 in 2001 as a result of decreased sales in both the Takecontrol and Firstwave eCRM products. Our software revenues are significantly dependent upon the timing of closing of license agreements and although it is very difficult to forecast precisely when software sales will be closed, we do not anticipate a continued downward trend in software revenue for 2002.

        Revenues from international software licenses decreased 48.5% from $1,395,000 in 2000 to $719,000 in 2001, and decreased as a percentage of total revenues from 14.7% in 2000 to 8.5% in 2001 due to decreased software sales by our UK subsidiary and our international independent distributors. However, total revenues from international sources, which includes maintenance, software license fees and customizations, increased from 54.8% of total revenues in 2000 to 71.4% in 2001 due to increased services revenue from our UK subsidiary. Revenues from Firstwave UK contributed 88% of total international revenues with the remaining 12% derived from international distributors. The decrease in revenue derived from international distributors is related to the decreased use of our Takecontrol product by international customers. In late 2001, we began renewing our relationships with distributors in Europe and Australia and look forward to activity from these distributors related to the eCRM product.

        Services revenues increased 55.6% from $2,964,000 in 2000 to $4,611,000 in 2001. The increase in services revenue is primarily due to several large services engagements. One of these engagements, being handled by our UK subsidiary, represents 60% of our total services revenues for 2001. Although there can be no assurance, we anticipate this project will continue at least through second quarter 2002.

        Maintenance revenues decreased 28.0% from $3,625,000 in 2000 to $2,610,000 in 2001 primarily as the result of cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. While we anticipate increases in maintenance revenues related to the eCRM product, which will be relative to new software license sales, we anticipate a continued decrease in maintenance revenue from the Takecontrol and Unix product line based on the age and life cycle of that product. During 2002, we expect an overall decrease of maintenance revenues due to an expectation that the decrease in maintenance revenues related to Takecontrol cancellations will exceed the increase in revenues related to new eCRM maintenance agreements. As our eCRM license revenues increase, we would expect a reversal of this trend.

        Costs of software revenues increased 24.4% from $1,031,000 in 2000 to $1,283,000 in 2001 and, as a percentage of software revenue increased from 38.5% in 2000 to 106.8% in 2001. Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation materials. Amortization of capitalized software represented 97.0% of total cost of software revenues during 2001.

        Costs of revenues for services decreased 12.7% from $2,295,000 in 2000 to $2,003,000 in 2001. The decrease is related to higher utilization rates of service personnel and decreases in the number of service personnel and related costs. Costs of revenues for services as a percentage of services revenues decreased from 77.4% in 2000 to 43.4% in 2001. Costs of revenues for maintenance decreased 43.6% from $1,556,000 in 2000 to $878,000 in 2001. The decrease in maintenance cost is related to decreased royalty costs consistent with decreased maintenance revenues generated by international distributors. Costs of revenues for maintenance as a percentage of maintenance revenues decreased from 42.9% in 2000 to 33.6% in 2001.

        Sales and marketing expenses decreased 41.5% from $4,223,000 in 2000 to $2,472,000 in 2001, and decreased as a percentage of total revenues from 44.4% in 2000 to 29.1% in 2001. The decrease is primarily due to decreased marketing activities for items such as advertising, direct and email campaigns, as well as lower payroll costs related to reduced staffing. We anticipate an increase in sales and marketing expenditures for 2002. If the resulting projected revenues do not increase as quickly as expected, or at the rate we expect, we may experience an adverse impact on our business and operating results.

        The Company's product innovation and development expenditures, which includes amounts capitalized, decreased 58.6% from $2,407,000 in 2000 to $996,000 in 2001, and decreased as a percentage of total revenues from 25.3% in 2000 to 11.7% in 2001. Software development costs capitalized decreased from $1,563,000 in 2000 to $426,000 in 2001. The decreases are primarily related to decreased use of outside development contractors and the reallocation of some development resources to the services organization to assist in service engagements during 2001. These development expenditures are related to continued development of Firstwave eCRM. Enhancements during 2001 include performance enhancements, redesign of Marketing and extended functionality of Marketing and Support. We forecast an increase in development expenditures for 2002 and expect that these improvements to Firstwave eCRM will further improve the product's viability in the CRM market.

        General and administrative expenses decreased slightly from $2,578,000 in 2000 to $2,481,000 in 2001 primarily due to lower administrative expenses related to the overall decrease in payroll and related benefit costs consistent with overall reduced staff levels.

        Net interest income decreased 189.1% from $64,000 in net interest income in 2000 to $57,000 in net interest expense in 2001 due to the addition of interest expense related to borrowings in 2001. We paid off all outstanding debt during 2001. We expect decreased interest expense in 2002, unless we are required to obtain new borrowings in the event we are unable generate sufficient cash from operations.

        Year to date other income results from a settlement agreement related to the cancellation by a third party of a sublease of office space, offset by losses related to our securities investments.

        Income tax expense decreased 99.8% from $2,852,000 in 2000 to $6,000 in 2001. SFAS 109, "Accounting for Income Taxes" specifies that deferred tax assets are to be reduced by a valuation allowance if any of the deferred tax assets may not be realized. A valuation allowance increase of $2,852,000 was provided in 2000 resulting in the deferred tax asset being fully covered by a valuation allowance, thereby netting to zero on the consolidated balance sheet.

        The Series A and Series B Preferred Stock agreements contained a mandatory redemption feature whereby the sale, lease, exchange or transfer of all or substantially all of the assets of the Company were regarded as liquidation events—and were thereby required to be shown outside shareholder's equity in our consolidated financial statements as of December 31, 2000. On July 13, 2001, the Company's Board of Directors unanimously approved the consent and agreement to be entered into by the holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to waive their rights with respect to these deemed liquidation provisions. On July 13, 2001, the holders of all outstanding shares of the Series A and Series B Convertible Preferred Stock executed the consent and agreement and waived their rights with respect to the deemed liquidation provisions. Pursuant to this consent and waiver, the Company's Board of Directors and the holders of the Series A and Series B

Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) delete the deemed liquidation provisions and (ii) modify the timing of dividend payments on the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock so that the Company is required to make such payments monthly, rather than annually, commencing in January 2002. The amendment was approved at a special meeting of shareholders on September 7, 2001 and Series A and Series B Preferred Stock were reclassified from temporary to permanent equity on our consolidated Balance Sheet as of September 30, 2001.

2000 Compared to 1999

        During the year ended December 31, 2000, we continued to invest financial and human resources in the development and enhancement of Firstwave eCRM. Releases during 2000 delivered improvement to product functionality, performance and scalability. Although total revenues decreased in 2000, software revenues increased over 1999. We responded to the decrease in total revenues by streamlining the business and implementing cost cutting initiatives including a first quarter 2001 plan which included decreases in certain marketing expenses and personnel reductions.

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

        Our product innovation and development expenditures, which includes amounts capitalized, decreased 30.8% from $3,479,000 in 1999 to $2,407,000 in 2000, and decreased as a percentage of total revenues from 31.1% in 1999 to 25.3% in 2000. Software development costs capitalized decreased from $1,861,000 in 1999 to $1,563,000 in 2000. These development expenditures are related to continued development of Firstwave eCRM. Enhancements during 2000 include rewriting the underlying architecture to support better scalability and interoperability.

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

        Income tax expense increased from $40,000 in 1999 to $2,852,000 in 2000 due to the increase in our valuation allowance for deferred tax asset. A full valuation allowance was provided due to the uncertainty regarding its realization.

Balance Sheet

        Net accounts receivable decreased 24.9% from $1,774,000 at December 31, 2000 to $1,333,000 at December 31, 2001 primarily due to decreased accounts receivable consistent with lower revenue. Property and equipment decreased 41.3% from $717,000 at December 31, 2000 to $421,000 at December 31, 2001 due to year-to-date depreciation and disposals and decreased asset purchases.    Intangible assets, which represents goodwill related to the 1998 acquisition of Firstwave UK and the 1997 acquisition of Netgain Corporation, decreased 46.6% from $311,000 at December 31, 2000 to $166,000 at December 31, 2001 due to amortization. We do not expect such a decrease in 2002 as the Company adopted SFAS No. 142 "Goodwill and Other Intangibles Assets" effective January 2002. SFAS No. 142 requires goodwill and intangible assets that have indefinite useful lives no longer be amortized but rather tested at least annually for impairment. Capitalized software decreased 31.7% from $2,580,000 at December 31, 2000 to $1,762,000 at December 31, 2001 due to additional capitalization of $426,000 in development costs net of $1,244,000 in amortization. We anticipate the continued decrease in this asset, as we are expecting the amortization amount to exceed the amounts of additional capitalization. Accounts payable decreased 15.3% from $679,000 at December 31, 2000 to $575,000 at December 31, 2001 consistent with our overall decrease in expenses. Deferred revenue decreased 36.7% from $1,047,000 at December 31, 2000 to $663,000 at December 31, 2001 due to decreased annual maintenance billings related to cancellations by customers using our Takecontrol and Firstwave for Unix products. Accrued employee compensation and benefits decreased 32.9% from $216,000 at December 31, 2000 to $145,000 at December 31, 2001 due to decreased expenses related to lower staffing levels and lower revenues for 2001. Dividends payable increased 97.3% from $113,000 at December 31, 2000 to $223,000 at December 31, 2001 due to dividends associated with the issuance of Series B and Series C convertible preferred stock.

Liquidity and Capital Resources

        As of December 31, 2001, we had cash and cash equivalents of $1,860,000, an increase of 45.2% over the $1,281,000 balance at December 31, 2000. During 2001 we implemented several measures in an effort to reduce expenses and to help preserve cash. In addition, during 2001 we paid off all outstanding debt.

        In the second quarter of 2001, we signed an Accounts Receivable Purchase Agreement with a commercial bank whereby we may sell up to $500,000 of eligible accounts receivable, as defined in the agreement. Said agreement will expire one year from execution, bear interest at 1.85% per month on amounts outstanding, and be secured by the assets of the Company. As of December 31, 2001 there were no outstanding borrowings under this agreement.

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and reduce costs of operations to continue to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of our products. It might be necessary for us to raise additional capital. Although we have historically been able to satisfy our cash requirements, there can be no assurance that cash from operations or sufficient financing to fund operations will be successful in the future. Our future capital needs will be highly dependent upon our ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. The ability to raise additional capital may be negatively impacted in the event we do not maintain Nasdaq SmallCap listing requirements. If we are unable to fund expenses from operations or obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on our business, financial condition, and our ability to reduce losses or generate profits.

        We capitalized $426,000 in software development costs during 2001, as compared to $1,563,000 during 2000. These amounts relate to continued development and enhancements to our Firstave eCRM product.

        We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company's results of operations.

Taxes

        As of December 31, 2001, we had alternative minimum tax credit and general business tax credit carryforwards of approximately $40,000 and $43,000, which will expire in 2008 through 2012. We also have net operating loss carryforwards for federal and state income tax reporting purposes of approximately $24,500,000. The carryforwards expire at various dates beginning 2009 through 2016. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events. In 2000 the Company increased its valuation allowance by $2,821,000 to fully reserve its entire net deferred tax asset balance as a result of uncertainties regarding its realization.

Critical Accounting Policies

Revenue Recognition

        We recognize revenue from software product sales upon shipment of the product when we have a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. We accrue for estimated warranty costs at the time we recognize revenue. Services revenue is recognized as services are performed. Maintenance revenue is recognized on a pro rata basis over the term of the maintenance agreements.

        International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's independent international distributor agreements, international distributors collect license fees and maintenance revenues on our behalf, and generally remit 50% to 60% of standard license fees and maintenance revenues they produce. We recognize international sales at the gross license amount, with the amount paid to the distributors reflected as a selling expense. Our international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue.

        Revenues from nonmonetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.

        Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company's balance sheet, with services revenue recognized as the services are performed and on a pro-rata basis for maintenance.

Software Development Costs

        Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in FAS 86 and ends when the resulting product is available for sale. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

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

Risk Factors

        An investment in our common stock involves a significant degree of risk. Prospective investors should carefully consider the following factors that may affect our current operations and future prospects. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our prior years' negative cash flow from operations and the difficulty of raising additional capital may adversely affect our operations and the price of our common stock.

        We require significant amounts of capital to fund our business operations and product development efforts. The rate at which our capital is utilized is affected by the operational and developmental costs we incur and our ability to generate sales, services and maintenance revenues. Prior to the year ended December 31, 2001, we experienced negative cash flow from operations for several years and may experience negative cash flow from operations in the future.

        If we are unable to generate sufficient cash from operations, we will evaluate alternative means of financing to meet our needs on terms that are attractive to us. We cannot be certain that additional financing will be available on favorable terms if or when we require it, or if it will be available at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on our business, financial condition and ability to reduce losses or generate profits.

        In the past, we have funded our operating losses and working capital needs through cash flow from operations and from the proceeds of equity offerings and debt financing. Changes in equity markets in the past year have adversely affected the markets for debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and, in light of our current market capitalization, our shareholders may experience substantial dilution.

If we fail to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

        The market for software and hardware support services is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success depends upon our ability to enhance our current products and develop new products that maintain technological leadership, address the increasingly sophisticated needs of customers and achieve broad market acceptance. In particular, we believe that we must continue to respond quickly to customer needs for additional functionality and to ongoing advances in hardware, operating systems and telecommunications. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements and changes in customer requirements could have a material adverse effect on our competitive position or render some of our products obsolete or less marketable than available alternatives. In addition, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, if we fail to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies we could have a material adverse effect on our results of operations and financial condition.

If our products contain defects, we may have difficulty selling them and lose potential revenues.

        Software products as complex as those we offer may contain undetected errors or failures when first introduced or when new versions are released. If software errors are discovered after introduction, we could experience delays or lost revenues during the period required to correct those errors. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments. If our products are found to contain errors, the result to us could be:

  •
  a loss of or delay in market acceptance,

  •
  additional and unexpected expenses to fund further product development,

  •
  additional and unexpected expenses to add programming personnel to complete a development project, and

  •
  loss of revenue because of the inability to sell the new product on a timely basis,

any one or more of which could have a material adverse effect on us.

If we are unable to protect our proprietary rights, then our competitive position could be weakened, which may reduce our revenues.

        We rely on a combination of trade secrets, copyright and trademark laws, non-disclosure and other contractual provisions and technical measures to protect our proprietary rights in some of our products. We may be required to spend significant resources to monitor and police those proprietary rights. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

        Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. If we fail to successfully enforce our proprietary rights, our competitive position may be harmed.

The software industry is extremely competitive.

        The market for our products is characterized by significant price competition, and we expect that we will face increasing pricing pressures from our current competitors. Moreover, because there are low barriers to entry into the software market, we believe that competition will increase in the future. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of our competitors or that competitive pressures will not require us to reduce our prices. Any material reduction in the price of our products would negatively affect gross margins as a percentage of new revenue and would require us to increase software unit sales in order to maintain net revenues.

Our revenues may be harmed if general economic conditions continue to worsen.

        Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on customer relationship management software and customization. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies' information technology budgets tend to be reduced. If that happens, our revenues could suffer and the price of our common stock may decline. Further, if economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

Our revenues have been highly dependent upon a limited number of customers.

        During 2001, three customers of our Firstwave UK operating subsidiary accounted for over 50% of our total revenues, and one customer in the UK accounted for 60% of our total services revenues. As a result, our revenues are highly dependent upon the extent to which these customers continue to purchase our software and services, and if these customers decrease or cease purchasing our software and services, our revenues would be subject to significant decrease if not replaced with other significant accounts.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in technology may cause our stock price to decline.

        Our quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as:

  •
  revenue from software sales and professional services,

  •
  the timing of new product and service announcements,

  •
  changes in pricing policies by us and our competitors,

  •
  market acceptance of new and enhanced versions of our products,

  •
  the size and timing of significant orders,

  •
  changes in operating expenses,

  •
  changes in our strategy,

  •
  personnel changes,

  •
  the introduction of alternative technologies,

  •
  the effect of potential acquisitions, and

  •
  general economic factors.

        We have limited or no control over many of these factors. Our expense levels are based, in part, on our expectations as to future revenues. If revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately and our operating results are likely to be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all these factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock will likely be adversely affected.

Our common stock may be delisted from the NASDAQ SmallCap market if it does not maintain various listing standards.

        The general market condition for securities of technology companies, including us, has been severely depressed in recent quarters. For several months in 2001, the price of our common stock traded at or below $1.00 per share. The rules of Nasdaq require, among other things, that our common stock maintain a minimum bid price of $1.00 per share, and we were subject to Nasdaq delisting proceedings in July and August 2001 for failing to maintain that price level. The price of our common stock was increased to greater than $1.00 per share upon consummation on September 12, 2001 of a one-for-three reverse stock split. In light of the market conditions for technology stocks in general, and our recent operating history specifically, we cannot assure that the bid price for our common stock will not drop and remain below the $1.00 per share requirement. In addition, we cannot assure that we will be able to meet the other requirements for continued listing on the Nasdaq SmallCap Market, including the requirements relating to net tangible assets and market capitalization. If we are unable to continue to satisfy these criteria, Nasdaq may begin procedures to remove our common stock from the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, an active trading market for the common stock may no longer exist, and the ability of shareholders to buy and sell shares of the common stock may be materially impaired. In addition, the delisting of the common stock could adversely affect our ability to raise additional equity financing.

The terms of our preferred stock may have a material adverse effect on the market value of our common stock.

        Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by our shareholders. Our board of directors issued:

  •
  20,000 shares of Series A Convertible Preferred Stock in April 1999, for which we received $2,000,000,

  •
  7,020 shares of Series B Convertible Preferred Stock in November 2000, for which we received $702,000, and

  •
  16,667 shares of Series C Convertible Preferred Stock in September 2001, for which we converted two outstanding secured notes with an aggregate outstanding principal amount of $1,250,025.

        The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of Series A, Series B and Series C Convertible Preferred Stock and any other preferred stock that may be issued in the future. The issuance of the Series A, Series B and Series C Convertible Preferred Stock and any future issuances of other classes of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the Series A, Series B and Series C Convertible Preferred Stock have other rights, including economic rights, senior to the common stock and, as a result, the existence of our preferred stock may have a material adverse effect on the market value of our common stock. Any future issuances of other classes of preferred stock may have other rights, including economic rights, senior to the common stock, and as a result, the issuance of new preferred stock could have a material adverse effect on the market value of our common stock. We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing a change in control of our company. Some of these measures may be adopted without any further vote or action by our shareholders. We have no present plans to adopt any of that type of measures.

The loss of key personnel, or any inability to attract and retain additional personnel, could affect our ability to successfully grow our business.

        We depend in large part upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel could harm our operations. None of our officers or key personnel are bound by an employment agreement and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

If the market in which we sell our products and services does not grow as anticipated, our revenues may be reduced.

        If the market for software that enables companies to establish, manage, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services and provide timely, consistent, multichannel customer interaction does not grow as quickly or become as large as anticipated, our revenues may be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

  •
  not understand or see the benefits of using these products,

  •
  not achieve favorable results using these products,

  •
  experience technical difficulty in implementing or using these products, or

  •
  use alternative methods to solve the same business problems.

        In addition, because our products can be used in connection with internet commerce and we are currently developing additional internet commerce solutions, if the internet commerce market does not grow as quickly as anticipated, we may experience sales which are lower than our expectations.

Our products can have long sales cycles which make it difficult to plan expenses and forecast results.

        It takes between three and six months to complete the majority of our sales and it can take longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The length of the period between initial contact with a potential customer and their purchase of products and services is due to several factors, including:

  •
  the complex nature of our products,

  •
  our need to educate potential customers about the uses and benefits of our products,

  •
  the purchase of our products may require a significant investment of resources by a customer,

  •
  customer budget cycles which affect the timing of purchases,

  •
  uncertainty regarding future economic conditions,

  •
  customer requirements for competitive evaluation and internal approval before purchasing our products,

  •
  customer delay of purchases due to announcements or planned introductions of new products by us or our competitors, and

  •
  large customer purchasing procedures, which may require a longer time to make decisions.

        The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues.

Privacy and security concerns, particularly related to the use of our software on the internet, may limit the effectiveness of and reduce the demand for our products.

        The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. Our collection and use of that data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability.

        In addition, due to privacy concerns, some internet commentators, consumer advocates, and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. In addition, internet users can, if they choose, configure their web browsers to limit the collection of user data for customer profiling. Should many internet users choose to limit the use of customer profiling technologies, or if major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our software would be less useful to customers, and our sales and profits could decrease.

Quarterly Financial Data (Unaudited)

        The table below sets forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 2001. This information has been prepared on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Financial Statements and Notes thereto. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Quarter ended
	3/31/01	6/30/01	9/30/01	12/31/01	3/31/00	6/30/00	9/30/00	12/31/00
	(in thousands, except per share amounts)
Net revenues	$1,613	$1,745	$2,288	$2,855	$2,569	$2,710	$2,177	$2,047
Operating income/(loss)	(1,079)	(559)	27	374	(793)	(855)	(722)	(838)
Net income/(loss)	(1,121)	(482)	7	376	(770)	(831)	(720)	(3,675)
Net income/(loss) applicable to common shareholders	(1,159)	(520)	(455)	309	(815)	(861)	(743)	(3,697)
Basic earnings per share	(0.55)	(0.25)	(0.22)	0.15	(0.43)	(0.43)	(0.35)	(1.76)
Diluted earnings per share	(0.55)	(0.25)	(0.22)	0.12	(0.43)	(0.43)	(0.35)	(1.76)

Item 8. Financial Statements and Supplementary Data.

        Information included under Item 14 (a) (1) and (2)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors
Firstwave Technologies, Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of Firstwave Technologies, Inc. and Subsidiary (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated 2001 financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2001 consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated 2001 financial statements referred to above present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia
March 14, 2002

Firstwave Technologies, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$1,860	$1,281
Restricted cash	—	2,200
Accounts receivable, less allowance for doubtful accounts of $90 and $287	1,333	1,774
Prepaid expenses and other assets	474	444

Total current assets	3,667	5,699
Property and equipment, net	421	717
Software development costs, net	1,762	2,580
Goodwill	166	311

	$6,016	$9,307

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$575	$679
Sales tax payable	400	127
Deferred revenue	663	1,047
Accrued employee compensation and benefits	145	216
Borrowings	—	2,836
Dividends payable	223	113
Other accrued liabilities	53	61

Total current liabilities	2,059	5,079

Redeemable Preferred Stock
Preferred stock, no par value; 1,000,000 shares authorized; 27,020 shares issued; 17,020 shares outstanding; $100 per share liquidation preference	—	1,702

Commitments and contingencies
Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 43,687 shares issued; 33,687 shares outstanding; 17,020 shares @$100 per share liquidation preference 16,667 shares @$75 per share liquidation preference	2,833	—
Common stock, par value, $.0019 per share; 10,000,000 shares authorized; 2,100,351 and 2,096,157 shares issued and outstanding	12	12
Additional paid-in capital	22,403	22,587
Cumulative translation account	(26)	(28)
Accumulated deficit	(21,265)	(20,045)

	3,957	2,526

	$6,016	$9,307

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Operations
(in thousands, except per share data)

	For the year ended December 31,
	2001	2000	1999
Net revenues
Software	$1,201	$2,680	$2,430
Services	4,611	2,964	3,422
Maintenance	2,610	3,625	4,923
Other	79	234	418

	8,501	9,503	11,193
Costs and expenses
Cost of revenues
Software	1,283	1,031	920
Services	2,003	2,295	2,400
Maintenance	878	1,556	1,494
Other	51	184	395
Sales and marketing	2,472	4,223	3,612
Product development	570	844	1,618
General and administrative	2,481	2,578	2,789

Operating loss	(1,237)	(3,208)	(2,035)
Interest income, net	(57)	64	123
Other income	80	—	—

Loss before income taxes	(1,214)	(3,144)	(1,912)
Income tax provision	(6)	(2,852)	(40)

Net loss	(1,220)	(5,996)	(1,952)

Dividends on preferred stock	(605)	(120)	(123)

Net loss applicable to common shareholders	$(1,825)	$(6,116)	$(2,075)

Basic and diluted net loss per share	$(.87)	$(3.05)	$(1.19)

Basic and diluted weighted average shares outstanding	2,099	2,003	1,750

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Changes in Shareholder's Equity
(in thousands, except share data)

	Common Stock(1)		Preferred Stock				Accumulated other comprehensive income/(loss)
					Additional paid-in capital	Comprehensive income (loss)		Accumulated deficit
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1998	1,717,107	$10	—	$—	$19,813	$—	$34	$(12,097)	$7,760
Exercise of common stock options	28,022	—	—	—	243	—	—	—	243
Employee stock purchases	1,632	—	—	—	9	—	—	—	9
Issuance of stock and warrants	166,667	1	—	—	1,509	—	—	—	1,510
Dividends	—	—	—	—	(123)	—	—	—	(123)
Comprehensive loss
Net loss	—	—	—	—	—	(1,952)	—	(1,952)	(1,952)
Foreign currency translation adjustment	—	—	—	—	—	(39)	(39)	—	(39)

Comprehensive loss						(1,991)

Balance at December 31, 1999	1,913,428	11	—	—	21,451		(5)	(14,049)	7,408
Exercise of common stock options	20,125	—	—	—	196	—	—	—	196
Employee stock purchases	792	—	—	—	8	—	—	—	8
Conversion of Series A Preferred to Common	161,812	1	—	—	999	—	—	—	1,000
Issuance of warrants	—	—	—	—	46	—	—	—	46
Dividends	—	—	—	—	(113)	—	—	—	(113)
Comprehensive loss
Net loss	—	—	—	—	—	(5,996)	—	(5,996)	(5,996)
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)	—	(23)

Comprehensive loss						(6,019)

Balance at December 31, 2000	2,096,157	12	—	—	22,587		(28)	(20,045)	2,526
Exercise of common stock options	567	—	—	—	3	—	—	—	3
Employee stock purchases	3,556	—	—	—	9	—	—	—	9
Shares issued at reverse split due to rounding	71	—	—	—	—	—	—	—	—
Series A Convertible Preferred Stock(2)	—	—	10,000	1,000	—	—	—	—	1,000
Series B Convertible Preferred Stock(2)	—	—	7,020	702	—	—	—	—	702
Series C Convertible Preferred Stock(3)	—	—	16,667	1,131	—	—	—	—	1,131
Dividends	—		—	—	(196)	—	—	—	(196)
Comprehensive loss
Net loss	—	—	—	—	—	(1,220)	—	(1,220)	(1,220)
Foreign currency translation adjustment	—	—	—	—	—	2	2	—	2

Comprehensive loss	—	—	—	—	—	$(1,218)

Balance at December 31, 2001	2,100,351	$12	33,687	$2,833	$22,403		$(26)	$(21,265)	$3,957
(1)
Represents values after 1 for 3 reverse stock split effective 9/12/01.
(2)
Represents amounts reclassified from redeemable securities to permanent equity per an amendment to the Company's Articles of Incorporation and shareholder approval effective 9/7/01.
(3)
Represents shares issued upon shareholder approval establishing Series C preferred Stock and conversion of debt.

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	For Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net loss	$(1,220)	$(5,996)	$(1,952)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,740	1,620	1,670
(Gain)/loss on disposal of fixed assets	6	(1)	71
Interest on investments	—	(22)	—
Provision for bad debts	136	(47)	81
Stock compensation	—	—	10
Deferred tax asset	—	2,821	—
Changes in assets and liabilities (net of acquisition)
Accounts receivable	305	210	1,119
Prepaid expenses and other assets	(30)	(155)	(94)
Accounts payable	(104)	109	(783)
Sales tax payable	273	(25)	(112)
Deferred revenue	(384)	(472)	(62)
Accrued employee compensation and benefits	(71)	43	(111)
Other accrued liabilities	(8)	(17)	—

Total adjustments	1,863	4,064	1,789

Net cash provided by/(used in) operating activities	643	(1,932)	(163)

Cash flows from investing activities
Software development costs	(426)	(1,563)	(1,861)
Purchases of property and equipment,net	(70)	(383)	(309)
Purchase of investment securities	(711)	(493)	(1,631)
Proceeds from sale of investment securities	691	2,146	—
Loss on investments	20	—	—

Net cash used in investing activities	(496)	(293)	(3,801)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net	1,131	702	2,000
Proceeds from issuance of common stock	—	46	1,500
Exercise of common stock options	3	196	243
Proceeds from employee stock purchase plan	9	8	9
Proceeds from borrowings	750	2,836	—
Repayment of borrowings	(3,586)	—	—
Purchase of investments used to secure borrowings	—	(2,200)	—
Proceeds from investments used to secure borrowings	2,200	—	—
Payment of dividends on convertible preferred stock	(86)	(123)	—

Net cash provided by financing activities	421	1,465	3,752

Effect of exchange rate changes on cash	11	12	(4)
Net increase/(decrease) in cash	579	(748)	(216)
Cash and cash equivalents, beginning of year	1,281	2,029	2,245

Cash and cash equivalents, end of year	$1,860	$1,281	$2,029

Supplemental disclosure of cash flow information
Cash paid for interest	$124	$61	$—

Cash paid for income taxes	$6	$30	$40

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Notes to Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

        Firstwave Technologies, Inc. (the "Company") is a provider of flexible Internet-based Customer Relationship Management (CRM) solutions that optimize and strengthen the relationship between a company and its customers. The Firstwave eCRM (Internet-based Customer Relationship Management) Suite is an integrated, Internet-based suite of applications that easily integrate with existing systems, allowing for rapid deployment and easy customization.

Fair value of financial instruments

        The Company has identified cash, investments, accounts receivable, accounts payable and debt as financial instruments of the Company. Due to the nature of these financial instruments the Company believes that the fair value of these financial instruments approximates their carrying value.

Basis of presentation and liquidity considerations

        Maintaining the Company's future capital requirements will depend on many factors, including its ability to increase revenue levels and keep costs of operations down to continue to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company's products. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. The Company's future capital needs will be highly dependent upon the Company's ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to uncertainty. The ability to raise additional capital may be negatively impacted in the event the Company does not maintain Nasdaq SmallCap listing requirements. If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition, and the Company's ability to reduce losses or generate profits.

        While the Company is aggressively pursuing steps to improve its sales efforts, there can be no assurance that the Company will be successful in its efforts to obtain additional funding resources, generate sufficient cash from operations, or achieve future profitability.

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

Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. The Company invests in commercial paper and US Treasury Bills. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, which has three customers whose purchases represent 52.2% of the Company's total revenues for 2001 and whose Accounts Receivable balance at December 31, 2001 represented 60.7% of total Accounts Receivable outstanding at December 31, 2001. The amounts outstanding as of December 31, 2001 were collected in full during January 2002. During 1999 and 2000, no customer accounted for more than 10% of total revenue.

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

Property and equipment

        Property and equipment consist of furniture, computers, other office equipment, and purchased software, recorded at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes are recorded using the straight-line method over estimated useful lives ranging from three to six years. Expenditures for maintenance and repairs are charged to expense as incurred.

Software development costs

        Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in FAS 86 and ends when the resulting product is available for sale. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

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

Stock-based compensation

        The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of FAS 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Basic and diluted net loss per common share

        Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation had they not been antidilutive. Net loss applicable to common shareholders includes a charge for dividends related to the Company's outstanding preferred stock. Net loss applicable to common shareholders includes a one-time non-cash charge of $416,675 incurred during the third quarter of 2001 applicable to a beneficial conversion feature associated with the issuance by the Company of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into common stock of the Company pursuant to a formula that was based upon 75% of the average trading price of the Company's common stock over the twenty trading days prior to shareholder approval to establish this class of preferred stock. Because the conversion price determined by this formula was less than the trading price of the common stock on the commitment date, current accounting standards require the Company to determine the value of this beneficial conversion feature and to record that amount as a dividend on preferred stock, resulting in a charge to net income available to common shareholders. The total number of common shares that would have been included in the Company's computation of diluted loss per share if they had been dilutive was 982,837 in 2001, 212,496 in 2000, and 13,511 in 1999.

Impairment of long-lived assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on the fair value of the asset.

Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective January 1, 2001 and it did not have a material impact on the consolidated financial statements.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and is effective for transfers and servicing occurring after June 30, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. The Company will account for activity under its Accounts Receivable Purchase Agreement pursuant to SFAS No. 140. As of December 31, 2001 the Company had not had any activity under this Agreement.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as pooling of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For calendar year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. As SFAS 141 is effective for transactions on or after June 30, 2001, the Company has effectively adopted this statement with no material impact on the consolidated financial statements. Effective January 1, 2002, the Company adopted SFAS 142, and expects it will not have a material impact on the consolidated financial statements.

2. Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	December 31,
	2001	2000
Computer hardware and other equipment	$1,974	$2,467
Furniture and fixtures	938	1,022
Purchased software	1,310	1,277

	4,222	4,766
Less: Accumulated depreciation and amortization	(3,801)	(4,049)

	$421	$717

        Depreciation and amortization of property and equipment totaled approximately $356,000, $576,000, and $808,000, in 2001, 2000, and 1999, respectively.

3. Product Development Expenses

        Product development expenses are summarized as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Total development expenses	$996	$2,407	$3,479
Less: Additions to capitalized software development before amortization	426	1,563	1,861

Product development expenses	$570	$844	$1,618

        The activity in the capitalized software development account is summarized as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Balance at beginning of year, net	$2,580	$1,918	$770
Additions	426	1,563	1,861
Amortization expense	(1,244)	(901)	(713)

Balance at end of year, net	$1,762	$2,580	$1,918

4. Borrowings

        On February 12, 2001 the Company executed a promissory note with its President and Chief Executive Officer in the amount of $750,000. The note accrued interest at 9% and was payable in full with interest on January 15, 2002. The note was secured by a junior lien on all of the Company's assets, subordinate to the Company's bank line of credit.

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

        On June 5, 2001 the Company signed an Accounts Receivable Purchase Agreement with a commercial bank whereby the Company may sell up to $500,000 of its eligible accounts receivable, as defined in the agreement. Said agreement will expire one year from execution, accrue interest at 1.85% per month, and is secured by the assets of the Company. As of December 31, 2001 there were no outstanding borrowings under this agreement.

        On September 7, 2001, with shareholder approval, the Company issued 10,000 shares of Series C Convertible Preferred Stock to its President and CEO, in exchange for the promissory note dated February 12, 2001.

        On September 7, 2001, with shareholder approval, a $500,025 promissory note that the Company issued on July 18, 2001 at 9% interest held by Mercury Fund II. Ltd, was converted into 6,667 shares of the Company's Series C Convertible Preferred Stock.

        As of December 31, 2001, the Company has no outstanding long-term debt.

5. Shareholder's Equity

Preferred Stock

        On September 7, 2001, with shareholder approval, a $500,025 promissory note that the Company issued on July 18, 2001 at 9% interest held by Mercury Fund II. Ltd, was converted into 6,667 shares of the Company's Series C Convertible Preferred Stock. Also, as required by the terms of the Mercury agreement and approved by the Company's shareholders, the Company also issued 10,000 shares of Series C Convertible Preferred Stock to Richard Brock, President and CEO of the Company, on September 7, 2001, in exchange for the promissory note of the Company in the principal amount of $750,000 held by Mr. Brock. The Series C Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly and are convertible into Common Stock of the Company at anytime at a conversion rate of $1.80 per share of Common Stock. The preferred stock has a liquidation preference of $75 per share plus all accrued and unpaid dividends. At December 31, 2001, there were $10,000 of dividends payable related to this offering, and net loss applicable to common shareholders included a year to date charge of approximately $36,000 in dividends related to the Series C convertible preferred stock.

        During the fourth quarter of 2000, the Company issued 7,020 shares of Series B Convertible Preferred Stock in a private placement. The Company received $702,000 in November 2000 related to this offering. The Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company at anytime after May 15, 2001, at a conversion rate of $8.10 per share of Common Stock. The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends. At December 31, 2001, there were approximately $71,000 in dividends payable related to this offering, and net loss applicable to common shareholders included a year to date charge for $64,000 in dividends related to the Series B convertible preferred stock. The related charge for year ending December 31, 2000 was approximately $7,000.

        During the second quarter of 1999, the Company issued 20,000 shares of Series A Convertible Preferred Stock in a private placement. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering. The Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company at anytime after April 25, 2000, at a conversion rate of $6.18 per share of Common Stock. The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends and becomes redeemable at $100 per share at the option of the Board of Directors after April 26, 2001. During 2000, 10,000 shares of this offering were converted to 161,812 shares of common stock pursuant to the original terms of the preferred stock. At December 31, 2001, there were approximately $142,500 dividends payable related to the Series A convertible preferred stock which represented $90,000 in dividends earned in 2001 and the remaining unpaid balance of $52,500 in dividends related to 2000 dividends. Net loss applicable to common shareholders included a year to date charge for $90,000 in dividends related to the Series C convertible preferred stock. The related charge for year ending December 31, 2000 was approximately $113,000.

        The Series A and Series B Preferred Stock agreements contained a mandatory redemption feature whereby the sale, lease, exchange or transfer of all or substantially all of the assets of the Company were regarded as liquidation events—and were thereby required to be shown outside shareholder's equity in our consolidated financial statements as of December 31, 2000. On July 13, 2001, the Company's Board of Directors unanimously approved the consent and agreement to be entered into by the holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to waive their rights with respect to these deemed liquidation provisions. On July 13, 2001, the holders of all outstanding shares of the Series A and Series B Convertible Preferred Stock executed the consent and agreement and waived their rights with respect to the deemed liquidation provisions. Pursuant to this consent and waiver, the Company's Board of Directors and the holders of the Series A and Series B Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) delete the deemed liquidation provisions and (ii) modify the timing of dividend payments on the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock so that the Company is required to make such payments monthly, rather than annually, commencing in January 2002. The amendment was approved at a special meeting of shareholders on September 7, 2001 and Series A and Series B Preferred Stock were reclassified from temporary to permanent equity on our consolidated Balance Sheet as of September 30, 2001.

Common Stock

        On September 7, 2001, Shareholders approved an amendment to the Company's Articles of Incorporation to effect a reverse stock split of all issued and outstanding shares of the Company's common stock at a ratio not to exceed one-for-three. The Company's Board of Directors voted to effect a one-for-three reverse stock split of the Company's common stock, effective September 12, 2001. The reverse stock split reduced the number of shares issued and outstanding from 6,300,841 to 2,100,351 effective September 12, 2001. The Company did not issue fractional shares.

6. Income Taxes

        The Company's 2000 income tax expense principally results from a write-off of the deferred tax asset of $2,821,000, through an increase in the valuation allowance.

        The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Current
Foreign	$6	$30	$40
Deferred
Federal	—	2,821	—
State	—	—	—
Foreign	—	—	—

	$6	$2,851	$40

        The difference between the provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:

	2001	2000	1999
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)%	(3.8)%	(4.0)%
Change in valuation allowance	29.6%	140.3%	30.1%
Foreign income taxes	0.1%	1.1%	2.1%
Other	8.8%	0.2%	7.9%

	0.5%	103.8%	2.1%

        At December 31, 2001 and 2000, deferred tax (assets) liabilities are comprised of the following (in thousands):

	Year ended December 31,
	2001	2000
Gross deferred tax liabilities
Capitalization of software development costs	$548	$921
Depreciation	250	238
Other	—	76

	798	1,235

Gross deferred tax assets
Foreign tax credit carryforwards	—	—
Net operating loss carryforwards	(9,715)	(9,708)
Tax credit carryforwards	(288)	(288)
In process research and development	(193)	(211)
Allowance for doubtful accounts receivable	(28)	(99)
Accrued expenses	(18)	(14)
Other	—	—

	(10,242)	(10,320)
Valuation allowance	9,444	9,085

	(798)	(1,235)
Net deferred tax assets	—	—
Less: Current portion		—

	$—	$—

        The Company also has alternative minimum tax credit and general business tax credit carryforwards of approximately $40,000 and $43,000, respectively, which will expire in years 2008 through 2011. At December 31, 2001 the Company has U.S. net operating loss carryforwards of approximately $24,500,000 which expire in years 2009 through 2016.

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

7. Stock Option Plans

        In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan"). The Company has reserved 466,667 shares of common stock for issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria or change of control as specified by the individual grant agreements. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-fourth increments on the first, second, third and fourth anniversaries of the date of grant. Options expire ten years after the date of grant.

        At December 31, 2001, 54,643 options were available for grant and 335,745 options were outstanding related to the Option Plan.

        The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option grants described above been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net loss applicable to common shareholders
As reported	$(1,825)	$(6,116)	$(2,075)
Pro forma	(2,215)	(6,555)	(2,267)
Net loss per share
Basic and diluted
As reported	$(.87)	$(3.05)	$(1.19)
Pro forma	(1.06)	(3.27)	(1.30)

        The fair value of each option grant and the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 146%, 134%, and 92%, risk-free interest rate ranging from 4.55% to 6.15% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

        In accordance with FAS 123, for the year ended December 31,1999, $10,000 was recorded as expense related to options and warrants granted to non-employees. There was no corresponding activity in 2001 or 2000.

        A summary of stock option activity is as follows:

	Shares	Exercise Price Per Share $	Weighted Avg Exercise Price $	Weighted Average Fair Value $
Outstanding at December 31, 1998	352,349	5.64-15.00	10.05
Granted	211,400	4.77-15.00	9.78	6.93
Exercised	(22,466)	7.68-15.00	9.42
Canceled or expired	(333,467)	4.77-15.00	9.66

Outstanding at December 31, 1999	207,816	4.77-15.00	10.47
Granted	172,833	3.93-54.57	13.50	11.67
Exercised	(20,208)	5.64-15.00	9.66
Canceled or expired	(91,867)	5.64-48.57	13.05

Outstanding at December 31, 2000	268,574	3.93-54.57	11.58

Adjustment due to 1 for 3 split	13
Granted	183,121	.95-6.19	2.95	2.63
Exercised	(567)	4.78	4.78
Canceled or expired	(115,396)	1.38-54.56	10.81

Outstanding at December 31, 2001	335,745	.95-35.81	7.15

Options exercisable at December 31, 2001	78,292		11.44

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Exercise Price
$.95-$ 2.70	116,832	9.58	$1.68	0	$0.00
$3.00-$10.50	123,392	8.34	6.75	30,413	7.57
$11.06-$35.81	95,521	7.38	14.37	47,879	13.90

$.95-$35.81	335,745	8.50	7.15	78,292	11.44

8. Commitments and Contingencies

        The Company leases office space, equipment and automobiles under noncancelable lease agreements expiring on various dates through 2005. At December 31, 2001, future minimum rentals for noncancelable leases are as follows (in thousands):

Year ending December 31,	Minimum Annual Rentals
2002	1,003
2003	906
2004	617
2005	504

$3,030

        Net rent expense under these and other agreements was approximately $940,000, $960,000, and $1,056,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Rent expense was offset by rental income from subleased office space in the amount of $46,000 for the year ended December 31, 1999. There was no corresponding rental income in 2001 or 2000.

        The Company is subject to legal proceedings and claims which may arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

9. Employee Benefit Plans

401(k) Plan

        Effective August 1, 1991, the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 20% of their annual compensation to the 401(k) Plan. For each payroll period, the Company matches 30% of the lesser of (1) the participants' contribution or (2) 5% of the participants' compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 2001, 2000 and 1999, the Company made matching contributions of approximately $21,700, $35,500, and $34,500, respectively, to the 401(k) Plan and no discretionary contributions.

Employee Stock Purchase Plan

        The Company has reserved 30,000 shares of common stock for issuance under its Employee Stock Purchase Plan ("ESPP"), which was effective January 31, 1995. The ESPP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter. No compensation expense is recorded in connection with this plan. During 2001 and 2000, 3,556 and 710 shares, respectively, were issued under the ESPP. At December 31, 2001, 22,141 shares had been issued cumulatively under the plan and there were no options to purchase outstanding.

10. Segment Information

        During June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131—"Disclosures about Segments of an Enterprise and Related Information" (FAS 131). The statement requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures. Management believes that it has only a single segment consisting of software sales with related services and support. The enterprise-wide disclosures required by FAS 131 are presented below. The Company exports its products through agreements with international distributors to whom it grants territorial rights.

        A summary of international revenues, including the Company's UK subsidiary, by geographic area is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
United States	$2,434	$4,300	$5,318
Europe	5,728	4,249	5,026
South America	164	418	50
Australia and New Zealand	174	303	787
Asia	1	233	—
South Africa	—	—	12

	$8,501	$9,503	$11,193

        Long-lived assets of the Company are located primarily in the United States and in the office of the Company's wholly owned subsidiary Firstwave Technologies UK Ltd. Fixed assets of approximately $100,000, or 23.8% of the consolidated fixed asset balance, are located in the United Kingdom.

11. Related Party Transactions

        During the second quarter of 1999, the Company issued 20,000 shares of Series A Convertible Preferred Stock in a private placement to two officers. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering.

        During the fourth quarter of 2000, the Company issued 7,020 shares of Series B Convertible Preferred Stock in a private placement. 5,250 shares of this offering, representing $525,000, were issued to an officer and a director of the Company.

        On February 12, 2001 the Company executed a promissory note with its President and Chief Executive Officer in the amount of $750,000. The note accrued interest at 9% and was payable in full with interest on January 15, 2002. The note was secured by a junior lien on all of the Company's assets, subordinate to the Company's bank line of credit. On September 7, 2001, with shareholder approval, the Company issued 10,000 shares of Series C Convertible Preferred Stock to its President and CEO, in exchange for the promissory note dated February 12, 2001.

        During the year ending December 31, 2001, the Company paid dividends and interest in the amount of $118,000 to its President and CEO. The dividends relate to his $2,250,000 investment in the Company's Preferred Stock, and the interest is related to the Promissory Note converted to Preferred Stock as described above. At December 31, 2001 the Company had $177,000 accrued but not paid related to Preferred Stock dividends owed to its President and CEO.

        At December 31, 2001, the Company had $2,500 accrued but not paid related to Preferred Stock dividends owed to its Chairman of the Board. The Company's Chairman of the Board is also a member of the Board of Directors of one of the Company's lenders.

12. Subsequent Events

        On February 19, 2002 the Company announced that it is offering a voluntary stock option exchange program for its employees, executive officers and directors. Under the program, employees, executive officers and directors will have the opportunity to cancel previously granted options with an exercise price in excess of $10.00 in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date when the Company cancels the existing options. The exercise price of the new options will be set at the fair market value of the Company's common stock as of the new grant date, which is expected to be in September 2002. Options to purchase approximately 113,604 shares of the Company's common stock were eligible for participation in the program and 81,684 options were surrendered and cancelled on March 19, 2002. For the year ended December 31, 2001, weighted average shares outstanding assuming dilution were 3,064,000. The exchange option program is not expected to result in a compensation charge to the financial statements.

Report of Independent Accountants

To the Board of Directors and Shareholders of Firstwave Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and its subsidiary (the "Company") at December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements for the year ended December 31, 2000, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
April 16, 2001

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

        On October 1, 2001, the Audit Committee of the Board of Directors of Firstwave Technologies, Inc. approved the engagement of Cherry, Bekaert & Holland L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 2001, and dismissed PricewaterhouseCoopers L.L.P.

        There were no disagreements with PricewaterhouseCoopers L.L.P. within the meaning of Instruction 4 of Item 304 of Regulation S-K as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended December 31, 2000 and December 31, 1999, or for any subsequent interim period through June 30, 2001, which disagreements if not resolved to its satisfaction would have caused PricewaterhouseCoopers L.L.P. to make reference to the subject matter of the disagreement in their report on the Company's consolidated financial statements for such years.

        The reports of PricewaterhouseCoopers L.L.P. on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified as to audit scope or accounting principles. The report of PricewaterhouseCoopers L.L.P. on the Company's consolidated financial statements for the fiscal year ending December 31, 2000 included an explanatory paragraph relating to the Company's ability to continue as a going concern.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated by reference to information under the caption "Election of Directors—Director Nominee Biographical Information", "—Executive Officers" and "—Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002.

Item 11. Executive Compensation.

        The information required by this item is incorporated by reference to information under the captions "Election of Directors—Additional Information Concerning the Board of Directors" and "Executive Compensation" (exclusive of the subsections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is incorporated by reference to information under the caption "Executive Compensation—Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

        (a) The following documents are filed as part of this report:

  1.
  Financial Statements

  •
  Report of Independent Accountants

  •
  Consolidated Balance Sheet at December 31, 2001 and December 31, 2000

  •
  Consolidated Statement of Operations for the three years ended December 31, 2001

  •
  Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2001

  •
  Consolidated Statement of Cash Flows for the three years ended December 31, 2001

  •
  Notes to Financial Statements

  2.
  Financial Statement Schedules

  •
  Schedule II—Valuation and Qualifying Accounts, for the three years ended December 31, 2001

  3.
  Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).
3.3	Articles of Amendment dated April 26, 1999 setting forth the designation of the Series A Redeemable Preferred Stock.
3.4	Articles of Amendment dated November 15, 2000 setting forth the designation of the Series B Redeemable Preferred Stock.
3.5	Articles of Amendment dated September 7, 2001 setting forth certain revisions to Series A and Series B Convertible Preferred Stock.(4)
3.6	Articles of Amendment dated September 12, 2001 setting forth the one-for-three reverse stock split.(4)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.
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
10.21	Board of Directors Compensation Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).(7)
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
10.24	Certificate of Designation of Series C Convertible Preferred Stock.(4)
10.25	Registration Rights Agreement dated July 18, 2001 between the Company and Mercury Fund No.1 LTD and Mercury Fund II, LTD.(4)

13	2001 Annual Report to Shareholders.
23.1	Consent of Independent Accountants. See page immediately preceding the signature page to this Report.
23.2	Consent of Independent Accountants. See page immediately preceding the signature page to this Report.
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

(4)
Incorporated herein by reference to exhibits attached to the proxy statement dated August 17, 2001 for Special Meeting of Shareholders held on September 7, 2001.

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

        (b) Form 8-K:

        None

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

        For the Year Ended December 31, 2001
(Thousands of Dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Accounts Written Off/Released	Balance at End of Period
Allowance for doubtful accounts	$287	$89	$286	$90

Tax asset valuation allowance	$9,085	$0	$0	$9,085

For the Year Ended December 31, 2000
(Thousands of Dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Accounts Written Off/Released	Balance at End of Period
Allowance for doubtful accounts	$345	$57	$115	$287

Tax asset valuation allowance	$5,290	$3,795	$0	$9,085

For the Year Ended December 31, 1999
(Thousands of Dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Accounts Written Off/Released	Balance at End of Period
Allowance for doubtful accounts	$425	$81	$161	$345

Tax asset valuation allowance	$4,717	$573	$0	$5,290

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        We consent to the inclusion of our report dated March 14, 2002 on the consolidated financial statements of Firstwave Technologies, Inc. and Subsidiary (the "Company") as of and for the year ended December 31, 2001, in the Company's annual report on Form 10K for the Company's year end December 31, 2001, and to the incorporation by reference into the Registration Statement on Form S-3 (No. 333-46319 and No. 333-72666) and the Registration Statements on Form S-8 (No. 33-66456, No. 33-88304. No. 333-55939 and No. 333-55971) of our report.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia
March 29, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-46319 and No. 333-72666) and the Registration Statements on Form S-8 (No. 33-66456, No. 33-75374, No. 33-88304, No. 333-55939 and No. 333-55971) of Firstwave Technologies, Inc. of our report dated April 16, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 29, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firstwave Technologies, Inc.
Date: March 29, 2002	By:	/s/ RICHARD T. BROCK Richard T. Brock President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2002	/s/ RICHARD T. BROCK Richard T. Brock President and Chief Executive Officer (Principal Executive Officer)
Date: March 29, 2002	/s/ JUDITH A. VITALE Judith A. Vitale Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 29, 2002	/s/ JAMES R. PORTER James R. Porter Chairman
Date: March 29, 2002	/s/ ROGER A. BABB Roger A. Babb Director
Date: March 29, 2002	/s/ JOHN F. KEANE John F. Keane Director
Date: March 29, 2002	/s/ MICHAEL T. MCNEIGHT Michael T. McNeight Director

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation .
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions .
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES