Form 10-Q
period 2002-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2002-05-15
CIK 897078

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

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

YES                 ☒                                           NO                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of May 10, 2002
Common Stock, no par value	2,211,476 Shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March  31, 2002

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

	Dec 31,	Mar 31,
	2001	2002
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,860	$2,270
Accounts receivable, less allowance for doubtful accounts of $90 and $54, respectively	1,333	3,529
Prepaid expenses and other assets	474	375
Total current assets	3,667	6,174

Property and equipment, net	421	294
Software development costs, net	1,762	1,469
Goodwill	166	164
	$6,016	$8,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$575	$648
Deferred revenue	663	1,301
Accrued employee compensation and benefits	145	326
Dividends payable	223	62
Other accrued liabilities	453	805
Total current liabilities	2,059	3,142

Shareholders’ equity	3,957	4,959
	$6,016	$8,101

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	Mar 31,	Mar 31,
	2001	2002

Net Revenues
Software	$132	$728
Services	750	2,875
Maintenance	703	448
Other	28	5
	1,613	4,056
Cost and Expenses
Cost of revenues
Software	284	323
Services	469	794
Maintenance	272	163
Other	18	5
Sales and marketing	791	780
Product development	195	100
General and administrative	663	863
	2,692	3,028

Operating income/(loss)	(1,079)	1,028

Interest income/(expense)	(30)	4
Other expense	(12)	0
Income/(loss) before income taxes	(1,121)	1,032
Income taxes	0	0
Net income/(loss)	$(1,121)	$1,032

Dividends on preferred stock	(38)	(66)

Net income/(loss) applicable to common shareholders	$(1,159)	$966

Basic:
Earnings/(loss) per share	$(0.55)	$0.46
Weighted average shares	2,098	2,100

Diluted:
Earnings/(loss) per share	$(0.55)	$0.33
Weighted average shares	2,098	3,108

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2002

							Accumulated
	Common Stock		Preferred Stock		Add'l	Compre-	Other
					paid-in	hensive	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income	income/(loss)	Deficit	Total
Balance at December 31, 2001	2,100,351	$12	33,687	$2,833	$22,403	$0	$(26)	$(21,265)	$3,957

Dividends								(66)	(66)

Comprehensive income:
Net income						1,032		1,032	1,032
Foreign currency translation adjustment						36	36		36
Accumulated comprehensive income						1,068

Balance at March 31, 2002	2,100,351	$12	33,687	$2,833	$22,403		$10	$(20,299)	$4,959

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2002

Cash flows (used in)/provided by operating activities	$(517)	$682

Cash flows from investing activities
Software development costs	(224)	(28)
Purchases of property and equipment	(21)	(57)
Purchase of investment securities	(711)	0
Proceeds from sale/maturity of investment securities	395	0
Loss on investment securities	12	0
Net cash provided by/(used in) investing activities	(549)	(85)

Cash flows from financing activities
Proceeds from borrowings	750	0
Repayment of borrowings	(410)	0
Proceeds from issuance of common stock	7	0
Payment of dividends on preferred stock	(16)	(227)
Net cash provided by/(used in) financing activities	331	(227)

Foreign currency translation adjustment	11	40

Increase/(decrease) in cash and cash equivalents	(724)	410
Cash and cash equivalents, beginning of period	1,281	1,860
Cash and cash equivalents, end of period	$557	$2,270

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$0

Cash paid for interest	$60	$0

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

March 31, 2002

A.            Basis of Presentation

Firstwave Technologies, Inc. (the “Company”) is a provider of flexible Internet-based Customer Relationship Management (CRM) solutions that optimize and strengthen the relationship between a company and its customers.  The Firstwave eCRM (Internet-based Customer Relationship Management) Suite is an integrated, Internet-based suite of applications that easily integrate with existing systems, allowing for rapid deployment and easy customization.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the period ended December 31, 2001.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary Firstwave Technologies UK, Ltd.  All significant intercompany transactions and balances have been eliminated in consolidation.

B.            Accounting Policies

Concentration of revenue

During the first quarter of 2002, the Company had a significant concentration of software and services revenue derived from its partnership with a leading global services company.

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

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company’s products in specific geographic areas.  Under the terms of the Company’s international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and generally remit 50% to 60% of standard license fees and maintenance revenues they produce.  The Company recognizes international sales at the gross license amount, with the amount paid to the distributors reflected as a selling expense.  The Company’s international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue.

Revenues from nonmonetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.

Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company’s balance sheet, with services revenue recognized as the services are performed and maintenance revenue recognized on a pro-rata basis.

Basic and diluted net income or loss per common share

Basic net income or net loss per common share is based on the weighted average number of shares of common stock outstanding during the period.  Stock options and convertible preferred stock have been included in the diluted earnings per share calculation when they are not antidilutive.  Net income or loss applicable to common shareholders includes a charge for dividends related to the Company’s outstanding preferred stock.

Foreign currency translation

The financial statements of the Company’s international subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period.  Currency transaction gains or losses, which are included in the results of operations, are insignificant for all periods presented.  Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in shareholders’ equity.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  The Company adopted SFAS 133 effective January 1, 2001 and it did not have a material impact on the consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement replaces SFAS No. 125 and is effective for transfers and servicing occurring after June 30, 2001 and, for certain provisions, fiscal years ending after December 15, 2000.  The Company accounts for activity under its Accounts Receivable Purchase Agreement pursuant to SFAS No. 140.  As of March 31, 2002 the Company had not had any activity under this Agreement.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as pooling of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill.  For calendar year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002.   As SFAS 141 is effective for transactions on or after June 30, 2001, the Company has effectively adopted this statement with no material impact on the consolidated financial statements.  The Company adopted SFAS 141 effective January 1, 2002 and it did not have a material impact on the consolidated financial statements.  SFAS No. 142 requires goodwill and intangible assets that have indefinite useful lives no longer be amortized but rather tested at least annually for impairment.  During the first quarter of 2002 the Company did not record any impairment of goodwill.

C.            Borrowings

In second quarter 2001, the Company signed an Accounts Receivable Purchase Agreement with a commercial bank whereby the Company may sell up to $500,000 of its eligible accounts receivable, as defined in the agreement.  Said agreement will expire one year from execution, accrue interest at 1.85% per month on amounts outstanding, and is secured by the assets of the Company.  As of March 31, 2002, there were no outstanding borrowings under this agreement.

As of March 31, 2002, the Company has no outstanding long-term debt.

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

Results of Operations

During the first quarter of 2002 our financial results reflect significant quarter over comparable quarter improvement. Total revenues increased 151.5% from $1,613,000 in the first quarter of 2001 to $4,056,000 in the first quarter of 2002 primarily due to increased software and services revenue.  Software revenues increased 451.5% from $132,000 in the first quarter of 2001 to $728,000 in the first quarter of 2002.  Our software revenues are significantly dependent upon the timing of closing of license agreements.  Services revenues increased 283.3% from $750,000 in the first quarter of 2001 to $2,875,000 in the first quarter of 2002.

During the first quarter of 2002, we had a major concentration of software and services revenue derived from our partnership with a leading global services company.  This partnership contributed a significant amount of our total revenue for first quarter 2002.  We expect that the revenues from this partnership will remain at a high level for the next two quarters based upon projects already in process.  If this partner decreases its purchasing of our software and services, our revenues would be subject to significant decrease if not replaced with other significant accounts.

Maintenance revenues decreased 36.3% from $703,000 in the first quarter of 2001 to $448,000 in the first quarter of 2002.  The decrease is primarily due to cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.  While we anticipate increases in maintenance revenues related to the eCRM product, which will be relative to new software license sales, we anticipate a continued decrease in maintenance revenue from the Takecontrol and Unix product line based on the age and life cycle of those products.  During 2002, we expect an overall decrease of maintenance revenues as compared to 2001 due to an expectation that the decrease in maintenance revenues related to Takecontrol cancellations will exceed the increase in revenues related to new eCRM maintenance agreements.  As our eCRM license revenues increase during 2002, we would expect a reversal of this trend.

Cost of software revenues increased 13.7% from $284,000 in the first quarter of 2001 to $323,000 in the first quarter of 2002.  The increase is primarily a result of the amortization of capitalized software additions of the Firstwave eCRM product line.  Cost of software revenues include costs of third party software, amortization of capitalized software costs, media costs, and documentation materials.

Cost of revenues for services increased 69.3% from $469,000 in the first quarter of 2001 to $794,000 in the first quarter of 2002 primarily due to increases in payroll, outside consultants, and travel related to the increase in services revenue.  Cost of revenues for services as a percentage of services revenues decreased from 62.5% in the first quarter of 2001 to 27.6% in the first quarter of 2002 due to higher utilization rates of service personnel.  Cost of revenues for maintenance decreased 40.1% from $272,000 in the first quarter of 2001 to $163,000 in the first quarter of 2002 primarily due to decreased payroll and related costs and lower royalty costs consistent with decreased maintenance revenues generated by international distributors.

Sales and marketing expense decreased slightly from $791,000 in the first quarter of 2001 to $780,000 in the first quarter of 2002.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 69.4% from $419,000 in the first quarter of 2001 to $128,000 in the first quarter of 2002.  The decrease is primarily related to decreased use of outside development contractors and the reallocation of some development resources to billable services projects during the first quarter of 2002.  Software development costs capitalized during the three months ended March 31, 2001 and March 31, 2002 were $224,000 and $28,000 respectively.   We believe development expenditures will increase for the balance of 2002 and expect that the enhancements to Firstwave eCRM as a result of increased expenditures will further improve the product’s viability in the CRM market.

General and administrative expenses increased 30.2% from $663,000 in the first quarter of 2001 to $863,000 in the first quarter of 2002 primarily due to the write off of a third party software asset related to a change in the technology used for our internal web-site development and increases in incentives related to employee compensation plans.

Net interest income decreased 113.3% from $30,000 net interest expense in the first quarter of 2001 to $4,000 net interest income in the first quarter of 2002 due to the decreased level of borrowings during the period.  Dividends on preferred stock increased 73.7% from $38,000 in the first quarter of 2001 to $66,000 in the first quarter of 2002 due to the issuance of Series C Convertible Preferred Stock in September 2001.

The above factors combined to result in a 183.4% increase in net income available to common shareholders from a net loss of $1,159,000 in the first quarter of 2001 to a net income of  $966,000 in the first quarter of 2002, and a net loss per basic and diluted share of $0.55 for the first quarter of 2001 compared to a net income per basic share of  $0.46 and net income per diluted share of $0.33 for the first quarter of 2002.

Balance Sheet

Net accounts receivable increased 164.7% from $1,333,000 at December 31, 2001 to $3,529,000 at March 31, 2002 primarily due to outstanding receivables related to our large partnership services engagement.   As of May 6, 2002 these amounts have been collected.   Property and equipment decreased 30.2% from $421,000 at December 31, 2001 to $294,000 at March 31, 2002, due to year to date depreciation and the write off of a third party software asset resulting from a change in technology used in our internal web-site development offset by additional fixed asset purchases.  Capitalized software decreased 16.6% from $1,762,000 at December 31, 2001 to $1,469,000 at March 31, 2002 due to additional capitalization of $28,000 in development costs net of $321,000 in amortization.  Accounts payable increased 12.7% from $575,000 at December 31, 2001 to $648,000 at March 31, 2002 due to the timing of vendor payments.  Deferred revenue increased 96.2% from $663,000 at December 31, 2001 to $1,301,000 at March 31, 2002 primarily due to a prepayment for software licenses that will be delivered and recognized as license revenue in the second quarter of 2002 and annual maintenance billed in advance during first quarter 2002 offset by the recognition of three months of maintenance revenue billed in advance at December 31, 2001.  Accrued employee compensation and benefits increased 124.8% from $145,000 at December 31, 2001 to $326,000 at March 31, 2002 due to increased accruals related to increased incentives and commissions consistent with increased software revenues and improved overall financial performance.  Dividends payable decreased 72.2% from $223,000 at December 31, 2001 to $62,000 at March 31, 2002 due to the payment of dividends on preferred stock.  Other accrued liabilities increased 77.7% from $453,000 to $805,000 primarily due to increased VAT in the UK consistent with increased revenue.

Liquidity and Capital Resources

As of March 31, 2002, the balance of cash and cash equivalents was $2,270,000 compared to $1,860,000 at December 31, 2001, an increase of $410,000 due to the increase in cash provided by operations.  As of March 31, 2002 we have no outstanding long term debt.

Our future capital requirements will depend on many factors, including our ability to maintain positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of our products.  Although we have historically been able to satisfy our cash requirements, there can be no assurance that efforts to maintain positive cash flows from operations will be successful in the future.  Our future capital needs will be highly dependent upon our ability to control expenses and generate software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty.  If we are not able to generate sufficient cash from revenues, we may need to raise additional capital.  If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on our business and financial condition, as well as our ability to reduce losses or generate profits.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

                Not Applicable

Item 2.    Changes in Securities

                None

Item 3.    Defaults Upon Senior Securities

                Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 2, 2002, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

1.               Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

Name of Nominee	Votes For	Votes Withheld
Roger A. Babb	2,520,032	105,931
Richard T. Brock	2,520,032	105,931
John F. Keane	2,520,032	105,931
Michael T. McNeight	2,520,032	105,931
James R. Porter	2,520,032	105,931

2.               Votes cast for, against or abstained regarding an amendment of the Company’s 1993 Stock Option Plan to increase the number of shares reserved for future grants under the plan from 466,667 to 516,667.

Votes For	Votes Against	Abstain
2,359,074	257,572	9,317

3.               Votes cast for, against, or abstained regarding an amendment of the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for possible purchase by Company employees from 30,000 to 40,000.

Votes For	Votes Against	Abstain
2,587,383	33,047	5,533

Item 5.    Other Information

                Not applicable

Item 6.    Exhibits and Reports on form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE:	May 10, 2002	/s/ Judith A. Vitale

Judith A. Vitale
Chief Financial Officer