Form 10-Q
period 2002-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2002-08-14
CIK 897078

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of commonstock, as of the latest practicable date.

                                              Outstanding as of  August 9, 2002

                                              Common Stock, no par value                                                    2,212,045 Shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

	Dec 31,	June 30,
	2001	2002
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,860	$4,748
Accounts receivable, less allowance for doubtful accounts of $90 and $56, respectively	1,333	957
Prepaid expenses and other assets	474	411
Total current assets	3,667	6,116

Property and equipment, net	421	287
Software development costs, net	1,762	1,285
Goodwill	166	170
	$6,016	$7,858

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$575	$580
Deferred revenue	663	741
Accrued employee compensation and benefits	145	351
Dividends payable	223	60
Other accrued liabilities	453	375
Total current liabilities	2,059	2,107

Shareholders’ equity	3,957	5,751
	$6,016	$7,858

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

Net Revenues
Software	$333	$651	$465	$1,379
Services	796	2,540	1,546	5,415
Maintenance	581	403	1,284	851
Other	35	7	63	12
	1,745	3,601	3,358	7,657
Cost and Expenses
Cost of revenues
Software	329	324	613	647
Services	492	912	961	1,706
Maintenance	172	117	444	280
Other	24	7	42	12
Sales and marketing	539	864	1,330	1,644
Product development	147	167	342	267
General and administrative	601	300	1,264	1,163
	2,304	2,691	4,996	5,719

Operating income/(loss)	(559)	910	(1,638)	1,938

Interest income/(expense)	(14)	20	(44)	24
Other income, net	92	0	80	0
Income/(loss) before income taxes	(481)	930	(1,602)	1,962
Income taxes	(1)	0	(1)	0
Net income/(loss)	($482)	$930	($1,603)	$1,962

Dividends on preferred stock	(38)	(64)	(76)	(130)

Net income/(loss) applicable to common shareholders	($520)	$866	($1,679)	$1,832

Basic:
Earnings/(loss) per share	($0.25)	$0.41	($0.80)	$0.87
Weighted average shares	2,100	2,138	2,098	2,110

Diluted:
Earnings/(loss) per share	($0.25)	$0.29	($0.80)	$0.63
Weighted average shares	2,100	3,172	2,098	3,130

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2002

							Accumulated
	Common Stock		Preferred Stock		Add’l	Compre-	Other
					paid-in	hensive	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income	income/(loss)	Deficit	Total

Balance at December 31, 2001	2,100,351	$12	33,687	$2,833	$22,403	$0	($26)	($21,265)	$3,957

Exercise of common stock options	544				2				2

Conversion of Series C Preferred Stock to Common Stock	111,125		(2,667)	(200)	200				0

Dividends								(130)	(130)

Comprehensive income:
Net income						1,962		1,962	1,962
Foreign currency translation adjustment						(40)	(40)		(40)
Accumulated comprehensive income						1,922

Balance at June 30, 2002	2,212,020	$12	31,020	$2,633	$22,605		($66)	($19,433)	$5,751

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2001	June 30, 2002

Cash flows (used in)/provided by operating activities	($315)	$3,484

Cash flows from investing activities
Software development costs	(307)	(164)
Purchases of property and equipment	(28)	(93)
Purchase of investment securities	(711)	0
Proceeds from sale/maturity of investment securities	691	0
Loss on investment securities	20	0
Net cash used in investing activities	(335)	(257)

Cash flows from financing activities
Proceeds from borrowings	750	0
Repayment of borrowings	(2,836)	0
Proceeds from restricted cash used to secure borrowings	2,200	0
Proceeds from issuance of common stock	12	2
Payment of dividends on preferred stock	(31)	(293)
Net cash provided by/(used in) financing activities	95	(291)

Foreign currency translation adjustment	12	(48)

Increase/(decrease) in cash and cash equivalents	(543)	2,888
Cash and cash equivalents, beginning of period	1,281	1,860
Cash and cash equivalents, end of period	$738	$4,748

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1	$0

Cash paid for interest	$79	$0

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2002

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

B.            Accounting Policies

Concentration of revenue

During the first and second quarters of 2002, the Company had a substantial majority of software and services revenue derived from its partnership with a leading global services company.

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

Foreign currency translation

The financial statements of the Company’s international subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period.  Currency transaction gains or losses are included in the results of operations.  Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in shareholders’ equity.

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

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement replaces SFAS No. 125 and is effective for transfers and servicing occurring after June 30, 2001 and, for certain provisions, fiscal years ending after December 15, 2000.  The Company accounts for activity under its Accounts Receivable Purchase Agreement pursuant to SFAS No. 140.  As of June 30, 2002 the Company has not borrowed against this Agreement.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as pooling of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill.  For calendar year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002.   As SFAS 141 is effective for transactions on or after June 30, 2001, the Company has effectively adopted this statement with no material impact on the consolidated financial statements.  The Company adopted SFAS 141 effective January 1, 2002 and the adoption did not have a material impact on the consolidated financial statements.  SFAS No. 142 requires goodwill and intangible assets that have indefinite useful lives no longer be amortized but rather tested at least annually for impairment.  During the first six months of 2002, the Company did not record any impairment of goodwill.

C.            Borrowings

In second quarter of 2001, the Company signed an Accounts Receivable Purchase Agreement with a commercial bank whereby the Company could sell up to $500,000 of its eligible accounts receivable, as defined in the agreement.  This agreement had a one-year term and expired on June 5, 2002.

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

Results of Operations

During the second quarter of 2002 our financial results reflect significant quarter over comparable quarter improvement. Total revenues increased 106.4% from $1,745,000 in the second quarter of 2001 to $3,601,000 in the second quarter of 2002 primarily due to increased software and services revenue.  Year to date total revenues increased 128.0% from $3,358,000 in 2001 to $7,657,000 in 2002.  Software revenues increased 95.5% from $333,000 in the second quarter of 2001 to $651,000 in the second quarter of 2002.  Year to date software revenues increased 196.6% from $465,000 in 2001 to $1,379,000 in 2002.  Our software revenues are significantly dependent upon the timing of closing of license agreements.  Services revenues increased 219.1% from $796,000 in the second quarter of 2001 to $2,540,000 in the second quarter of 2002, and year to date increased 250.3% from $1,546,000 in 2001 to $5,415,000 in 2002.

The quarterly and year to date increases in software and services revenues are primarily due to revenues generated through our partnership with a leading global services company.  This partnership has accounted for a substantial majority of our total revenue for both first and second quarter 2002.  We expect that the revenues from this partnership will remain at high levels for the next two quarters based upon projects already in process.  If this partner decreases its purchasing of our software and services, our revenues would be subject to significant decrease if not replaced with other significant accounts.

Maintenance revenues decreased 30.6% from $581,000 in the second quarter of 2001 to $403,000 in the second quarter of 2002 and year to date decreased 33.7% from $1,284,000 in 2001 to $851,000 in 2002.  These decreases are primarily due to cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.  While we anticipate increases in maintenance revenues related to the eCRM product, which will be relative to new software license sales, we anticipate a continued decrease in maintenance revenue from the Takecontrol and Unix product lines based on the age and life cycle of those products.  During 2002, we expect an overall decrease of maintenance revenues as compared to 2001 due to an expectation that the decrease in maintenance revenues related to Takecontrol cancellations will exceed the increase in revenues related to new eCRM maintenance agreements.  As our eCRM license revenues increase during 2002, we would expect an improvement in this trend.

Cost of software revenues remained consistent at $324,000 in the second quarter of 2002 compared to $329,000 in the second quarter of 2001.  Year to date cost of software revenues increased 5.6% from $613,000 in 2001 to $647,000 in 2002.  The increase is primarily a result of the amortization of capitalized software additions of the Firstwave eCRM product line.  Cost of software revenues include costs of third party software, amortization of capitalized software costs and media costs.

Cost of revenues for services increased 85.4% from $492,000 in the second quarter of 2001 to $912,000 in the second quarter of 2002, and year to date increased 77.5% from $961,000 in 2001 to $1,706,000 in 2002.  The increases are a result of increases in payroll, outside consultants, and travel consistent with the increase in services revenue.  Cost of revenues for services as a percentage of services revenues decreased from 61.8% in the second quarter of 2001 to 35.9% in the second quarter of 2002 due to higher utilization rates of service personnel.  Cost of revenues for maintenance decreased 32.0% from $172,000 in the second quarter of 2001 to $117,000 in the second quarter of 2002, and year to date decreased 36.9% from $444,000 in 2001 to $280,000 in 2002 primarily due to decreased payroll and related costs and lower royalty costs consistent with decreased maintenance revenues generated by international distributors.

Sales and marketing expense increased 60.3% from $539,000 in the second quarter of 2001 to $864,000 in the second quarter of 2002.  Year to date sales and marketing expense increased 23.6% from $1,330,000 in 2001 to $1,644,000 in 2002.  The increases are attributed to increases in payroll costs due to the expansion of the sales team as well as increases in advertising, marketing materials, tradeshows, and public relations.  During the remainder of 2002, we anticipate continued increases in sales and marketing expenses as we continue to engage in a full range of marketing programs focused on creating awareness and generating qualified leads.

The Company’s product development expenditures, which includes amounts capitalized, increased 31.7% from $230,000 in the second quarter of 2001 to $303,000 in the second quarter of 2002 primarily due to increased payroll costs related to an increase in development personnel.  Year to date, product development expenditures decreased 33.6% from $649,000 in 2001 to $431,000 in 2002 due to decreased use of outside development consultants and the reallocation of some development resources to billable services projects during the first quarter of 2002.  Software development costs capitalized during the three and six months ended June 30, 2001 were $83,000 and $307,000, and for the three and six months ended June 30, 2002, were $136,000 and $164,000 respectively.  On June 30, 2002 we released the latest version of our eCRM product, Version 8.0, which delivers a new interface allowing for faster and easier navigation.  We believe development expenditures will increase for the balance of 2002 as we continue further enhancements to the product to respond to the needs of existing and prospective customers.

General and administrative expenses decreased 50.1% from $601,000 in the second quarter of 2001 to $300,000 in the second quarter of 2002 primarily due to a favorable change in the foreign currency translation rate during the quarter.  Year to date general and administrative expenses decreased slightly from $1,264,000 in 2001 to $1,163,000 in 2002.  The year to date decrease is the net effect of the favorable foreign currency rate offset by the write off in the first quarter of 2002 of a third party software asset related to a change in the technology used for our internal web-site development and increased incentives in 2002 related to employee incentive plans.

Net interest income/expense decreased 242.9% from $14,000 net interest expense in the second quarter of 2001 to $20,000 net interest income in the second quarter of 2002.  We eliminated interest expense effective September 2001 with the elimination of long-term debt.  Other income of $92,000 in the second quarter of 2001 was primarily related to a settlement agreement pursuant to the cancellation by a third party of a sublease of office space.

Dividends on preferred stock increased 68.4% from $38,000 in the second quarter of 2001 to $64,000 in the second quarter of 2002 due to the issuance of Series C Convertible Preferred Stock in September 2001.

The above factors combined to result in a 266.5% increase in net income available to common shareholders from a net loss of $520,000 in the second quarter of 2001 to a net income of  $866,000 in the second quarter of 2002, and a net loss per basic and diluted share of $0.25 for the second quarter of 2001 compared to a net income per basic share of  $0.41 and net income per diluted share of $0.29 for the second quarter of 2002.   Year to date, net income available to common shareholders increased 209.1% from a net loss of $1,679,000 in 2001 to a net income of  $1,832,000 in 2002, and a net loss per basic and diluted share of $0.80 in 2001 compared to a net income per basic share of  $0.87 and net income per diluted share of $0.63 for 2002.

Balance Sheet

Net accounts receivable decreased 28.2% from $1,333,000 at December 31, 2001 to $957,000 at June 30, 2002 primarily due to the collection of outstanding receivables related to annual maintenance agreements billed in advance at year end.   Property and equipment decreased 31.8% from $421,000 at December 31, 2001 to $287,000 at June 30, 2002, due to year to date depreciation and the write off of a third party software asset resulting from a change in technology used in our internal web-site development offset by additional fixed asset purchases.  Capitalized software decreased 27.1% from $1,762,000 at December 31, 2001 to $1,285,000 at June 30, 2002 due to additional capitalization of $164,000 in development costs net of $641,000 in amortization.  Deferred revenue increased 11.8% from $663,000 at December 31, 2001 to $741,000 at June 30, 2002 primarily due to annual maintenance billed in advance during first and second quarter 2002 offset by the recognition of three months of maintenance revenue billed in advance at December 31, 2001.  Accrued employee compensation and benefits increased 142.1% from $145,000 at December 31, 2001 to $351,000 at June 30, 2002 due to increased accruals related to increased incentives and commissions consistent with increased software revenues and improved overall financial performance.  Some of these accrued incentives are not payable until current year-end results are determined.  Dividends payable decreased 73.1% from $223,000 at December 31, 2001 to $60,000 at June 30, 2002 due to the payment of dividends on preferred stock.  Other accrued liabilities decreased 17.2% from $453,000 at December 31, 2001 to $375,000 at June 30, 2002 primarily due to the timing of payments of sales tax, VAT and payroll taxes.

Liquidity and Capital Resources

As of June 30, 2002, the balance of cash and cash equivalents was $4,748,000 compared to $1,860,000 at December 31, 2001, which is an increase of $2,888,000 resulting from increased cash flow from operations.  We have no outstanding long-term debt.

During the first six months of 2002, a substantial majority of our total revenue has been attributed to our partnership with a leading global services company.  While we expect that the revenues from this partnership will remain at high levels for the next two quarters based upon projects already in process, if this partner decreases its purchasing of our software and services, our revenues and cash position would be subject to significant decrease if not replaced with other significant accounts.

On July 30, 2002, Firstwave signed an agreement with ExtremeLogic, Microsoft’s Partner of the Year, to provide a ..Net-based workflow and scripting engine and services to enhance our eCRM technology.  The investment of purchased software and services will be in the range of $900,000, payable in the third and fourth quarters of 2002.  By licensing this proven technology, we feel the technology risk associated with new development is diminished, we gain a time-to-market advantage, and the cost to develop is less than building the technology in-house.  We also believe that our current cash position and cash received from operations will continue to satisfy our cash requirements.

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

                None

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on form 8-K

                Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                FIRSTWAVE TECHNOLOGIES, INC.

DATE: August 9, 2002	/s/ Judith A. Vitale
Judith A. Vitale
Chief Financial Officer