Form 10-Q
period 2002-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 2002-11-14
CIK 897078

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

YES      ☒                                  NO         ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of November 11, 2002

Common Stock, no par value	2,220,394 Shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

	Dec 31, 2001	Sept 30, 2002
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,860	$3,663
Accounts receivable, less allowance for doubtful accounts of $90 and $70, respectively	1,333	2,022
Prepaid expenses and other assets	474	733
Total current assets	3,667	6,418

Property and equipment, net	421	831
Software development costs, net	1,762	1,435
Goodwill	166	172
	$6,016	$8,856

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$575	$1,195
Deferred revenue	663	675
Accrued employee compensation and benefits	145	309
Dividends payable	223	43
Other accrued liabilities	453	452
Total current liabilities	2,059	2,674

Shareholders’ equity	3,957	6,182
	$6,016	$8,856

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002

Net Revenues
Software	$325	$405	$790	$1,784
Services	1,209	2,325	2,755	7,740
Maintenance	743	407	2,027	1,258
Other	11	4	74	16
	2,288	3,141	5,646	10,798
Cost and Expenses
Cost of revenues
Software	335	281	948	928
Services	472	759	1,433	2,465
Maintenance	249	118	693	398
Other	4	4	46	16
Sales and marketing	546	791	1,876	2,435
Product development	105	213	447	480
General and administrative	550	475	1,814	1,638
	2,261	2,641	7,257	8,360

Operating income/(loss)	27	500	(1,611)	2,438

Interest income/(expense)	(15)	17	(59)	41
Other income, net	0	0	80	0
Income/(loss) before income taxes	12	517	(1,590)	2,479
Income taxes	(5)	0	(6)	0
Net income/(loss)	$7	$517	$(1,596)	$2,479

Dividends on preferred stock	(462)	(62)	(538)	(192)

Net income/(loss) applicable to common shareholders	$(455)	$455	$(2,134)	$2,287

Basic:
Earnings/(loss) per share	$(0.22)	$0.21	$(1.02)	$1.07
Weighted average shares	2,100	2,212	2,099	2,132

Diluted:
Earnings/(loss) per share	$(0.22)	$0.16	$(1.02)	$0.79
Weighted average shares	2,100	3,200	2,099	3,143

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2002

	Common Stock		Preferred Stock		Add’l paid-in capital	Compre- hensive income	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2001	2,100,351	$12	33,687	$2,833	$22,403	$0	$(26)	$(21,265)	$3,957

Exercise of common stock options	4,212				5				5

Employee stock purchases	25

Conversion of Series C Preferred Stock to Common Stock	111,125		(2,667)	(200)	200				0

Dividends								(192)	(192)

Comprehensive income:
Net income						2,479		2,479	2,479
Foreign currency translation adjustment						(67)	(67)		(67)
Accumulated comprehensive income						2,412

Balance at September 30, 2002	2,215,713	$12	31,020	$2,633	$22,608		$(93)	$(18,978)	$6,182

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	Sept 30, 2001	Sept 30, 2002

Cash flows (used in)/provided by operating activities	$(106)	$3,517

Cash flows from investing activities
Software development costs	(373)	(581)
Purchases of property and equipment	(49)	(690)
Purchase of investment securities	(711)	0
Proceeds from sale/maturity of investment securities	691	0
Loss on investment securities	20	0
Net cash used in investing activities	(422)	(1,271)

Cash flows from financing activities
Proceeds from borrowings	750	0
Repayment of borrowings	(3,586)	0
Proceeds from restricted cash used to secure borrowings	2,200	0
Proceeds from issuance of preferred stock	1,131	0
Proceeds from issuance of common stock	12	5
Payment of dividends on preferred stock	(45)	(372)
Net cash provided by/(used in) financing activities	462	(367)

Foreign currency translation adjustment	16	(76)

Increase/(decrease) in cash and cash equivalents	(50)	1,803
Cash and cash equivalents, beginning of period	1,281	1,860
Cash and cash equivalents, end of period	$1,231	$3,663

Supplemental disclosure of cash flow information
Cash paid for income taxes	$6	$0

Cash paid for interest	$86	$0

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

September 30, 2002

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the period ended December 31, 2001.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary Firstwave Technologies UK, Ltd.  All significant intercompany transactions and balances have been eliminated in consolidation.

B.            Accounting Policies

Concentration of revenue

During the third quarter of 2002 and for the nine months ended September 30, 2002, the Company has a substantial majority of software and services revenue derived from its partnership with a leading global services company.  If this partner decreases its purchasing of the Company’s software and services, revenues would be subject to significant decrease if not replaced with other significant accounts.

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

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement replaces SFAS No. 125 and is effective for transfers and servicing occurring after June 30, 2001 and, for certain provisions, fiscal years ending after December 15, 2000.  The Company has no activity to account for pursuant to SFAS No. 140.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as pooling of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill.  For calendar year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002.   As SFAS 141 is effective for transactions on or after June 30, 2001, the Company has effectively adopted this statement with no material impact on the consolidated financial statements.  The Company adopted SFAS 141 effective January 1, 2002 and the adoption did not have a material impact on the consolidated financial statements.  SFAS No. 142 requires goodwill and intangible assets that have indefinite useful lives no longer be amortized but rather tested at least annually for impairment.  During the first nine months of 2002, the Company did not record any impairment of goodwill.

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

Results of Operations

During the third quarter of 2002 we reported our fourth consecutive quarter of profitability.  Total revenues increased 37.3% from $2,288,000 in the third quarter of 2001 to $3,141,000 in the third quarter of 2002 primarily due to increased software and services revenue.  Year to date total revenues increased 91.3% from $5,646,000 in 2001 to $10,798,000 in 2002.  Software revenues increased 24.6% from $325,000 in the third quarter of 2001 to $405,000 in the third quarter of 2002.  During the third quarter of 2002, we entered into agreements with two customers to exchange a total of $351,000 in licenses and services for telemarketing and public relations services.  The revenue recognized on these two transactions was approximately $226,000 in the third quarter.  Year to date, software revenues increased 125.8% from $790,000 in 2001 to $1,784,000 in 2002.  Our software revenues are significantly dependent upon the timing of closing of license agreements.  Services revenues increased 92.3% from $1,209,000 in the third quarter of 2001 to $2,325,000 in the third quarter of 2002, and year to date increased 180.9% from $2,755,000 in 2001 to $7,740,000 in 2002.

The quarterly and year to date increases in software and services revenues are primarily due to revenues generated through our partnership with a leading global services company.  This partnership has accounted for a substantial majority of our total revenue in 2002.   We expect that the revenues from this partnership will remain at high levels for the next two quarters based upon projects already in process.  If this partner decreases its purchasing of our software and services, our revenues would be subject to significant decrease if not replaced with other significant accounts.

Maintenance revenues decreased 45.2% from $743,000 in the third quarter of 2001 to $407,000 in the third quarter of 2002 and year to date decreased 37.9% from $2,027,000 in 2001 to $1,258,000 in 2002.  These decreases are primarily due to cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.  While we anticipate increases in maintenance revenues related to the eCRM product, which will be relative to new software license sales, we anticipate a continued decrease in maintenance revenue from the Takecontrol and Unix product lines based on the age and life cycle of those products.  During 2002, we expect an overall decrease of maintenance revenues as compared to 2001 due to an expectation that the decrease in maintenance revenues related to Takecontrol cancellations will exceed the increase in revenues related to new eCRM maintenance agreements.  As our eCRM license revenues increase we would expect an improvement in this trend.

Cost of software revenues decreased 16.1% from $335,000 in the third quarter of 2001 to $281,000 in the third quarter of 2002.  The decrease is due to decreased amortization of capitalized software related to an earlier version of the Firstwave eCRM product line that is now fully amortized.  Year to date cost of software revenues decreased 2.1% from $948,000 in 2001 to $928,000 in 2002.  Cost of software revenues include costs of third party software, amortization of capitalized software costs and media costs.

Cost of revenues for services increased 60.8% from $472,000 in the third quarter of 2001 to $759,000 in the third quarter of 2002, and year to date increased 72.0% from $1,433,000 in 2001 to $2,465,000 in 2002.  The increases are a result of increases in payroll, outside consultants, and bundled travel consistent with the increase in services revenue.  Cost of revenues for services as a percentage of services revenues decreased from 39.0% in the third quarter of 2001 to 32.7% in the third quarter of 2002 due to higher utilization rates of service personnel.  Cost of revenues for maintenance decreased 52.6% from $249,000 in the third quarter of 2001 to $118,000 in the third quarter of 2002, and year to date decreased 42.6% from $693,000 in 2001 to $398,000 in 2002 primarily due to lower royalty costs consistent with decreased maintenance revenues generated by international distributors.

Sales and marketing expense increased 44.9% from $546,000 in the third quarter of 2001 to $791,000 in the third quarter of 2002.  Year to date sales and marketing expense increased 29.8% from $1,876,000 in 2001 to $2,435,000 in 2002.  The increases are attributed to increases in payroll costs due to the expansion of the sales team as well as increases in telemarketing services and public relations.  During the remainder of 2002, we anticipate continued increases in sales and marketing expenses as we continue to engage in a full range of marketing programs focused on creating awareness and generating qualified leads.

The Company’s product development expenditures, which includes amounts capitalized, increased 266.3% from $172,000 in the third quarter of 2001 to $630,000 in the third quarter of 2002 and year to date increased 29.4% from $820,000 in 2001 to $1,061,000 in 2002, primarily due to increased payroll costs related to an increase in development personnel and increased use of outside consultants related to enhancements to the eCRM product line.  Software development costs capitalized during the three and nine months ended September 30, 2001 were $67,000 and $373,000, and for the three and nine months ended September 30, 2002, were $417,000 and $581,000 respectively.  We believe development expenditures will increase for the balance of 2002 as we continue further enhancements to the product to respond to the needs of existing and prospective customers.

General and administrative expenses decreased 13.6% from $550,000 in the third quarter of 2001 to $475,000 in the third quarter of 2002 primarily due to a favorable change in the foreign currency translation rate during the quarter.  Year to date general and administrative expenses decreased 9.7% from $1,814,000 in 2001 to $1,638,000 in 2002.  The year to date decrease is the net effect of the favorable foreign currency rate offset by the write off in the first quarter of 2002 of a third party software asset related to a change in the technology used for our internal web-site development and increased incentives in 2002 related to employee incentive plans.

Net interest income/expense decreased 213.3% from $15,000 net interest expense in the third quarter of 2001 to $17,000 net interest income in the third quarter of 2002.  We eliminated interest expense effective September 2001 with the elimination of long-term debt.  Other income of $80,000 in 2001 was related to a settlement agreement pursuant to the cancellation by a third party of a sublease of office space offset by losses on securities investments.

Dividends on preferred stock decreased 86.6% from $462,000 in the third quarter of 2001 to $62,000 in the third quarter of 2002.  Third quarter 2001 included a one-time non-cash charge of $417,000 applicable to a beneficial conversion feature associated with the issuance of Series C Convertible Preferred Stock.

The above factors combined to result in a 200.0% increase in net income available to common shareholders from a net loss of $455,000 in the third quarter of 2001 to a net income of  $455,000 in the third quarter of 2002, and a net loss per basic and diluted share of $0.22 for the third quarter of 2001 compared to a net income per basic share of  $0.21 and net income per diluted share of $0.16 for the third quarter of 2002.   Year to date, net income available to common shareholders increased 207.2% from a net loss of $2,134,000 in 2001 to a net income of  $2,287,000 in 2002, and a net loss per basic and diluted share of $1.02 in 2001 compared to a net income per basic share of  $1.07 and net income per diluted share of $0.79 for 2002.

Balance Sheet

Net accounts receivable increased 51.7% from $1,333,000 at December 31, 2001 to $2,022,000 at September 30, 2002 primarily due to outstanding receivables related to services and software revenue.  Other assets increased 54.6% from $474,000 at December 31, 2001 to $733,000 at September 30, 2002 primarily due to prepaid marketing expense related to a one-year telemarketing commitment associated with the non-cash revenue transaction discussed previously.  Property and equipment increased 97.4% from $421,000 at December 31, 2001 to $831,000 at September 30, 2002, due to year to date depreciation and the write off of a third party software asset resulting from a change in technology used in our internal web-site development offset by the third quarter purchase of technology from Extreme Logic to be used to enhance our eCRM solutions (See “Liquidity and Capital Resources” below).  Capitalized software decreased 18.6% from $1,762,000 at December 31, 2001 to $1,435,000 at September 30, 2002 due to additional capitalization of $581,000 in development costs net of $908,000 in amortization.  Accounts Payable increased 107.8% from $575,000 at December 31, 2001 to $1,195,000 at September 30, 2002 primarily due to payables associated with the Extreme Logic contract and increased marketing and public relations activities.  Accrued employee compensation and benefits increased 113.1% from $145,000 at December 31, 2001 to $309,000 at September 30, 2002 due to increased accruals related to increased incentives and commissions consistent with increased software revenues and improved overall financial performance.  Some of these accrued incentives are not payable until current year-end results are determined.  Dividends payable decreased 80.7% from $223,000 at December 31, 2001 to $43,000 at September 30, 2002 due to the payment of dividends on preferred stock.

Liquidity and Capital Resources

As of September 30, 2002, the balance of cash and cash equivalents was $3,663,000 compared to $1,860,000 at December 31, 2001, which is an increase of $1,803,000 resulting from increased cash flow from operations.  We have no outstanding long-term debt.

During 2002, a substantial majority of our total revenue has been attributed to our partnership with a leading global services company.  While we expect that the revenues from this partnership will remain at high levels for the next two quarters based upon projects already in process, if this partner decreases its purchasing of our software and services, our revenues and cash position would be subject to significant decrease if not replaced with other significant accounts.

On July 30, 2002, Firstwave signed an agreement with Extreme Logic, Microsoft’s Partner of the Year, to provide a ..Net-based workflow and scripting engine and services to enhance our eCRM technology.  By licensing this proven technology, we feel the technology risk associated with new development is diminished, we gain a time-to-market advantage, and the cost to develop is less than building the technology in-house.

Our future capital requirements will depend on many factors, including our ability to maintain positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of our products.  We believe that our current cash position and cash received from operations will continue to satisfy our cash requirements for ongoing business operations.  Our future capital needs will be highly dependent upon any changes in corporate strategy that may occur, as well as our ability to control expenses and generate revenues.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  If we are not able to generate sufficient cash from revenues, we may need to raise additional capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, including our chief executive officer and chief financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Not Applicable

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on form 8-K

Exhibit 10.26 Customer Agreement and Source Code License Agreement between Firstwave Technologies, Inc. and Extreme Logic, Inc. dated July 30, 2002.

Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE: November 12, 2002	/s/ Judith A. Vitale
Judith A. Vitale
Chief Financial Officer

I, Richard T. Brock, Chief Executive Officer of Firstwave Technologies, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Firstwave Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date: November 12, 2002

/s/ Richard T. Brock
Richard T. Brock

I, Judith A. Vitale, Chief Financial Officer of Firstwave Technologies, Inc.,, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Firstwave Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date: November 12, 2002

/s/ Judith A. Vitale
Judith A. Vitale