Form 10-K
period 2002-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2003-03-07
CIK 897078

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-21202

Firstwave Technologies, Inc.
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
Common Stock, $.0019 par value (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as quoted on the Nasdaq Small Cap Market on: February 28, 2003—approximately $23,983,481. June 28, 2002—approximately $19,312,594.

        Number of shares of Common Stock outstanding as of February 28, 2003: 2,418,091.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 2003 are incorporated by reference into Part III of this Report. Other than those portions specifically incorporated by reference herein, the 2002 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003 are not deemed to be filed as part of this Report.

PART I

Item 1. Business

Safe Harbor for Forward Looking Statements

        This section and other parts of this Form 10-K contain forward-looking statements that reflect management's expectations, estimates, and projections for future periods. These statements may be identified by the use of forward-looking words such as "may", "will", "believe", "anticipate", "estimate", "expect", "projects", or "intends". Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below under the caption "Certain Factors Affecting Forward-Looking Statements" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

General

        Firstwave Technologies, Inc. (NASDAQ:FSTW) is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships. Headquartered in Atlanta, Georgia, with an international office in Surrey, England, we streamline business processes and boost our customers' ability to obtain new customers and manage and service existing customers. Our products are based on revolutionary technologies that incorporate and complement Firstwave's legacy of CRM best practices. We currently support three product lines: a web-based CRM solution that is available in two versions—Firstwave eCRM based on COM+ technology and Firstwave CORE CRM™ which is based on.NET technology; a client-server solution, Takecontrol®; and Firstwave for Unix.

        Formerly Brock Control Systems, Inc., Firstwave was founded in 1984 by President and CEO Richard Brock—a recognized CRM pioneer and thought leader. In 1993, we became the first CRM company to complete an initial public offering and become publicly traded. While we earned our credentials in the early days of contact management and sales force automation with our robust client-server solutions, we recognized early the strategic role the Internet would play in the evolution of CRM. In 1998, we became the first company to offer a web-based CRM solution. Today, our web-based CRM product line is helping customers bolster marketing and sales operations online. As a browser-based suite, both Firstwave eCRM and Firstwave CORE CRM make it easy to integrate into an organization's existing systems.

        In addition to 18 years of best practices bundled in our sales, marketing and customer service modules, we pride ourselves on taking a consultative approach to working with our clients. Firstwave has a Customer-First commitment. We believe in the basics—take care of our customers and our customers will take care of us. Our Customer-First commitment goes beyond service and support, to the point where knowing our clients' business is our business. We sponsor interactive workshops on how to effectively deploy CRM, consult with clients throughout the project lifecycle, and can even act as an application service provider (ASP) for those businesses that require additional resources to manage their CRM efforts.

        Our CRM products have received numerous awards and recognition. Firstwave's CRM Suite has been recognized by the Denali Group as being the "Best Internet Based CRM Solution," has been chosen as one of the "Top 30 CRM Solutions" by ISM for the last four years, and has received the "CRM Excellence Award" and a 2002 "Product of the Year Award" by the Technology Marketing Corporation. Firstwave was also recognized as being the Best Performing Stock of 2002 by CBS MarketWatch.com, outperforming more than 6,400 stocks on the NYSE, AMEX and NASDAQ.

Company Strategy and Application Use

        We are a pioneer in the CRM industry, having delivered one of the first CRM technologies as early as 1985. We continue to provide innovative solutions for customers, and most recently announced the development of a CRM solution that is tightly integrated with and extends Microsoft's .NET architecture.

        Firstwave's vision is to create and support completely web-based CRM platforms that leverage the Internet to bring value to our customers, by lowering their total cost of ownership while at the same time enhancing their relationships with customers, prospects and partners. Our applications extend to a customer's channel and business partners outside their internal offices with granular security measures in place allowing the customer to restrict the viewing capabilities of their partners. Unlike many other mid- to large-market CRM solutions which are expensive to implement and maintain, are difficult to implement and lack the product flexibility that is demanded today, Firstwave's browser-based products overcome these issues. Additionally, many users of traditional CRM products find them complex and difficult to use, resulting in a low user acceptance rate. We create a user-friendly environment for our users requiring only access to an Internet browser to access the system and providing an easy web-site-like interface once inside the application.

        Users of Firstwave's CRM products can market to potential customers utilizing campaign management functionality within the marketing module and turn these potential customers over as leads to the sales team. The sales team, using the sales module, can then manage their opportunities and accounts efficiently with added value in order to close sales. Those new customers are then managed through the service module, where any service issues can be tracked and resolved quickly and effectively by using a customized knowledge base and escalation procedures.

        All of Firstwave's products have the associated tool set for the application that allows for extensive customization to the Firstwave application. More robust than the previously released tool set, the Firstwave CORE IDE™ (Integrated Development Environment) enables the Business Analyst, who understands the business and workflow processes, to participate in application development, system enhancement and customization. We believe this tool set is one of the strongest and most effective in the industry and one of the very first tool sets designed utilizing the .NET technology.

        The Firstwave CORE IDE™ integrates various development tools into one application and presents the information in a drag and drop graphical interface. Because this new tool automatically generates the application code, the Business Analyst is able to complete the design or customization of the application without having to involve a programmer to write code. Where special processing is required, extension points are available where code written by a programmer can be inserted.

        Additional features of the Firstwave CORE IDE™ include:

  •
  the ability to integrate legacy data systems,

  •
  access to multiple data sources within one application,

  •
  the ability to design an application based on workflows and business processes,

  •
  a business rules engine,

  •
  a screen designer which can be utilized to change the look and feel of the application, and

  •
  a robust security which controls access to the data within the system.

        Firstwave's CRM product suite is built on Microsoft technologies and includes support for Oracle and Microsoft SQL databases. In addition to offering support for multiple database technologies, Firstwave offers a plug-in based architecture allowing for a flexible approach to changing business logic and new data sources. We remain dedicated to our existing customers and continue to pursue best-of-breed distributors on a global level while staying on the cutting edge of the world's most current technologies, including database managers and operating systems.

Providing value and enhancements to existing customers

        We are committed to providing value to our existing customers through post-sales consulting, training, support services and product enhancements. We seek to differentiate ourselves from our competitors not only through product features and technology, but also through an often-overlooked yet critical business function—customer service. Impeccable customer service is critical to the success of our company and reputation as a Customer-First company in the CRM industry.

Leveraging strategic alliances

        We market our Customer-First CRM solutions through a combination of our direct selling efforts and the efforts of our various strategic alliance partners. By leveraging the expertise of our partners, we hope to focus on our core competency of providing innovative web-based solutions. Our goal is to select strategic partners who are "best-in-class" providers of hardware, software, and consulting.

Software Products

Firstwave CRM Product Suite

        The Firstwave CRM Product Suite consists of two versions of our CRM application: eCRM and Firstwave CORE CRM. The current release of eCRM is Version 8.1, which was released in December 2002. eCRM is built using COM+ technology. We anticipate the general availability release of Firstwave CORE CRM on March 31, 2003. Firstwave CORE CRM is built using .NET technology.

        Aside from the different tool sets that support each of the applications, the functionality of both versions of the product suite remains essentially the same. The CRM product suite addresses the needs of extended enterprises by providing a central point to manage the variety of channels through which a company's customers, partners, value-added resellers, distributors, prospects and employees communicate. Firstwave's CRM products are web-based applications that can be rapidly deployed and highly customized. We believe that Internet-centric technology and the ability for a product to be customized easily and implemented quickly are essential criteria for success in today's CRM marketplace. The open architecture upon which both versions of the product have been built has a significant impact on usability, customization and deployment of the CRM product suite. Firstwave's CRM products are able to support users' business processes without changing the underlying core source code.

        Firstwave CORE Sales and eCRM Sales extend the sales team to include inside users, mobile users, remote users and indirect channel partners. Both allow a company's extended sales organization to manage existing customers and prospects for new business and encourage cross-selling and up-selling opportunities. The current status of a company's sales pipeline can be traced real-time, and customized reports can be created to provide senior management with information needed to make key decisions. Data accumulated through the Sales module is available to users of other modules within the CRM product suite.

        Firstwave CORE Marketing and eCRM Marketing deliver critical marketing information as part of the comprehensive web-based suite. Both empower a company's marketing organization to target an audience, manage campaigns, generate qualified leads and turn leads over to sales to close deals, thereby synthesizing its marketing with sales and service data for a single secure and synchronized view of customers, channels, prospects and partners.

        Firstwave CORE Service and eCRM Service track and deliver critical service information. Both enhance the customer service process by facilitating one-call issue resolution, allowing better opportunities for cross-selling and up-selling to existing customers and enhancing the maintenance collection process. The Service module tracks issues and enhancements, manages and supports customer needs and service agreements, and provides for the escalation of issues to more senior support levels.

        As part of the eCRM product suite, u.Dialog introduces a business process optimization and communication component to the application. It is an engine that works within the eCRM database to take action or prompt an action based on certain pre-defined rules, which can be time-based or action-based. u.Dialog enables Firstwave eCRM to do more than just record data and report history. It can escalate critical issues, conduct automatic customer dialog through a web site and make sales and marketing efforts more effective and more efficient. It turns information into intelligence, giving a company the critical information it needs. In the Firstwave CORE CRM product suite, the functionality associated with the u.Dialog product will be replaced and further enhanced by a Business Rules engine that is now part of the Firstwave CORE IDE.

Takecontrol

        The Takecontrol suite consists of customer relationship management systems designed to optimize sales, marketing and customer service operations through delivering highly functional solutions.

        Takecontrol Sales creates a virtual sales environment through linking field and office personnel into a powerful sales team by automating account and opportunity management procedures. Management tools include a report writing facility, scheduling features, full account and contact details, and graphical analysis tools.

        Takecontrol Marketing pinpoints marketing opportunities to support and enhance differing marketing campaigns. Specializing on capturing the information required from prospects and customers, it delivers key facilities such as call scripting, mail merge, order taking, and activity scheduling to provide a compilation of simplified, yet precise, information.

        Takecontrol Customer Support establishes a support center that builds customer satisfaction and loyalty by providing support team members with instant access to customer information to quickly log and trouble-shoot problems while shortening response times. It also identifies the trends of calls received within the support center to enable future improvements based on customer feedback.

Firstwave for Unix

        Firstwave for Unix is a character-based Unix system that addresses the complete sales cycle and includes modules for account management, telemarketing, and customer service. Firstwave for Unix's open architecture, modular design and use of relational databases provide an integrated approach to enterprise-wide information management.

Professional Services

        A key to our longevity in the CRM market is our consultative approach to our customers' CRM initiatives. Translating a CRM strategy to actionable steps requires a structured approach that is agreed upon by the customer's entire cross-functional team. We use our own Firstwave CRM blueprint that was designed to allow an organization to obtain rapid business value from a CRM investment, yet enable fine-tuning of the implementation to obtain maximum benefits.

        We seek to differentiate ourselves from other providers of CRM software by offering an array of specialized professional services. Firstwave's Customer-First approach to CRM consists of (1) education and training services, (2) implementation and customizations, and (3) customer support services.

Education and Training

        Our comprehensive customer training program is designed to accommodate the diverse needs of our customers. Courses are held at our Atlanta headquarters, our Surrey, England office or at customer sites upon request. Classes may also be conducted over the Internet. We charge customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, we charge a per-day rate for a set number of attendees.

        The current curriculum for the Firstwave CRM product lines consists of Firstwave End User Training, System Administrator Training and Customization Training. End User Training is intended for individuals who will use any application within the Firstwave CRM product suite. System Administrator Training is for technical and administrative professionals who will be required to setup, maintain and administer the Firstwave CRM application. Customization Training is for technical and administrative professionals who will be responsible for the customization of the Firstwave CRM application. In order for distributors or customers to become fully certified application integrators, they must attend all training sessions.

Implementation and Customizations

        Our Professional Services Organization (PSO) is chartered to facilitate the customers' successful implementation and utilization of our products and to accelerate the implementation process. The PSO team uses its "Perfect Fit" methodology that provides sequential steps to develop a formalized CRM implementation process with milestone-based assessment points specific to each customer.

        Our professional services organization is a logical extension of our sales force. The caliber of our PSO team differentiates us from most of our competitors. Typical services provided include systems analysis and design, installation planning and coordination, database configuration, screen and report tailoring, application development, data conversion, systems interconnectivity, project management training and other special processing requirements related to the implementation of Firstwave's products. Standard professional services are offered to clients during the initial sales process, and professional services can be contracted for assistance with future enhancement projects. Pricing is determined by the scope of the client requirements.

Customer Support

        We believe that the emphasis we place on the customer support function further differentiates us from most other CRM software providers. Customer support is offered as part of an annual maintenance fee and, therefore, generally is not charged separately on an hourly or other basis.

Sources of Revenues, Pricing and Material Terms for Licensing Agreements

        Software revenues consist of license fees for the Firstwave CRM products, Takecontrol and Firstwave for Unix. Customers generally pay a license fee for the software based upon the number of licensed users for the application as well as for the tool set. Firstwave CRM also offers customers several pricing alternatives that reflect the various ways it may be deployed across the Internet throughout the extended enterprise. Perpetual licenses are available on a per user model. Subscription pricing through remote hosting services provide organizations the opportunity to deploy the application without the need for a high capital outlay. Remote hosting services also allow organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities. Takecontrol and Firstwave for Unix offer a pricing model based on concurrent users.

        The second component of our revenue is services, which consist of professional consulting, technical services and training services. Consulting and technical services are charged on an hourly basis and may be billed in advance or weekly, pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, we charge a per-day rate for a set number of attendees. Actual travel expenses are billed as incurred.

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

Customers

        Firstwave's customers operate in many industries, including technology, manufacturing, financial services, communications, government, travel, hospitality and retail. Our Customer-First CRM products are cross-industry solutions for companies looking for an integrated marketing, sales and service solution. We have a strong presence within several vertical markets including medical devices, beverages, mobile order entry, sports and professional services. We have licensed our products to users located in 13 countries.

Sales and Marketing

        We market and sell our Customer-First products and services through direct sales and indirect channels to the North American marketplace. International sales and marketing is accomplished by direct selling through our United Kingdom office and, to a lesser extent, indirectly through distributors in other countries. The North American Sales department, overseen by a senior level sales executive, consists of Telesales Representatives (TR), Pre-Sales Engineers, and Account Executives (AE). The TRs initiate contact with leads and qualify them using the telephone and the Internet as primary tools. Qualified leads are turned over to AEs. Our sales team conducts a face-to-face meeting, scopes the requirements of the potential customer with professional services, assists in providing a cost justification for the purchase and provides references before closing business.

        Our marketing department is responsible for generating leads and promoting brand awareness and mind share among CRM industry professionals and companies seeking a solution from the CRM market. Primary marketing functions include web-based direct marketing, traditional direct marketing, advertising, public and analyst relations, vertical market research and development and other Internet-based marketing initiatives. Additionally, the marketing department is responsible for product positioning and strategy, general product marketing activities, market research and competitive analysis and provides competitive customer and prospect input into our product development efforts.

Product Innovation and Development

        We are committed to leveraging the latest technologies to enhance our products on an ongoing basis. Our current .NET-based product and use of generative technologies will enable us and our customers to more efficiently optimize and expand our application to meet our customers' unique needs. We plan to further the growth of Firstwave CORE CRM by using it as a basis for companies wanting to incorporate a .NET-based, integrated CRM solution into their business processes. Relational database management systems that we support at this time include Microsoft SQL Server, Oracle and MSDE.

        To address flexibility, Firstwave CORE CRM utilizes a component-based architecture with standard tools. We have provided the market with a solution that is easily modified and adaptable to changing times and allows for easy customization and management of upwardly compatible changes. Plug-ins at each of the application layers allow support for changing business logic and data sources.

Competition

        Our competition comes from a multitude of software vendors, including existing CRM vendors, new web-based CRM vendors and ERP vendors who have penetrated the CRM industry through acquisitions or product development.

        Our primary competitors in the United States are Siebel Systems, Peoplesoft, Onyx, Pivotal and the high-end of sales for Best Software (SalesLogix) while in the United Kingdom we frequently compete against Chordiant, Pega and Peoplesoft. These companies offer comprehensive "full solution" packages, which include marketing, sales, and service. These companies also have integrated some Internet technology into their products and have customization capabilities within their product sets. SAP, Oracle and Siebel Systems, due to their large international presence and market share, are also competitors at the enterprise level. Microsoft, with its recent entry into the CRM space, is more targeted at the point solution vendors and would therefore best be characterized as competing with GoldMine and ACT and the low-end of sales for Best Software. There are also hundreds of vendors addressing the needs evident in this industry, including specialists who provide cross-industry solutions and vertically focused solutions, such as for pharmaceuticals or finance.

        We compete on product flexibility, .NET technology, product intuitiveness, distributor strategies and value by placing heavy emphasis on customer and partner service and support. Although we compete favorably with respect to these factors, there can be no assurance that we will be able to achieve the innovation, product development and market share necessary to maintain competitive advantage.

Proprietary Rights and Licenses

        We depend upon a combination of trade secret, copyright and trademark laws, license agreements, non-disclosure and other contractual provisions with customers and employees to protect our proprietary rights in our products. We also maintain confidentiality agreements with our employees. Because both Firstwave CORE CRM and Firstwave eCRM allow customers to customize their applications without altering the source code, the source code for our products is neither licensed nor provided to customers, although we have contractually agreed in certain instances to have our source code held in escrow by a third party. Notwithstanding these precautions, it may be possible for unauthorized persons to copy aspects of the products or to obtain information that we regard as proprietary. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Employees

        As of February 28, 2003, the Company employed 79 persons, including 15 sales and marketing professionals, 32 service and support representatives, 13 administrative personnel and 19 persons involved in product innovation and development. We believe that the Company's future growth and success will rely on our ability to retain and attract highly skilled and motivated personnel in all areas of our operations.

Certain Factors Affecting Forward-Looking Statements

        An investment in our common stock involves a significant degree of risk. Prospective investors should carefully consider the following factors that may affect our current and future operations and prospects. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

        If we are unable to generate sufficient cash from operations, we will evaluate alternative means of financing to meet our needs on terms that are attractive to us. We cannot be certain that additional financing will be available on favorable terms if or when we require it, or if it will be available at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse affect on our business, financial condition and ability to reduce losses or generate profits.

        In the past, we have funded our operating losses and working capital needs through cash flow from operations and from the proceeds of equity offerings and debt financings. Changes in the U.S. economy in the past year have adversely affected the markets for equity and debt financings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and, in light of our current market capitalization, our shareholders may experience substantial dilution.

Our revenues have been highly dependent upon a limited number of customers.

        During 2002, two customers of our Firstwave UK operating subsidiary accounted for 80% of our total revenues, and 94% of our total services revenues. As a result, our revenues are highly dependent upon the extent to which these customers continue to purchase our software and services, and if these customers decrease or cease purchasing our software and services, our revenues would significantly decrease if we were not able to replace these customers with other substantial accounts. Our sales teams have increased our pipeline of prospective customers which may allow us to decrease our dependency on these customers.

We may experience significant fluctuations in our operating results and rate of growth.

        Our quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as:

  •
  the effect of past and future acquisitions,

  •
  general economic factors,

  •
  revenue from software sales and professional services,

  •
  the timing of new product and service announcements,

  •
  changes in pricing policies by us and our competitors,

  •
  market acceptance of new and enhanced versions of our products,

  •
  the size and timing of significant orders,

  •
  changes in operating expenses,

  •
  changes in our strategy,

  •
  personnel changes, and

  •
  the introduction of alternative technologies.

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

        The market for software and hardware support services is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success depends upon our ability to enhance our current products and develop new products that maintain technological leadership, address the increasingly sophisticated needs of customers and achieve broad market acceptance. In particular, we believe that we must continue to respond quickly to customer needs for additional functionality and to ongoing advances in hardware, operating systems and telecommunications. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements and changes in customer requirements could have a material adverse affect on our competitive position or render some of our products obsolete or less desirable than available alternatives. In addition, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development or failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse affect on our results of operations and financial condition.

If we do not successfully integrate Connect-Care with our business, we may not benefit from the Connect-Care merger, and the value of your investment may decrease significantly.

        In order for our acquisition of Connect-Care to be successful, we must:

  •
  cross-market and sell our services and products to Connect-Care's customers;

  •
  minimize duplicative managerial, sales and marketing efforts and eliminate redundant costs of our operations while continuing to support Connect-Care's software; and

  •
  make Connect-Care's personnel operate together with our personnel in a cost-effective manner.

        The acquisition of Connect Care is further described in Note 12, "Subsequent Events", in the Notes to Financial Statements included in this Form 10-K. If we do not integrate our operations successfully and quickly, we may fail to obtain our business goals. This would likely cause a slow-down in our growth rate that may result in a decrease in the value of your investment. In addition, the benefits of the Connect-Care merger to us are subject to a number of factors that are unpredictable and beyond our control, including the acceptance or rejection by Connect-Care's customers of the Firstwave products and services that we intend to offer these customers as a result of the Connect-Care merger.

Future sales of shares of our common stock may negatively affect our stock price.

        If our shareholders sell substantial amounts of our common stock in the public market following the Connect-Care merger, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. In connection with the Connect-Care merger, we are undertaking obligations to register for resale the shares issued to Connect-Care shareholders, if such shareholders request such registration. The availability of additional shares for sale may have a negative impact on the market price of our common stock. Sales of substantial amounts of our common stock in the public market may adversely affect prevailing market prices for our common stock and our ability to raise equity capital in the future.

To grow our business, we plan to acquire additional companies, including by issuing shares of our stock, which may subject us to additional risks and may dilute your ownership.

        To carry out our growth strategies, we plan to acquire other businesses. Such acquisitions may involve issuances of our stock. An inability to identify, acquire and integrate businesses, products or services that complement our business may negatively affect our ability to grow. We cannot guarantee that we will be able to identify and acquire suitable candidates on acceptable terms. We also cannot provide any assurance that we will be able to arrange adequate financing, complete any transaction or successfully integrate the acquired businesses. We may issue more shares of stock, both common and preferred, in future acquisitions or in financing transactions, which would dilute the ownership percentages of our existing shareholders. Acquisitions and stock offerings may also distract management and result in the incurrence of debt, expenses related to goodwill and other intangible assets and unforeseen liabilities, all of which could have a material adverse effect on our business and financial condition. In addition, we may not be able to successfully compete with other companies for acquisition candidates.

If our products contain defects, we may have difficulty selling them and lose potential revenues.

        Software products as complex as those we offer may contain undetected errors. We could experience delays or lost revenues during the period required to correct those errors. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in our software. If our products are found to contain errors, the result to us could be:

  •
  a loss of or delay in market acceptance,

  •
  additional and unexpected expenses to fund further product development,

  •
  additional and unexpected expenses to add programming personnel to complete a development project, and

  •
  loss of revenue because of the inability to sell the new product on a timely basis,

any one or more of which could have a material adverse affect on us.

If we are unable to protect our proprietary rights, then our competitive position could be weakened, which may reduce our revenues.

        We rely on a combination of trade secrets, copyright and trademark laws, non-disclosure and other contractual provisions and technical measures to protect our proprietary rights. We may be required to spend significant resources to monitor and police our proprietary rights. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

        Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. If we fail to successfully enforce our proprietary rights, our competitive position may be harmed.

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

        Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on CRM software and customization. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies' information technology budgets tend to be reduced. If that happens, our revenues could suffer and the price of our common stock may decline. Further, if economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

The terms of our preferred stock may have a material adverse effect on the market value of our common stock.

        Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by our shareholders. At December 31, 2002 shares of outstanding preferred stock are as follows:

  •
  10,000 shares of Series A Convertible Preferred Stock

  •
  7,020 shares of Series B Convertible Preferred Stock

  •
  12,000 shares of Series C Convertible Preferred Stock

        The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of Series A, Series B and Series C Convertible Preferred Stock and any other preferred stock that may be issued in the future. The issuance of the Series A, Series B and Series C Convertible Preferred Stock and any future issuances of other classes of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the Series A, Series B and Series C Convertible Preferred Stock have other rights, including economic rights, senior to the common stock and, as a result, the existence of our preferred stock may have a material adverse effect on the market value of our common stock. Any future issuances of other classes of preferred stock may have other rights, including economic rights, senior to the common stock, and as a result, the issuance of new preferred stock could have a material adverse effect on the market value of our common stock. We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing a change in control of our company. Some of these measures may be adopted without any further vote or action by our shareholders. We have no present plans to adopt any of those type of measures.

The loss of key personnel, or any inability to attract and retain additional personnel, could affect our ability to successfully grow our business.

        We depend in large part upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel could harm our operations. None of our officers or key personnel are bound by an employment agreement, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

If the market in which we sell our products and services does not grow, our revenues may be reduced.

        If the market for CRM software does not grow as quickly or become as large as anticipated, our revenues may be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

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

Our products can have long sales cycles which makes it difficult to plan expenses and forecast results.

        It takes between three and six months to complete the majority of our sales, and some sales take longer to complete. Therefore, it is difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The length of the period between initial contact with a potential customer and their purchase of products and services is due to several factors, including:

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

        The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. Our collection and use of that data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, these security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability.

        In addition, due to privacy concerns, some internet commentators, consumer advocates, and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. In addition, internet users can, if they choose, configure their web browsers to limit the collection of user data for customer profiling. Should many internet users choose to limit the use of customer profiling technologies, or if major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our software would be less useful to customers, our sales could decrease and our results of operations could be materially adversely affected.

We have foreign exchange risk.

        The results of operations of our wholly owned subsidiary located in Surrey, England are exposed to foreign exchange rate fluctuations as the financial results of the subsidiary are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.

Our stock price is highly volatile.

        The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors such as:

  •
  general economic conditions,

  •
  conditions or trends in the CRM industry,

  •
  fluctuations in the stock market in general, and

  •
  quarterly variations in operating results.

Item 2. Properties.

        As of December 31, 2002, the Company's headquarters and principal operations were located in approximately 25,000 square feet of leased office space. The office building is located in metropolitan Atlanta, Georgia. This lease, which expires in October 2005, includes scheduled base rent increases over the life of the lease. The total amount of base rent is being charged to rent expense on the straight-line method over the term of the lease. Our United Kingdom operations leases approximately 6,000 square feet of office space located in Surrey, England. The terms of this lease expire in December 2003 at which time we intend to renew the lease.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

        Our common stock is traded on the NASDAQ SmallCap Market under the symbol "FSTW". The following table sets forth, for the calendar quarters indicated, the high and low close prices of the Company's common stock. All stock prices for both years have been adjusted to reflect the one-for-three reverse stock split of the Common Stock effective September 12, 2001.

2002	First	Second	Third	Fourth	2001	First	Second	Third	Fourth
High	$4.24	$12.44	$11.89	$15.92	High	$7.87	$3.90	$3.30	$2.19
Low	$1.35	$3.50	$4.97	$5.19	Low	$2.62	$1.20	$1.62	$0.71

        As of February 25, 2003, there were approximately 47 shareholders of record and approximately 3,100 persons or entities that hold common stock in nominee name. There were no common stock dividends declared during 2002 or 2001.

Item 6. Selected Financial Data.

        The following table sets forth selected financial data about the Company for each of the last five fiscal years. The information presented below has been derived from the Company's audited Financial Statements.

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Net revenues	$14,404	$8,501	$9,503	$11,193	$14,537
Income/(loss) before income taxes	3,025	(1,214)	(3,144)	(1,912)	(3,034)
Income tax (provision) benefit	0	(6)	(2,852)	(40)	(91)
Net income/(loss)	3,025	(1,220)	(5,996)	(1,952)	(3,125)
Net income/(loss) applicable to common shareholders	2,773	(1,825)	(6,116)	(2,075)	(3,125)
Basic earnings/(loss) per share	1.29	(0.87)	(3.05)	(1.19)	(1.83)
Diluted earnings/(loss) per share	0.96	(0.87)	(3.05)	(1.19)	(1.83)
Total assets	9,803	6,016	9,307	12,023	11,322
Redeemable preferred stock	—	—	1,702	2,000	—
Basic weighted average shares outstanding	2,150	2,099	2,003	1,750	1,708
Diluted weighted average shares outstanding	3,153	2,099	2,003	1,750	1,708

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein. This section contains forward-looking statements that reflect management's expectations, estimates, and projections for future periods. These statements may be identified by the use of forward-looking words such as "may", "will", "believe", "anticipate", "estimate", "expect", "projects", or "intends". Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below under the caption "Certain Factors Affecting Forward-Looking Statements" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Overview

        Firstwave is a global software innovator that provides strategic, web-based CRM solutions that automate and optimize the way companies win, maintain and grow customer relationships. Headquartered in Atlanta, Georgia, with an international office in Surrey, England, we streamline business processes and boost our customers' ability to obtain new customers and manage and service existing customers. Our products are based on revolutionary technologies that incorporate and complement Firstwave's legacy of CRM best practices. We currently support three product lines: a web-based CRM solution that is available in two versions—Firstwave eCRM based on COM+ technology and Firstwave CORE CRM which is based on .NET technology; a client-server solution, Takecontrol; and Firstwave for Unix.

Results of Operations

        The following table sets forth for the periods indicated selected financial data and the percentages of our net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 2001 to 2002. Certain percentage columns do not add to 100% due to rounding.

	Year Ended December 31,		Year Ended December 31,
	2002	% of revenue	2001	% of revenue	% Change 2001 to 2002
	(In thousands)
Revenues
Software	$2,934	20.4	$1,201	14.1	144.3
Services	9,785	67.9	4,611	54.2	112.2
Maintenance	1,654	11.5	2,610	30.7	(36.6)
Other	31	0.2	79	0.9	(60.8)

Net revenues	14,404	100.0	8,501	100.0	69.4

Costs and expenses
Cost of revenues
Software	1,197	8.3	1,283	15.1	(6.7)
Services	3,252	22.6	2,003	23.6	62.4
Maintenance	515	3.6	878	10.3	(41.3)
Other	31	0.2	51	0.6	(39.2)
Sales and marketing	3,481	24.2	2,472	29.1	40.8
Product development	699	4.9	570	6.7	22.6
General & administrative	2,257	15.7	2,481	29.2	(9.0)

Total operating cost and exp	11,432	79.4	9,738	114.6	17.4

Operating income/(loss)	2,972	20.6	(1,237)	(14.6)	(340.3)

Interest income/(expense) net	53	0.4	(57)	(0.7)	(193.0)
Other income	0	0.0	80	0.9	(100.0)

Income/(loss) before income taxes	$3,025	21.0	$(1,214)	(14.3)	(349.2)

        In general, competition in the software industry has increasingly been characterized by shortening product cycles. No assurance can be given that we will be immune to this trend. If the product cycle for our systems proves to be shorter than management anticipates, our pricing structure and revenues could be impaired. In addition, in order to remain competitive, we may be required to expend a greater percentage of our revenues on product innovation and development than has historically been the case. In either case, our gross profit margins and results of operations could be materially adversely affected. See "Certain Factors Affecting Forward-Looking Statements" in Part I, Item 1 of this Annual Report.

2002 Compared to 2001

Revenue

        Total revenues increased 69.4% from $8,501,000 in 2001 to $14,404,000 in 2002 primarily due to increases in software license and services revenues. Software revenue increased 144.3% from $1,201,000 in 2001 to $2,934,000 in 2002 as a result of increased sales in the Firstwave eCRM product. Our software revenues are significantly dependent upon the timing of closing of license agreements.

        Revenues from international software licenses increased 234.4% from $719,000 in 2001 to $2,404,000 in 2002, and increased as a percentage of total revenues from 8.5% in 2001 to 16.7% in 2002 due to increased software sales by our UK subsidiary. Total revenues from international sources, which includes maintenance, software license fees and customizations, increased from 71.4% of total revenues in 2001 to 87.7% in 2002 due to increased software and services revenue from our UK subsidiary. Revenues from Firstwave UK contributed the majority of international revenues with only a nominal amount of revenue derived from international distributors. The decrease in revenue derived from international distributors is related to the decreased use of our Takecontrol product by international customers. Although we have begun renewing our relationships with distributors in Europe and Australia and look forward to activity from these distributors related to the eCRM product, there has been limited activity thus far. During 2003, we expect revenue derived from US sources to increase, with revenues from our UK subsidiary continuing to exceed our US revenues.

        Services revenues increased 112.2% from $4,611,000 in 2001 to $9,785,000 in 2002. The increase in services revenue is primarily due to two large services engagements. Both of these engagements, being handled by our UK subsidiary, represent 94% of our total services revenues for 2002.

        The year to date increases in software and services revenues are primarily due to revenues generated through our UK subsidiary and our partnership with a leading global services company. We expect that the revenues from this partnership will remain at high levels for the first part of 2003 based upon projects already in process. If this partner decreases its purchasing of our software and services, our revenues would be subject to significant decrease if they were not replaced with other significant accounts. We are aggressively pursuing strategies to transition our revenue stream away from dependency on a few large customers to a more diverse customer base.

        Maintenance revenues decreased 36.6% from $2,610,000 in 2001 to $1,654,000 in 2002 primarily as the result of cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. During 2002, we experienced increased maintenance revenues related to the eCRM product, which related to new software license sales, and as expected, decreased maintenance revenue from the Takecontrol and Unix product lines. During 2003, we expect the trend of declining maintenance revenues to decrease and begin to reverse as we increase our eCRM license revenues.

Cost of Revenue

        Costs of software revenues decreased 6.7% from $1,283,000 in 2001 to $1,197,000 in 2002 and, as a percentage of software revenue decreased from 106.8% in 2001 to 40.8% in 2002. Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation. Amortization of capitalized software represented 97.9% of total cost of software revenues during 2002, compared to 97.0% in 2001. For 2003, we anticipate amortization expense to remain the significant majority of cost of software as we continue to invest in our eCRM products.

        Costs of revenues for services increased 62.4% from $2,003,000 in 2001 to $3,252,000 in 2002. The increases are a result of increases in payroll, outside consultants, and bundled travel consistent with the increase in services revenue. Costs of revenues for services as a percentage of services revenues decreased from 43.4% in 2001 to 33.2% in 2002 due to higher utilization rates of service personnel. Costs of revenues for maintenance decreased 41.3% from $878,000 in 2001 to $515,000 in 2002. The decrease in maintenance cost is related to decreased royalty costs consistent with decreased maintenance revenues generated by international distributors. Costs of revenues for maintenance as a percentage of maintenance revenues decreased from 33.6% in 2001 to 31.1% in 2002.

Sales and Marketing Expense

        Sales and marketing expenses increased 40.8% from $2,472,000 in 2001 to $3,481,000 in 2002, but decreased as a percentage of total revenues from 29.1% in 2001 to 24.2% in 2002. The increase in expense is attributed to increases in payroll costs due to the expansion of the sales team as well as increases in telemarketing services and public relations. During 2003, we anticipate continued increases in sales and marketing expenses as we continue to implement marketing programs focused on creating awareness, generating qualified leads, and development of new marketing channels. If the resulting projected revenues do not increase as quickly as expected, or at the rate we expect, we may experience an adverse impact on our business and operating results.

Product Development Expense

        The Company's product innovation and development expenditures, which include amounts capitalized, increased 115.9% from $996,000 in 2001 to $2,150,000 in 2002, and increased as a percentage of total revenues from 11.7% in 2001 to 14.9% in 2002. Software development costs capitalized increased from $426,00 in 2001 to $1,451,000 in 2002. The increase is primarily related to increased payroll costs related to an increase in development personnel and increased used of outside consultants related to enhancements to the eCRM product line. Enhancements to our eCRM product line during 2002 include performance enhancements and extended functionality of the sales and marketing modules. In addition we began development on our .NET version of our CRM product in the fall of 2002 in partnership with Extreme Logic. We expect to continue further development enhancements for 2003 as additional improvements to the usability and functionality of the Firstwave CORE IDE and the CORE application modules continue.

General and Administrative Expense

        General and administrative expenses decreased 9.0% from $2,481,000 in 2001 to $2,257,000 in 2002 primarily due to a favorable change in the foreign currency translation rate during the year.

Net Interest Income/Expense

        Net interest income increased 193.0% from $57,000 in net interest expense in 2001 to $53,000 in net interest income in 2002. We paid off all outstanding debt during 2001. We expect no interest expense in 2003, unless we are unable generate sufficient cash from operations and are required to obtain new borrowings.

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

Revenue

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

        Services revenues increased 55.6% from $2,964,000 in 2000 to $4,611,000 in 2001. The increase in services revenue is primarily due to several large services engagements. One of these engagements, handled by our UK subsidiary, represents 60% of our total services revenues for 2001.

        Maintenance revenues decreased 28.0% from $3,625,000 in 2000 to $2,610,000 in 2001 primarily as the result of cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

Cost of Revenue

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

Sales and Marketing Expense

        Sales and marketing expenses decreased 41.5% from $4,223,000 in 2000 to $2,472,000 in 2001, and decreased as a percentage of total revenues from 44.4% in 2000 to 29.1% in 2001. The decrease is primarily due to decreased marketing activities for items such as advertising, direct and email campaigns, as well as lower payroll costs related to reduced staffing.

Product Development Expense

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

General and Administrative Expense

        General and administrative expenses decreased slightly from $2,578,000 in 2000 to $2,481,000 in 2001 primarily due to lower administrative expenses related to the overall decrease in payroll and related benefit costs consistent with overall reduced staff levels.

Interest Income/Expense

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

        Income tax expense decreased 99.8% from $2,852,000 in 2000 to $6,000 in 2001. FAS 109, "Accounting for Income Taxes" specifies that deferred tax assets are to be reduced by a valuation allowance if any of the deferred tax assets may not be realized. A valuation allowance increase of $2,852,000 was provided in 2000 resulting in the deferred tax asset being fully covered by a valuation allowance, thereby netting to zero on the consolidated balance sheet.

Preferred Stock

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

Balance Sheet

        Net accounts receivable increased 80.5% from $1,333,000 at December 31, 2001 to $2,406,000 at December 31, 2002 due to increased accounts receivable consistent with increased revenue. Property and equipment increased 75.3% from $421,000 at December 31, 2001 to $738,000 at December 31, 2002 due to fixed asset purchases offset by year-to-date depreciation and disposals. Capitalized software increased 15.8% from $1,762,000 at December 31, 2001 to $2,041,000 at December 31, 2002 due to additional capitalization of $1,451,000 in development costs net of $1,172,000 in amortization. During 2003 we anticipate the continued increase in this asset, as we are expecting the additional capitalization to exceed the amount of amortization. Accounts payable increased 58.1% from $575,000 at December 31, 2001 to $909,000 at December 31, 2002 consistent with our overall increase in expenses. Deferred revenue increased 22.5% from $663,000 at December 31, 2001 to $812,000 at December 31, 2002 due to increased annual maintenance billings related to the eCRM product line. Accrued employee compensation and benefits increased 187.6% from $145,000 at December 31, 2001 to $417,000 at December 31, 2002 due to increased accruals related to incentives and commissions consistent with increased software revenues and improved overall financial performance. Most of these accrued incentives were not payable until current year-end results were determined. Dividends payable decreased 81.2% from $223,000 at December 31, 2001 to $42,000 at December 31, 2002 due to the payment of dividends on preferred stock. During 2001, dividends were paid on an annual basis. Effective January 2002, dividends were paid on a monthly basis.

Liquidity and Capital Resources

        As of December 31, 2002, we had cash and cash equivalents of $3,779,000, an increase of 103.2% over the cash balance of $1,860,000 at December 31, 2001.

        As of December 31, 2002, we had no outstanding borrowings. The Accounts Receivable Purchase Agreement dated June 5, 2001, whereby we might sell up to $500,000 of eligible accounts receivable, expired on June 5, 2002, without us utilizing any available borrowing.

        During 2002, a substantial majority of our total revenue has been attributed to our partnership with a leading global services company. While we expect that the revenues from this partnership will remain at high levels for the first part of 2003 based upon projects already in process, if this partner decreases its purchasing of our software and services, our revenues and cash position would be subject to significant decrease if not replaced with other significant accounts.

        On July 30, 2002, Firstwave signed an agreement with Extreme Logic, Microsoft's Partner of the Year, to provide a .Net-based workflow and scripting engine and services to enhance our eCRM technology. By licensing this proven technology, we feel the technology risk associated with new development is diminished, we gain a time-to-market advantage, and the cost to develop is less than building the technology in-house.

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

        We capitalized $1,451,000 in software development costs during 2002, as compared to $426,000 during 2001. These amounts relate to continued development and enhancements to our Firstave eCRM product.

        We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company's results of operations.

Taxes

        As of December 31, 2002, we had general business tax credit carryforwards of approximately $245,000, which will expire in 2008 through 2011. We also have U.S. net operating loss carryforwards for federal and state income tax reporting purposes of approximately $22,800,000. The carryforwards expire at various dates beginning 2009 through 2017. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events.

Critical Accounting Policies

Revenue Recognition

        We recognize revenue from software product sales upon shipment of the product when we have a signed contract, the fees are fixed and determinable, no significant obligations remain, and collection of the resulting receivable is probable. We accrue for estimated warranty costs at the time we recognize revenue. Services revenue is recognized as services are performed. Maintenance revenue is recognized on a pro rata basis over the term of the maintenance agreements.

        Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence of the relative fair values of each element and when there are no undelivered elements essential to the functionality of the delivered element.

        International revenues are primarily generated by Firstwave UK and to a lesser extent by independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's independent international distributor agreements, international distributors collect license fees and maintenance revenues on our behalf, and generally remit 50% to 60% of standard license fees and maintenance revenues they produce. We recognize international sales at the gross license amount, with the amount paid to the distributors reflected as a selling expense. Our international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue.

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

Quarterly Financial Data (Unaudited)

        The table below sets forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 2002. This information has been prepared on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Financial Statements and Notes thereto. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Quarter ended
	3/31/02	6/30/02	9/30/02	12/31/02	3/31/01	6/30/01	9/30/01	12/31/01
	(in thousands, except per share amounts)
Net revenues	$4,056	$3,601	$3,141	$3,606	$1,613	$1,745	$2,288	$2,855
Operating income/(loss)	1,028	910	500	534	(1,079)	(559)	27	374
Net income/(loss)	1,032	930	517	546	(1,121)	(482)	7	376
Net income/(loss) applicable to common shareholders	966	866	455	486	(1,159)	(520)	(455)	309
Basic earnings/(loss) per share	0.46	0.41	0.21	0.22	(0.55)	(0.25)	(0.22)	0.15
Diluted earnings/(loss) per share	0.33	0.29	0.16	0.17	(0.55)	(0.25)	(0.22)	0.12

Item 7A. Quantitative and Qualitative Market Risk Disclosure

        The Company is subject to market risk exposures of varying correlations and volatilities, including interest rate risk and foreign exchange rate risk. Currently, the Company maintains its cash position primarily in money market funds and other bank accounts. The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets. Although a decrease in interest rates could reduce our interest income, at this time management does not believe a change in interest rates will materially affect the Company's financial position or results of operations.

        We do not have any material credit facilities and, therefore, do not have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could make it more costly to borrow money in the future and may impede our future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

        The results of operations of our wholly owned subsidiary located in Surrey, England are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. Dollars upon consolidation. Because of the significance of the operations of this subsidiary to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

Item 8. Financial Statements and Supplementary Data.

Information included under Item 15 (a) (1) and (2)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors
Firstwave Technologies, Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of Firstwave Technologies, Inc. and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated 2002 and 2001 financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2002 and 2001 consolidated financial statements based on our audit.

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

        In our opinion, the consolidated 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  CHERRY, BEKAERT & HOLLAND, L.L.P.
Atlanta, Georgia
February 27, 2003

Firstwave Technologies, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$3,779	$1,860
Accounts receivable, less allowance for doubtful accounts of $88 and $90 in 2002 and 2001, respectively	2,406	1,333
Prepaid expenses and other assets	664	474

Total current assets	6,849	3,667
Property and equipment, net	738	421
Software development costs, net	2,041	1,762
Goodwill	175	166

Total assets	$9,803	$6,016

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$909	$575
Sales tax payable	717	400
Deferred revenue	812	663
Accrued employee compensation and benefits	417	145
Dividends payable	42	223
Other accrued liabilities	85	53

Total current liabilities	2,982	2,059

Commitments and contingencies
Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 43,687 shares issued; 29,020 and 33,687 outstanding at 2002 and 2001, respectively
17,020 shares @$100 per share liquidation preference
12,000 shares @$75 per share liquidation preference	2,483	2,833
Common stock, par value, $.0019 per share; 10,000,000 shares authorized; 2,328,713 and 2,100,351 shares issued and outstanding at 2002 and 2001, respectively	12	12
Additional paid-in capital	22,950	22,403
Accumulated other comprehensive loss	(131)	(26)
Accumulated deficit	(18,493)	(21,265)

Total stockholders' equity	6,821	3,957

Total liabilities and stockholders' equity	$9,803	$6,016

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Operations
(in thousands, except per share data)

	For the year ended December 31,
	2002		2001	2000
Net revenues
Software		$2,934	$1,201	$2,680
Services		9,785	4,611	2,964
Maintenance		1,654	2,610	3,625
Other		31	79	234

		14,404	8,501	9,503
Costs and expenses
Cost of revenues
Software		1,197	1,283	1,031
Services		3,252	2,003	2,295
Maintenance		515	878	1,556
Other		31	51	184
Sales and marketing		3,481	2,472	4,223
Product development		699	570	844
General and administrative		2,257	2,481	2,578

Operating income/(loss)		2,972	(1,237)	(3,208)
Interest income, net		53	(57)	64
Other income		—	80	—

Income/(loss) before income taxes		3,025	(1,214)	(3,144)
Income tax provision		—	(6)	(2,852)

Net income/(loss)		3,025	(1,220)	(5,996)

Dividends on preferred stock		(252)	(605)	(120)

Net income/(loss) applicable to common shareholders		$2,773	$(1,825)	$(6,116)

Basic earnings/(loss) per share		$1.29	$(.87)	$(3.05)

Basic weighted average shares outstanding		2,150	2,099	2,003

Diluted earnings/(loss) per share	$	..96	$(.87)	$(3.05)

Diluted weighted average shares outstanding		3,153	2,099	2,003

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Changes in Shareholder's Equity
(in thousands, except share data)

	Common Stock(1)		Preferred Stock			Compre- hensive income (loss)	Accumulated other comprehensive income/(loss)
					Additional paid-in capital			Accumulated deficit
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1999	1,913,428	$11	—	$—	$21,451	$—	$(5)	$(14,049)	$7,408
Exercise of common stock options	20,125	—	—	—	196	—	—	—	196
Employee stock purchases	792	—	—	—	8	—	—	—	8
Conversion of Series A Preferred to Common	161,812	1	—	—	999	—	—	—	1,000
Issuance of warrants	—	—	—	—	46	—	—	—	46
Dividends	—	—	—	—	(113)	—	—	—	(113)
Comprehensive loss
Net loss	—	—	—	—	—	(5,996)	—	(5,996)	(5,996)
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)	—	(23)

Comprehensive loss						(6,019)

Balance at December 31, 2000	2,096,157	12	—	—	22,587		(28)	(20,045)	2,526
Exercise of common stock options	567	—	—	—	3	—	—	—	3
Employee stock purchases	3,556	—	—	—	9	—	—	—	9
Shares issued at reverse split due to rounding	71	—	—	—	—	—	—	—	—
Series A Convertible Preferred Stock(2)	—	—	10,000	1,000	—	—	—	—	1,000
Series B Convertible Preferred Stock(2)	—	—	7,020	702	—	—	—	—	702
Series C Convertible Preferred Stock(3)	—	—	16,667	1,131	—	—	—	—	1,131
Dividends	—	—		—	(196)	—	—	—	(196)
Comprehensive loss
Net loss	—	—	—	—	—	(1,220)	—	(1,220)	(1,220)
Foreign currency translation adjustment	—	—	—	—	—	2	2	—	2

Comprehensive loss	—	—	—	—	—	$(1,218)

Balance at December 31, 2001	2,100,351	12	33,687	2,833	22,403		(26)	(21,265)	3,957
Exercise of common stock options	33,807	—	—	—	197	—	—	—	197
Employee stock purchases	97	—	—	—	—	—	—	—	—
Conversion of Series C Preferred Stock to Common	194,458	—	(4,667)	(350)	350	—	—	—	—
Dividends	—		—	—	—	—	—	(253)	(253)
Comprehensive income
Net income	—	—	—	—	—	3,025	—	3,025	3,025
Foreign currency translation adjustment	—	—	—	—	—	(105)	(105)	—	(105)

Comprehensive income	—	—	—	—	—	$2,920

Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950		$(131)	$(18,493)	$6,821

(1)
Represents values after 1 for 3 reverse stock split effective 9/12/01.

(2)
Represents amounts reclassified from redeemable securities to permanent equity per an amendment to the Company's Articles of Incorporation and shareholder approval effective 9/7/01. Net of 10,000 shares of Series A converted to common shares April 26, 2000.

(3)
Represents shares issued upon shareholder approval establishing Series C preferred Stock and conversion of debt.

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	For Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income/(loss)	$3,025	$(1,220)	$(5,996)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	1,482	1,740	1,620
(Gain)/loss on disposal of fixed assets	115	6	(1)
Interest on investments	—	—	(22)
Provision for bad debts	22	136	(47)
Deferred tax asset	—	—	2,821
Changes in assets and liabilities
Accounts receivable	(1,095)	305	210
Prepaid expenses and other assets	(190)	(30)	(155)
Accounts payable	334	(104)	109
Sales tax payable	317	273	(25)
Deferred revenue	149	(384)	(472)
Accrued employee compensation and benefits	272	(71)	43
Other accrued liabilities	32	(8)	(17)

Total adjustments	1,438	1,863	4,064

Net cash provided by/(used in) operating activities	4,463	643	(1,932)

Cash flows from investing activities
Software development costs	(1,451)	(426)	(1,563)
Purchases of property and equipment, net	(735)	(70)	(383)
Purchase of investment securities	—	(711)	(493)
Proceeds from sale of investment securities	—	691	2,146
Loss on investments	—	20	—

Net cash used in investing activities	(2,186)	(496)	(293)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net	—	1,131	702
Proceeds from issuance of common stock	—	—	46
Exercise of common stock options	197	3	196
Proceeds from employee stock purchase plan	—	9	8
Proceeds from borrowings	—	750	2,836
Repayment of borrowings	—	(3,586)	—
Purchase of investments used to secure borrowings	—	—	(2,200)
Proceeds from investments used to secure borrowings	—	2,200	—
Payment of dividends on convertible preferred stock	(434)	(86)	(123)

Net cash provided by/(used in) financing activities	(237)	421	1,465

Effect of exchange rate changes on cash	(121)	11	12

Net increase/(decrease) in cash	1,919	579	(748)
Cash and cash equivalents, beginning of year	1,860	1,281	2,029

Cash and cash equivalents, end of year	$3,779	$1,860	$1,281

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$124	$61

Cash paid for income taxes	$—	$6	$30

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.

Notes to Financial Statements

1.    Description of Business and Summary of Significant Accounting Policies

        Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships. We streamline business processes and boost our customers' ability to obtain new customers and manage and service existing customers. Our products are based on revolutionary technologies that incorporate and complement Firstwave's legacy of CRM best practices. We currently support three product lines: a web-based CRM solution that is available in two versions—Firstwave eCRM based on COM+ technology and Firstwave CORE CRM™ which is based on .NET technology; a client-server solution, Takecontrol®; and Firstwave for Unix.

Fair value of financial instruments

        The Company has identified cash, investments, accounts receivable, accounts payable and debt as financial instruments of the Company. Due to the nature of these financial instruments the Company believes that the fair value of these financial instruments approximates their carrying value.

Basis of presentation and liquidity considerations

        Maintaining the Company's future capital requirements will depend on many factors, including its ability to increase revenue levels and keep costs of operations down to continue to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company's products. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. The Company's future capital needs will be highly dependent upon the Company's ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to uncertainty. If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition, and the Company's ability to reduce losses or generate profits. While the Company has improved results for 2002, there can be no assurance that the Company will be successful in its efforts to continue positive cash flows and maintain profitability.

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

        Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence of the relative fair values of each element and when there are no undelivered elements essential to the functionality of the delivered element.

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

        The Company provides an allowance for doubtful accounts based on management's estimate of receivables that will be uncollectible. The estimate is based on historical charge-off activity and current account status.

Consolidation

        The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Firstwave Technologies UK, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. The Company invests in commercial paper and US Treasury Bills. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, which has two customers whose purchases represent 80% of the Company's total revenues for 2002 and whose Accounts Receivable balance at December 31, 2002 represented 75.6% of total Accounts Receivable outstanding at December 31, 2002.

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

Goodwill and other intangibles

        In July 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets." Under this new standard, the FASB eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for these assets. FAS No 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed the first phase analysis during the fourth quarter of 2002 and found no instance of impairment of its recorded goodwill, therefore, no further action was required.

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

Stock-based compensation

        Effective for 2002, the Company adopted FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", and it did not have a material impact on the consolidated financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of FAS 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of FAS 123, the Company's net income/(loss) and income/(loss) per share would have been reduced to the pro forma amounts indicated below (in thousands):

	Year Ended December 31,
	2002		2001	2000
Net income/(loss) as reported		$2,773	$(1,825)	$(6,116)
Stock based employee compensation, net of related tax effects included in net income as reported		—	—	—
Stock based employee compensation, net of related tax effects under the fair value based method		629	390	439
Net income/(loss) as adjusted		$2,144	$(2,215)	$(6,555)

Earnings/(loss) per share:
Basic—as reported		$1.29	$(.87)	$(3.05)

Basic—as adjusted		$1.00	$(1.06)	$(3.27)

Diluted—as reported	$	..96	$(.87)	$(3.05)

Diluted—as adjusted		$.76	$(1.06)	$(3.27)

        The fair value of each option grant and the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 149%, 146%, and 134%, and risk-free interest rate ranging from 3.82% to 6.15% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

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

Basic and diluted net income/(loss) per common share

        Basic net income/(loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation had they not been antidilutive. Net income/(loss) applicable to common shareholders includes a charge for dividends related to the Company's outstanding preferred stock. Net income/(loss) applicable to common shareholders for 2001 includes a one-time non-cash charge of $416,675 incurred during the third quarter related to a beneficial conversion feature associated with the issuance by the Company of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into common stock of the Company pursuant to a formula that was based upon 75% of the average trading price of the Company's common stock over the twenty trading days prior to shareholder approval to establish this class of preferred stock. Because the conversion price determined by this formula was less than the trading price of the common stock on the commitment date, current accounting standards required the Company to determine the value of this beneficial conversion feature and to record that amount as a dividend on preferred stock, resulting in a charge to net income available to common shareholders. The total number of common shares included in the Company's computation of diluted income per share was 1,003,088 in 2002, and the number of common shares that would have been included in the Company's computation of diluted loss per share if they had been dilutive was 982,837 in 2001, and 212,496 in 2000.

Impairment of long-lived assets

        The Company accounts for long-lived assets in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on the fair value of the asset. Effective for 2002, the Company adopted FAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and it did not have a material impact on the consolidated financial statements.

Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted FAS 133 effective January 1, 2001 and it did not have a material impact on the consolidated financial statements.

        In July 2001, the FASB issued FAS No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as pooling of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for these assets. For calendar year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. As FAS 141 is effective for transactions on or after June 30, 2001, the Company adopted this statement in 2001 with no material impact on the consolidated financial statements. Effective January 1, 2002, the Company adopted FAS 142, it did not have a material impact on the consolidated financial statements.

2.    Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	December 31,
	2002	2001
Computer hardware and other equipment	$2,089	$1,974
Furniture and fixtures	824	938
Purchased software	1,730	1,310

	4,643	4,222
Less: Accumulated depreciation and amortization	(3,905)	(3,801)

	$738	$421

        Depreciation and amortization of property and equipment totaled approximately $309,946, $356,000, and $576,000 in 2002, 2001 and 2000, respectively.

3.    Product Development Expenses

        Product development expenses are summarized as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Total development expenses	$2,150	$996	$2,407
Less: Additions to capitalized software development before amortization	1,451	426	1,563

Product development expenses	$699	$570	$844

3.    Product Development Expenses (Continued)

        The activity in the capitalized software development account is summarized as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Balance at beginning of year, net	$1,762	$2,580	$1,918
Additions	1,451	426	1,563
Amortization expense	(1,172)	(1,244)	(901)

Balance at end of year, net	$2,041	$1,762	$2,580

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

        On June 5, 2001 the Company signed an Accounts Receivable Purchase Agreement with a commercial bank whereby the Company could sell up to $500,000 of its eligible accounts receivable, as defined in the agreement. This agreement which was secured by the assets of the Company and would have accrued interest at 1.85% per month expired on June 5, 2002 without ever having any activity.

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

        As of December 31, 2002, the Company has no outstanding debt.

5.    Shareholder's Equity

Preferred Stock

        On September 7, 2001, with shareholder approval, a $500,025 promissory note that the Company issued on July 18, 2001 at 9% interest held by Mercury Fund II. Ltd, was converted into 6,667 shares of the Company's Series C Convertible Preferred Stock. Also, as required by the terms of the Mercury agreement and approved by the Company's shareholders, the Company also issued 10,000 shares of Series C Convertible Preferred Stock to Richard Brock, President and CEO of the Company, on September 7, 2001, in exchange for the promissory note of the Company in the principal amount of $750,000 held by Mr. Brock. The Series C Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly and are convertible into Common Stock of the Company at anytime at a conversion rate of $1.80 per share of Common Stock. The preferred stock has a liquidation preference of $75 per share plus all accrued and unpaid dividends. During 2002, 4,667 shares of this offering were converted to 194,458 shares of common stock pursuant to the original terms of the preferred stock. At December 31, 2002, there were 12,000 shares of Series C Preferred Stock outstanding, $6,750 of dividends payable related to this offering, and net income applicable to common shareholders included a year to date charge of approximately $99,536 in dividends related to the Series C convertible preferred stock. The related charge for year ending December 31, 2001 was approximately $36,000.

        During the fourth quarter of 2000, the Company issued 7,020 shares of Series B Convertible Preferred Stock in a private placement. The Company received $702,000 in November 2000 related to this offering. The Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company at anytime after May 15, 2001, at a conversion rate of $8.10 per share of Common Stock. The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends. At December 31, 2002, there were 7,020 shares of Series B Preferred Stock outstanding, $5,266 in dividends payable related to this offering, and net income applicable to common shareholders included a year to date charge for $63,180 in dividends related to the Series B convertible preferred stock. The related charge for year ending December 31, 2001 was approximately $64,000.

        During the second quarter of 1999, the Company issued 20,000 shares of Series A Convertible Preferred Stock in a private placement. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering. The Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company at anytime after April 25, 2000, at a conversion rate of $6.18 per share of Common Stock. The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends and becomes redeemable at $100 per share at the option of the Board of Directors after April 26, 2001. During 2000, 10,000 shares of this offering were converted to 161,812 shares of common stock pursuant to the original terms of the preferred stock. At December 31, 2002, there were 10,000 shares of Series A Preferred Stock outstanding, $7,500 dividends payable related to this offering and net income applicable to common shareholders included a year to date charge of $90,000 in dividends related to the Series A convertible preferred stock. The related charge for year ending December 31, 2001 was approximately $90,000.

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

6.    Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Current
Foreign	$—	$6	$30
Deferred
Federal	834	—	2,821
Foreign	—	—	—
Change in valuation allowance	(834)	—	—

	$—	$6	$2,851

        The Company's 2000 income tax expense principally results from a write-off of the deferred tax asset of $2,821,000, through an increase in the valuation allowance.

        The difference between the provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:

	Year ended December 31,
	2002	2001	2000
Federal statutory tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	4.0%	(4.0)%	(3.8)%
Change in valuation allowance	(33.0)%	29.6%	140.3%
Foreign income taxes	0.0%	0.1%	1.1%
Other	(5.0)%	8.8%	0.2%

	0.0%	0.5%	103.8%

        At December 31, 2002 and 2001, deferred tax (assets) liabilities are comprised of the following (in thousands):

	Year ended December 31,
	2002	2001
Gross deferred tax liabilities
Capitalization of software development costs	$439	$548
Depreciation	175	250
Other	—	—

	614	798

Gross deferred tax assets
Net operating loss carryforwards	(9,095)	(9,715)
Tax credit carryforwards	(95)	(288)
In process research and development	—	(193)
Allowance for doubtful accounts receivable	(34)	(28)
Accrued expenses	—	(18)

	(9,224)	(10,242)
Valuation allowance	8,610	9,444

	(614)	(798)
Net deferred tax assets	—	—
Less: Current portion

	$—	$—

        The Company has general business tax credit carryforwards of approximately $245,000 which will expire in years 2008 through 2011. At December 31, 2002 the Company has U.S. net operating loss carryforwards of approximately $22,800,000 which expire in years 2009 through 2017.

        FAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been provided for those net operating loss carryforwards and foreign tax credits which are estimated to expire before they are utilized. Management's estimate of the valuation allowance could be effected in the near term based on results of operations in future periods.

7.    Stock Option Plans

        In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan"). The Company has reserved 516,667 shares of common stock for issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria or change of control as specified by the individual grant agreements. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-fourth increments on the first, second, third and fourth anniversaries of the date of grant. Options expire ten years after the date of grant.

        At December 31, 2002, 49,983 options were available for grant and 356,598 options were outstanding related to the Option Plan.

        A summary of stock option activity is as follows:

	Shares	Exercise Price Per Share	Weighted Avg Exercise Price	Weighted Average Fair Value
		$	$	$
Outstanding at December 31, 1999	207,816	4.77-15.00	10.47
Granted	172,833	3.93-54.57	13.50	11.67
Exercised	(20,208)	5.64-15.00	9.66
Canceled or expired	(91,867)	5.64-48.57	13.05

Outstanding at December 31, 2000	268,575	3.93-54.57	11.58

Adjustment due to 1 for 3 split	13
Granted	183,121	.95-6.19	2.95	2.63
Exercised	(567)	4.78	4.78
Canceled or expired	(115,396)	1.38-54.56	10.81

Outstanding at December 31, 2001	335,745	..95-35.81	7.15

Granted	195,785	2.20-14.60	6.58	5.89
Exercised	(33,807)	1.38-9.75	5.79
Canceled or expired	(141,125)	1.32-35.81	9.78

Outstanding at December 31, 2002	356,598	..95-16.50	5.93

Options exercisable at December 31, 2002	109,298		6.87

        On March 19, 2002 the Company completed a Stock Exchange Program that offered each of its directors and employees who held options under the Option Plan with an exercise price of greater than $10.00 the opportunity to surrender those options for cancellation in exchange for new options to be granted approximately six months and one day after cancellation. Approximately 81,684 options were exchanged under this program, and the Company granted 81,684 new options on September 20, 2002, which are included in the 195,785 options granted in 2002 as shown above.

7.    Stock Option Plans (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Number Outstanding at December 31, 2002		Weighted Average Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Exercise Price
$ .95-$ 4.05	120,931	8.74	$2.19	20,141	$1.72
$ 4.24-$ 7.01	145,473	8.85	6.30	59,291	6.66
$ 7.31-$16.50	90,194	8.12	10.35	29,866	10.76

$ .95-$16.50	356,598	8.63	5.93	109,298	6.87

8.    Commitments and Contingencies

        The Company leases office space, equipment and automobiles under noncancelable lease agreements expiring on various dates through 2005. At December 31, 2002, future minimum rentals for noncancelable leases are as follows (in thousands):

Year ending December 31,	Minimum Annual Rentals
2003	804
2004	417
2005	323

$1,544

        Net rent expense under these and other agreements was approximately $972,000, $940,000, and $960,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company is subject to legal proceedings and claims which may arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially effect the financial position of the Company.

9. Employee Benefit Plans

401(k) Plan

        Effective August 1, 1990 the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 100% of their annual compensation to the 401(k) Plan. For each payroll period, the Company matches 30% of the lesser of (1) the participants' contribution or (2) 5% of the participants' compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 2002, 2001 and 2000, the Company made matching contributions of approximately $39,525, $21,700, and $35,500, respectively, to the 401(k) Plan and no discretionary contributions were made.

Employee Stock Purchase Plan

        The Company has reserved 40,000 shares of common stock for issuance under its Employee Stock Purchase Plan ("ESPP"), which was effective January 31, 1995. The ESPP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter. No compensation expense is recorded in connection with this plan. During 2002 and 2001, 97 and 3,556 shares, respectively, were issued under the ESPP. At December 31, 2002, 22,238 shares had been issued cumulatively under the plan and there were no options to purchase outstanding.

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

        A summary of international revenues, including the Company's UK subsidiary, by geographic area is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$1,767	$2,434	$4,300
Europe	12,572	5,728	4,249
South America	23	164	418
Australia and New Zealand	42	174	303
Asia	—	1	233

	$14,404	$8,501	$9,503

        Long-lived assets of the Company are located primarily in the United States and in the office of the Company's wholly owned subsidiary Firstwave Technologies UK Ltd. Fixed assets of approximately $123,000, or 16.7% of the consolidated fixed asset balance, are located in the United Kingdom.

11.    Related Party Transactions

        During the fourth quarter of 2000, the Company issued 7,020 shares of Series B Convertible Preferred Stock in a private placement. 5,000 shares of this offering were issued to its President and CEO and 250 shares were issued to the Chairman of the Board of the Company.

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

        During the years ending December 31, 2002 and 2001, the Company paid dividends and interest in the amount of $363,000 and $118,000, respectively, to its President and CEO. The dividends relate to his $2,250,000 investment in the Company's Preferred Stock, and the interest is related to the Promissory Note converted to Preferred Stock as described above. At December 31, 2002 and 2001 the Company had $16,875 and $177,000, respectively accrued but not paid related to Preferred Stock dividends owed to its President and CEO.

        At December 31, 2002 and 2001, the Company had $188 and $2,500, respectively, accrued but not paid related to Preferred Stock dividends owed to its Chairman of the Board. The Company's Chairman of the Board is also a member of the Board of Directors of the Company's commercial bank.

12.    Subsequent Events

        On March 3, 2003, Firstwave Technologies, Inc. ("Firstwave"), a Georgia corporation, acquired Connect-Care, Inc. ("Connect-Care"), a Georgia corporation that provides customer relationship management (CRM) software solutions for software companies. Connect-Care was acquired pursuant to a Merger Agreement dated March 3, 2003 (the "Merger Agreement") by and among Firstwave, CC Subsidiary, Inc., a wholly-owned subsidiary of Firstwave ("Merger Sub"), Connect-Care, and certain shareholders of Connect-Care. Pursuant to the Merger Agreement, Merger Sub merged with and into Connect-Care, and Connect-Care, which was the surviving corporation in the Merger, became a wholly-owned subsidiary of Firstwave.

        In exchange for all outstanding shares of Connect-Care stock, Firstwave issued 200,000 shares of Firstwave common stock to the shareholders of Connect-Care and granted such shareholders certain registration rights. Additional consideration of $300,000 in cash may be payable if certain revenue goals, as set forth in Section 3.1 of the Merger Agreement, are attained. Such amount would be paid on or prior to the earlier of (i) the date Firstwave files its Annual Report on Form 10-K with respect to the fiscal year ending December 31, 2003 or (ii) March 31, 2004. The amount of consideration was determined by arm's length negotiation between the parties. Firstwave will account for the transaction under the purchase method of accounting.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Firstwave Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 47 present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and its subsidiary (the "Company") at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

        There were no disagreements with PricewaterhouseCoopers L.L.P. within the meaning of Instruction 4 of Item 304 of Regulation S-K as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal year ended December 31, 2000, or for any subsequent interim period through June 30, 2001, which disagreements if not resolved to its satisfaction would have caused PricewaterhouseCoopers L.L.P. to make reference to the subject matter of the disagreement in their report on the Company's consolidated financial statements for such years.

        The report of PricewaterhouseCoopers L.L.P. on the Company's consolidated financial statements for year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified as to audit scope or accounting principles. The report of PricewaterhouseCoopers L.L.P. on the Company's consolidated financial statements for the fiscal year ending December 31, 2000 included an explanatory paragraph relating to the Company's ability to continue as a going concern.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated by reference to information under the caption "Election of Directors—Director Nominee Biographical Information", "—Executive Officers" and "—Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003.

Item 11. Executive Compensation.

        The information required by this item is incorporated by reference to information under the captions "Election of Directors—Additional Information Concerning the Board of Directors" and "Executive Compensation" (exclusive of the subsections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is incorporated by reference to information under the caption "Executive Compensation—Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003.

PART IV

Item 14. Controls and Procedures

        Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-K, the Company's Chairman and Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the date of such evaluation in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

•
Report of Independent Accountants

•
Consolidated Balance Sheet at December 31, 2002 and December 31, 2001

•
Consolidated Statement of Operations for the three years ended December 31, 2002

•
Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2002

•
Consolidated Statement of Cash Flows for the three years ended December 31, 2002

•
Notes to Financial Statements

  2.
  Financial Statement Schedules

•
Schedule II—Valuation and Qualifying Accounts, for the three years ended December 31, 2002

  3.
  Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).
3.3	Articles of Amendment dated April 26, 1999 setting forth the designation of the Series A Redeemable Preferred Stock.
3.4	Articles of Amendment dated November 15, 2000 setting forth the designation of the Series B Redeemable Preferred Stock.
3.5	Articles of Amendment dated September 7, 2001 setting forth certain revisions to Series A and Series B Convertible Preferred Stock. (4)
3.6	Articles of Amendment dated September 12, 2001 setting forth the one-for-three reverse stock split. (4)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.

10.3	Lease dated January 30, 1988 between the Company and Atlanta Overlook Associates #3 concerning the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain First Amendment of Office Building Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building Lease dated as of October 2, 1989. (1)
10.4	Firstwave Technologies, Inc. Amended and Restated 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)). (7)
10.5	Tax Indemnification Agreement dated February 4, 1993 among the Company and certain of its shareholders. (2)
10.6	Form of Selective Distribution Agreement for International Distributors. (1)
10.7	Form of Software License Agreement. (1)
10.9	Computer Software License Marketing Agreement dated December 21, 1987 between the Company and Co-Cam Computer Services, Pty. Ltd. (1)
10.10	Third Amendment to Lease Agreement dated as of March 10, 1993 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (2)
10.11	Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (2)
10.12	Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (2)
10.13	Sixth Amendment to Lease Agreement dated as of September 22, 1994 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (3)
10.14	Firstwave Technologies, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8 (Registration No. 333-55971). (7)
10.17	Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (6)
10.18	Eighth Amendment to Lease Agreement dated as of May 8, 1998 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (5)
10.19	First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)). (7)
10.20	First Amendment to Firstwave Technologies, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55971)). (7)
10.21	Board of Directors Compensation Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)). (7)
10.22	Ninth Amendment to Lease Agreement dated as of February 3, 2000 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (8)
10.23	Tenth Amendment to Lease Agreement dated as of February 28, 2000 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (8)

10.24	Certificate of Designation of Series C Convertible Preferred Stock. (4)
10.25	Registration Rights Agreement dated July 18, 2001 between the Company and Mercury Fund No. 1 LTD and Mercury Fund II, LTD. (4)
10.26	Eleventh Amendment to Lease Agreement dated as of October 28, 2002 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.
21.1	Subsidiaries of the Company
23.1	Consent of Independent Accountants.
23.2	Consent of Independent Accountants.

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

(b)
Form 8-K:

        None

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002
(Thousands of Dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Accounts Written Off/Released	Balance at End of Period
Allowance for doubful accounts	$90	$34	$36	$88

Tax asset valuation allowance	$9,444	$—	$834	$8,610

For the Year Ended December 31, 2001
(Thousands of Dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Accounts Written Off/Released	Balance at End of Period
Allowance for doubful accounts	$287	$89	$286	$90

Tax asset valuation allowance	$9,085	$359	$—	$9,444

For the Year Ended December 31, 2000
(Thousands of Dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Accounts Written Off/Released	Balance at End of Period
Allowance for doubful accounts	$345	$57	$115	$287

Tax asset valuation allowance	$5,290	$3,795	$—	$9,085

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firstwave Technologies, Inc.
Date: March 5, 2003	By:	/s/ RICHARD T. BROCK Richard T. Brock President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2003	/s/ RICHARD T. BROCK Richard T. Brock President and Chief Executive Officer (Principal Executive Officer)
Date: March 5, 2003	/s/ DAVID R. SIMMONS David R. Simmons Chief Operating Officer
Date: March 5, 2003	/s/ JUDITH A. VITALE Judith A. Vitale Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 5, 2003	/s/ JAMES R. PORTER James R. Porter Chairman
Date: March 5, 2003	/s/ ROGER A. BABB Roger A. Babb Director
Date: March 5, 2003	/s/ JOHN F. KEANE John F. Keane Director
Date: March 5, 2003	/s/ ALAN I. ROTHENBERG Alan I. Rothenberg Director

I, Richard T. Brock, Chief Executive Officer of Firstwave Technologies, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Firstwave Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003
/s/ RICHARD T. BROCK Richard T. Brock

I, Judith A. Vitale, Chief Financial Officer of Firstwave Technologies, Inc.,, certify that:

1.
I have reviewed this annual report on Form 10-K of Firstwave Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003
/s/ JUDITH A. VITALE Judith A. Vitale

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Market Risk Disclosure
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Firstwave Technologies, Inc. Consolidated Balance Sheet (in thousands, except share data)
Firstwave Technologies, Inc. Consolidated Statement of Operations (in thousands, except per share data)
Firstwave Technologies, Inc. Consolidated Statement of Changes in Shareholder's Equity (in thousands, except share data)
Firstwave Technologies, Inc. Consolidated Statement of Cash Flows (in thousands)
Firstwave Technologies, Inc. Notes to Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2002 (Thousands of Dollars)
For the Year Ended December 31, 2001 (Thousands of Dollars)
For the Year Ended December 31, 2000 (Thousands of Dollars)
SIGNATURES