Form 10-K/A
period 2002-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2003-05-01
CIK 897078

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Company Strategy and Application Use

        We are a pioneer in the CRM industry, having delivered one of the first CRM technologies as early as 1985. We continue to provide innovative solutions for customers, and most recently announced the development of a CRM solution that is tightly integrated with and extends Microsoft's.NET architecture.

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

        During 2002, a customer of our Firstwave UK operating subsidiary, Electronic Data Services Ltd., a leading global services company, accounted for $10,362,000 or 71.9% of total revenue. Except for software license agreements and our services relationship with this customer we have no other relationship with them.

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

Our revenues have been highly dependent upon a limited number of customers; if these customers decrease or cease purchasing our software and services, our revenues would significantly decrease if we were unable to replace these customers.

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

The software industry is extremely competitive; our revenue may be reduced by the introduction of superior products by competition or by pricing pressure from competition.

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

We have foreign exchange risk and fluctuations in exchange rates could affect our revenues.

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

	Year Ended December 31,		Year Ended December 31,
	2002	% of revenue	2001	% of revenue	% Change 2001 to 2002
	(in thousands)
Revenues
Software	$2,934	20.4	$1,201	14.1	144.3
Services	9,785	67.9	4,611	54.2	112.2
Maintenance	1,654	11.5	2,610	30.7	(36.6)
Other	31	0.2	79	0.9	(60.8)

Net revenues	14,404	100.0	8,501	100.0	69.4

Costs and expenses
Cost of revenues
Software	1,197	8.3	1,283	15.1	(6.7)
Services	3,252	22.6	2,003	23.6	62.4
Maintenance	515	3.6	878	10.3	(41.3)
Other	31	0.2	51	0.6	(39.2)
Sales and marketing	3,481	24.2	2,472	29.1	40.8
Product development	699	4.9	570	6.7	22.6
General & administrative	2,257	15.7	2,481	29.2	(9.0)

Total operating cost and expenses	11,432	79.4	9,738	114.6	17.4

Operating income/(loss)	2,972	20.6	(1,237)	(14.6)	(340.3)

Interest income/(expense) net	53	0.4	(57)	(0.7)	(193.0)
Other income	0	0.0	80	0.9	(100.0)

Income/(loss) before income taxes	$3,025	21.0	$(1,214)	(14.3)	(349.2)

        In general, competition in the software industry has increasingly been characterized by shortening product cycles. No assurance can be given that we will be immune to this trend. If the product cycle for our systems proves to be shorter than management anticipates, our pricing structure and revenues could be impaired. In addition, in order to remain competitive, we may be required to expend a greater percentage of our revenues on product innovation and development than has historically been the case. In either case, our gross profit margins and results of operations could be materially adversely affected. See"Certain Factors Affecting Forward-Looking Statements" in Part I, Item 1 of this Annual Report.

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

        The increases in license and services revenues from 2001 to 2002 are attributable to increases in the volume of software licenses sold and services performed. During 2002, we did not increase our price per licensed software user, or our hourly rate for Professional Services. The following chart identifies the increases in license and services revenues from 2001 to 2002 and allocates the increase between those due to volume and those due to price:

	Increase from prior year	Increase due to volume	Increase due to price
Revenue (in 000's)
License Fees	1,733	1,733	—
Professional Services	5,174	5,174	—

        The year to date volume increases in software and services revenues are primarily due to revenues generated through our UK subsidiary and our partnership with a leading global services company. We expect that the revenues from this partnership will remain at high levels for the first part of 2003 based upon projects already in process. If this partner decreases its purchasing of our software and services, our revenues would be subject to significant decrease if they were not replaced with other significant accounts. We are aggressively pursuing strategies to transition our revenue stream away from dependency on a few large customers to a more diverse customer base.

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

        The results of operations of our wholly owned subsidiary located in Surrey, England are exposed to foreign currency exchange rate fluctuations as the financial results of the subsidiary are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During 2002, the average foreign currency exchange rate increased 3% compared to exchange rates during 2001. This rate increase accounted for approximately $215,000 in total revenue during 2002. The average foreign currency exchange rate during 2001 decreased 5% compared to exchange rates during 2000. This rate decrease accounted for a decrease of revenue of approximately $158,000 during 2001. The average foreign currency exchange rate during 2000 decreased 5% compared to exchange rates during 1999. This rate decrease accounted for a decrease of revenue of approximately $121,000 in 2000.

Cost of Revenue

        Costs of software revenues decreased 6.7% from $1,283,000 in 2001 to $1,197,000 in 2002 and, as a percentage of software revenue decreased from 106.8% in 2001 to 40.8% in 2002. The decrease of costs of software as a percentage of software revenue is primarily the result of consistent capitalized software amortization costs during 2002 and 2001, with significantly increased software revenues for 2002, which resulted in a decrease in the margin between costs and revenue. The cost of software revenue decreased 6.7% while software revenue increased 144%, which resulted in the cost being a lower percentage of revenue. Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation. Amortization of capitalized software represented 97.9% of total cost of software revenues during 2002, compared to 97.0% in 2001. For 2003, we anticipate amortization expense to remain the significant majority of cost of software as we continue to invest in our eCRM products, and we anticipate an increase in the percentage of cost of software as a percentage of software revenue as we begin to amortize additional software development costs upon release of new software versions currently in development.

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

Balance Sheet

        Net accounts receivable increased 80.5% from $1,333,000 at December 31, 2001 to $2,406,000 at December 31, 2002 due to increased accounts receivable consistent with increased revenue. Property and equipment increased 75.3% from $421,000 at December 31, 2001 to $738,000 at December 31, 2002 due to fixed asset purchases offset by year-to-date depreciation and disposals. Capitalized software increased 15.8% from $1,762,000 at December 31, 2001 to $2,041,000 at December 31, 2002 due to additional capitalization of $1,451,000 in development costs net of $1,172,000 in amortization. During 2003 we anticipate the continued increase in this asset, as we are expecting the additional capitalization to exceed the amount of amortization. Accounts payable increased 58.1% from $575,000 at December 31, 2001 to $909,000 at December 31, 2002 consistent with our overall increase in expenses. Deferred revenue increased 22.5% from $663,000 at December 31, 2001 to $812,000 at December 31, 2002 due to increased annual maintenance billings related to the eCRM product line. Although maintenance revenues decreased during 2002, the sale of new software licenses during 2002 resulted in new annual maintenance billings. The large increase in software revenue during the fourth quarter of 2002 and the associated annual maintenance fees account for the increase in deferred revenue at December 31, 2002 and will be recognized as maintenance revenue ratably over each monthly period as the revenue is earned. Accrued employee compensation and benefits increased 187.6% from $145,000 at December 31, 2001 to $417,000 at December 31, 2002 due to increased accruals related to incentives and commissions consistent with increased software revenues and improved overall financial performance. Most of these accrued incentives were not payable until current year-end results were determined. Dividends payable decreased 81.2% from $223,000 at December 31, 2001 to $42,000 at December 31, 2002 due to the payment of dividends on preferred stock. During 2001, dividends were paid on an annual basis. Effective January 2002, dividends were paid on a monthly basis.

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

        On July 30, 2002, Firstwave signed an agreement with Extreme Logic, Microsoft's Partner of the Year, to provide a.Net-based workflow and scripting engine and services to enhance our eCRM technology. By licensing this proven technology, we feel the technology risk associated with new development is diminished, we gain a time-to-market advantage, and the cost to develop is less than building the technology in-house.

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

        The Company manages the risk by monitoring on a regular basis the fluctuations in foreign currency exchange rates as they relate to our UK Subsidiary, and takes action if the foreign currency exchange rate would result in a material impact to the Company's financial statements upon translation from the local currency, the British pound, to the US Dollar. The action taken in these instances by the Company is to move the currency from the UK Subsidiary to the Company's headquarters when doing so would be beneficial on the Company's financial statements. The Company does not engage in any hedging activities. As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation. A weaker US dollar would result in an increase to revenues and expenses upon consolidation, and a stronger US dollar would result in a decrease to revenues and expenses upon consolidation.

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

Firstwave Technologies, Inc.
Consolidated Statement of Operations
(in thousands, except per share data)

	For the year ended December 31,
	2002	2001	2000
Net revenues
Software	$2,934	$1,201	$2,680
Services	9,785	4,611	2,964
Maintenance	1,654	2,610	3,625
Other	31	79	234

	14,404	8,501	9,503
Costs and expenses
Cost of revenues
Software	1,197	1,283	1,031
Services	3,252	2,003	2,295
Maintenance	515	878	1,556
Other	31	51	184
Sales and marketing	3,481	2,472	4,223
Product development	699	570	844
General and administrative	2,257	2,481	2,578

Operating income/(loss)	2,972	(1,237)	(3,208)
Interest income, net	53	(57)	64
Other income	—	80	—

Income/(loss) before income taxes	3,025	(1,214)	(3,144)
Income tax provision	—	(6)	(2,852)

Net income/(loss)	3,025	(1,220)	(5,996)

Dividends on preferred stock	(252)	(605)	(120)

Net income/(loss) applicable to common shareholders	$2,773	$(1,825)	$(6,116)

Basic earnings/(loss) per share	$1.29	$(.87)	$(3.05)

Basic weighted average shares outstanding	2,150	2,099	2,003

Diluted earnings/(loss) per share	$.96	$(.87)	$(3.05)

Diluted weighted average shares outstanding	3,153	2,099	2,003

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Changes in Shareholder's Equity
(in thousands, except share data)

	Common Stock(1)		Preferred Stock
					Additional paid-in capital	Compre- hensive income (loss)	Accumulated other comprehensive income/(loss)	Accumulated deficit
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1999	1,913,428	$11	—	$—	$21,451	$—	$(5)	$(14,049)	$7,408
Exercise of common stock options	20,125	—	—	—	196	—	—	—	196
Employee stock purchases	792	—	—	—	8	—	—	—	8
Conversion of Series A Preferred to Common	161,812	1	—	—	999	—	—	—	1,000
Issuance of warrants	—	—	—	—	46	—	—	—	46
Dividends	—	—	—	—	(113)	—	—	—	(113)
Comprehensive loss
Net loss	—	—	—	—	—	(5,996)	—	(5,996)	(5,996)
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)	—	(23)

Comprehensive loss						(6,019)

Balance at December 31, 2000	2,096,157	12	—	—	22,587		(28)	(20,045)	2,526
Exercise of common stock options	567	—	—	—	3	—	—	—	3
Employee stock purchases	3,556	—	—	—	9	—	—	—	9
Shares issued at reverse split due to rounding	71	—	—	—	—	—	—	—	—
Series A Convertible Preferred Stock(2)	—	—	10,000	1,000	—	—	—	—	1,000
Series B Convertible Preferred Stock(2)	—	—	7,020	702	—	—	—	—	702
Series C Convertible Preferred Stock(3)	—	—	16,667	1,131	—	—	—	—	1,131
Dividends	—		—	—	(196)	—	—	—	(196)
Comprehensive loss
Net loss	—	—	—	—	—	(1,220)	—	(1,220)	(1,220)
Foreign currency translation adjustment	—	—	—	—	—	2	2	—	2

Comprehensive loss	—	—	—	—	—	$(1,218)

Balance at December 31, 2001	2,100,351	12	33,687	2,833	22,403		(26)	(21,265)	3,957
Exercise of common stock options	33,807	—	—	—	197	—	—	—	197
Employee stock purchases	97	—	—	—	—	—	—	—	—
Conversion of Series C Preferred Stock to Common	194,458	—	(4,667)	(350)	350	—	—	—	—
Dividends	—		—	—	—	—	—	(253)	(253)
Comprehensive income
Net income	—	—	—	—	—	3,025	—	3,025	3,025
Foreign currency translation adjustment	—	—	—	—	—	(105)	(105)	—	(105)

Comprehensive income	—	—	—	—	—	$2,920

Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950		$(131)	$(18,493)	$6,821

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

Firstwave Technologies, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	For Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income/(loss)	$3,025	$(1,220)	$(5,996)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	1,482	1,740	1,620
(Gain)/loss on disposal of fixed assets	115	6	(1)
Interest on investments	—	—	(22)
Provision for bad debts	22	136	(47)
Deferred tax asset	—	—	2,821
Changes in assets and liabilities
Accounts receivable	(1,095)	305	210
Prepaid expenses and other assets	(190)	(30)	(155)
Accounts payable	334	(104)	109
Sales tax payable	317	273	(25)
Deferred revenue	149	(384)	(472)
Accrued employee compensation and benefits	272	(71)	43
Other accrued liabilities	32	(8)	(17)

Total adjustments	1,438	1,863	4,064

Net cash provided by/(used in) operating activities	4,463	643	(1,932)

Cash flows from investing activities
Software development costs	(1,451)	(426)	(1,563)
Purchases of property and equipment,net	(735)	(70)	(383)
Purchase of investment securities	—	(711)	(493)
Proceeds from sale of investment securities	—	691	2,146
Loss on investments	—	20	—

Net cash used in investing activities	(2,186)	(496)	(293)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net	—	1,131	702
Proceeds from issuance of common stock	—	—	46
Exercise of common stock options	197	3	196
Proceeds from employee stock purchase plan	—	9	8
Proceeds from borrowings	—	750	2,836
Repayment of borrowings	—	(3,586)	—
Purchase of investments used to secure borrowings	—	—	(2,200)
Proceeds from investments used to secure borrowings	—	2,200	—
Payment of dividends on convertible preferred stock	(434)	(86)	(123)

Net cash provided by/(used in) financing activities	(237)	421	1,465

Effect of exchange rate changes on cash	(121)	11	12

Net increase/(decrease) in cash	1,919	579	(748)
Cash and cash equivalents, beginning of year	1,860	1,281	2,029

Cash and cash equivalents, end of year	$3,779	$1,860	$1,281

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$124	$61

Cash paid for income taxes	$—	$6	$30

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

        The Company has not recorded any unbilled receivables related to implementation and customization service revenues, and the Company has accounted for any implementation and customization service revenues that have been billed as the services were performed, in accordance with Paragraphs 65 and 66 of SOP 97-2.

        The Company has arrangements with customers that provide for the delivery of multiple elements, including software licenses, and services. The Company allocates and recognizes revenue related to each of the multiple elements based on vendor specific objective evidence of the fair value of each element. Vendor specific objective evidence is based on standard pricing for each of the elements in our multiple element arrangements. Revenue associated with the various elements of multiple element arrangements is based on such vendor-specific objective evidence as the price charged for each element is the same as when the element would be sold separately from any other element. Pricing does not vary by customer or by duration, or by requirements of the arrangement.

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

Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. The Company invests in commercial paper and US Treasury Bills. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, which has two customers whose purchases represent 80% of the Company's total revenues for 2002 and whose Accounts Receivable balance at December 31, 2002 represented 75.6% of total Accounts Receivable outstanding at December 31, 2002. Electronic Data Services Ltd., a leading global services company, accounted for $10,362,000 or 71.9% of total revenues and $459,000 or 19% of total Accounts Receivable at December 31, 2002.

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

Software development costs

        Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in FAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product. Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language. In this case, as the version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

        The Company evaluates the realizability of unamortized capitalized software costs at each balance sheet date. Software development costs which are capitalized are subsequently reported at the lower of unamortized cost or net realizable value. If the unamortized capitalized software cost exceeds the net realizable value of the asset, the amount would be written off accordingly. The net realizable value of the capitalized software development costs is the estimated future gross revenues of the software product reduced by the estimated future costs of completing and disposing of that product. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than three years. It is possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both could be reduced due to changing technologies. The amortization of software development costs is presented as a cost of software revenue in the Company's financial statements.

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

Shown below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	For Year Ended December 31, 2002
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amount
Net income	3,025
Less: Preferred Stock Dividends	(253)

Basic EPS
Income available to common shareholders	2,772	2,150	$1.29
Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	253	865
Stock Options		119

		1,003
Diluted EPS
Income available to common shareholders	3,025	3,153	$0.96
	For Year Ended December 31, 2001
	Income (000's) (Numerator)	Shares (000's) (Denominator)		Per Share Amount
Net loss	(1,220)
Less: Preferred Stock Dividends	(605)

Basic EPS
Loss available to common shareholders	(1,825)	2,099		$(0.87)
Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock		961
Stock Options		3

		983	(1)
Diluted EPS
Loss available to common shareholders	(1,825)	2,099		$(0.87)

(1)
Not included in Diluted EPS because they were anti-dilutive

	For Year Ended December 31, 2000
	Income (000's) (Numerator)	Shares (000's) (Denominator)		Per Share Amount
Net loss	(5,996)
Less: Preferred Stock Dividends	(120)

Basic EPS
Loss available to common shareholders	(6,116)	2,003		$(3.05)
Effect of Dilutive Securities
Warrants		—
Convertible Preferred Stock		162
Stock Options		50

		212	(1)
Diluted EPS
Loss available to common shareholders	(6,116)	2,003		$(3.05)

(1)
Not included in Diluted EPS because they were anti-dilutive

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

        The difference between the provision for income taxes at the statutory federal income tax rate of 34% and the Company's effective tax rate is as follows:

	Year ended December 31,
	2002	2001	2000
Federal statutory tax rate	34.0%	-34.0%	-34.0%
State income taxes, net of federal benefit	4.0%	-4.0%	-3.8%
Change in valuation allowance	-33.0%	29.6%	140.3%
Foreign income taxes	0.0%	0.1%	1.1%
Other	-5.0%	8.8%	0.2%

	0.0%	0.5%	103.8%

        At December 31, 2002 and 2001, deferred tax (assets) liabilities are comprised of the following (in thousands):

	Year ended December 31,
	2002	2001
Gross deferred tax liabilities
Capitalization of software development costs	$439	$548
Depreciation	175	250
Other	—	—

	614	798

Gross deferred tax assets
Net operating loss carryforwards	(9,095)	(9,715)
Tax credit carryforwards	(95)	(288)
In process research and development	—	(193)
Allowance for doubtful accounts receivable	(34)	(28)
Accrued expenses	—	(18)

	(9,224)	(10,242)
Valuation allowance	8,610	9,444

	(614)	(798)
Net deferred tax assets	—	—

Less: Current portion

	$—	$—

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

7. Stock Option Plans

        In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan"). The Company has reserved 516,667 shares of common stock for issuance under the Option Plan. Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to employees of the Company who are eligible to receive options under the Option Plan. The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria or change of control, as specified by the original individual grant agreements. Any options which may contain such acceleration clause would be set forth in the original stock option agreement and would not represent any kind of modification thereon. Options previously granted to non-management directors under a formula, as specified by the Option Plan, become exercisable in one-fourth increments on the first, second, third and fourth anniversaries of the date of grant. Options expire ten years after the date of grant.

        At December 31, 2002, 49,983 options were available for grant and 356,598 options were outstanding related to the Option Plan.

        A summary of stock option activity is as follows:

	Shares	Exercise Price Per Share	Weighted Avg Exercise Price	Weighted Average Fair Value
		$	$	$
Outstanding at December 31, 1999	207,816	4.77 - 15.00	10.47
Granted	172,833	3.93 - 54.57	13.50	11.67
Exercised	(20,208)	5.64 - 15.00	9.66
Canceled or expired	(91,867)	5.64 - 48.57	13.05

Outstanding at December 31, 2000	268,575	3.93 - 54.57	11.58

Adjustment due to 1 for 3 split	13
Granted	183,121	.95 - 6.19	2.95	2.63
Exercised	(567)	4.78	4.78
Canceled or expired	(115,396)	1.38 - 54.56	10.81

Outstanding at December 31, 2001	335,745	..95 - 35.81	7.15

Granted	195,785	2.20 - 14.60	6.58	5.89
Exercised	(33,807)	1.38 - 9.75	5.79
Canceled or expired	(141,125)	1.32 - 35.81	9.78

Outstanding at December 31, 2002	356,598	..95 - 16.50	5.93

Options exercisable at December 31, 2002	109,298		6.87

        On March 19, 2002 the Company completed a Stock Exchange Program that offered each of its directors and employees who held options under the Option Plan with an exercise price of greater than $10.00 the opportunity to surrender those options for cancellation in exchange for new options to be granted no sooner than six months and one day after cancellation. The options exchanged under this program totaled 81,684, and the Company granted 81,684 new options on September 20, 2002, which are included in the 195,785 options granted in 2002 as shown above.

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Number Outstanding at December 31, 2002		Weighted Average Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Exercise Price
$.95 - $4.05	120,931	8.74	$2.19	20,141	$1.72
$4.24 - $7.01	145,473	8.85	6.30	59,291	6.66
$7.31 - $16.50	90,194	8.12	10.35	29,866	10.76

$.95 - $16.50	356,598	8.63	5.93	109,298	6.87

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

        In our opinion, the accompanying consolidated statement of operations listed in the index appearing under 15(a)(1) on page 51 presents fairly in all material respects, the net loss and other data shown therein of Firstwave Technologies, Inc. and its subsidiary (the "Company") at December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statement of operations. This statement of operations and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement and financial statement schedule based on our audit. We conducted our audit of this statement in accordance with auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the statement of operations is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of operations, assessing the accounting principles used and significant estimates made by management, and evaluating the overall statement of operations presentation. We believe that our audit of the statement of operations provides a reasonable basis for our opinion.

        The accompanying statement of operations has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements for the year ended December 31, 2000, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The statement of operations does not include any adjustments that might result from the outcome of this uncertainty.

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

  •
  Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2002

  •
  Consolidated Statement of Cash Flows for the three years ended December 31, 2002

  •
  Notes to Financial Statements

  2.
  Financial Statement Schedules

  •
  Schedule II—Valuation and Qualifying Accounts, for the three years ended December 31, 2002

  3.
  Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).
3.3	Articles of Amendment dated April 26, 1999 setting forth the designation of the Series A Redeemable Preferred Stock.
3.4	Articles of Amendment dated November 15, 2000 setting forth the designation of the Series B Redeemable Preferred Stock.
3.5	Articles of Amendment dated September 7, 2001 setting forth certain revisions to Series A and Series B Convertible Preferred Stock.(4)
3.6	Articles of Amendment dated September 12, 2001 setting forth the one-for-three reverse stock split.(4)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.

10.3	Lease dated January 30, 1988 between the Company and Atlanta Overlook Associates #3 concerning the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain First Amendment of Office Building Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building Lease dated as of October 2, 1989.(1)
10.4	Firstwave Technologies, Inc. Amended and Restated 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).(7)
10.5	Tax Indemnification Agreement dated February 4, 1993 among the Company and certain of its shareholders.(2)
10.6	Form of Selective Distribution Agreement for International Distributors.(1)
10.7	Form of Software License Agreement.(1)
10.9	Computer Software License Marketing Agreement dated December 21, 1987 between the Company and Co-Cam Computer Services, Pty. Ltd.(1)
10.10	Third Amendment to Lease Agreement dated as of March 10, 1993 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)
10.11	Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)
10.12	Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)
10.13	Sixth Amendment to Lease Agreement dated as of September 22, 1994 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(3)
10.14	Firstwave Technologies, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-8 (Registration No. 333-55971)(7)
10.17	Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(6)
10.18	Eighth Amendment to Lease Agreement dated as of May 8, 1998 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(5)
10.19	First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).(7)
10.20	First Amendment to Firstwave Technologies, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55971)).(7)
10.21	Board of Directors Compensation Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).(7)
10.22	Ninth Amendment to Lease Agreement dated as of February 3, 2000 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(8)
10.23	Tenth Amendment to Lease Agreement dated as of February 28, 2000 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(8)

10.24	Certificate of Designation of Series C Convertible Preferred Stock.(4)
10.25	Registration Rights Agreement dated July 18, 2001 between the Company and Mercury Fund No.1 LTD and Mercury Fund II, LTD.(4)
10.26	Eleventh Amendment to Lease Agreement dated as of October 28, 2002 between the Company and National Office Partners Limited Partnership relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(9)
10.27	Software License Agreement dated July 25, 2001, by and between Firstwave Technologies UK Limited and Electronics Data Systems Ltd.(10)
10.28	Software Development and License Agreement dated December 23, 2002, by and between The Football Association Limited and Firstwave Technologies UK Ltd.(10)(11)
10.29	Software License Agreement dated September 2, 2002, between The Football Association and Firstwave Technologies UK Limited.(10)
21.1	Subsidiaries of the Company.(9)
23.1	Consent of Independent Accountants.
23.2	Consent of Independent Accountants.

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

(9)
Filed previously.

(10)
Incorporated herein by reference to exhibits attached to the Company's Pre-Effective Amendment No. 1 to Form S-3 filed May 1, 2003.

(11)
Confidential treatment has been requested with respect to portions of this document pursuant to Rule 406 of the Securities Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

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

Firstwave Technologies, Inc.

Date: April 29, 2003	By:	/s/ RICHARD T. BROCK Richard T. Brock President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 29, 2003	/s/ RICHARD T. BROCK Richard T. Brock President and Chief Executive Officer (Principal Executive Officer)
Date: April 29, 2003	/s/ DAVID R. SIMMONS David R. Simmons Chief Operating Officer
Date: April 29, 2003	/s/ JUDITH A. VITALE Judith A. Vitale Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 29, 2003	/s/ JAMES R. PORTER James R. Porter Chairman
Date: April 29, 2003	/s/ ROGER A. BABB Roger A. Babb Director
Date: April 29, 2003	/s/ JOHN F. KEANE John F. Keane Director
Date: April 29, 2003	/s/ ALAN I. ROTHENBERG Alan I. Rothenberg Director

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

Date: April 29, 2003
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

Date: April 29, 2003
/s/ JUDITH A. VITALE Judith A. Vitale

QuickLinks

PART I
  Item 1. Business
PART II
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