Form 10-Q
period 2003-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2003-05-14
CIK 897078

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

COMMISSION FILE NUMBER   0-21202

FIRSTWAVE TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

GEORGIA	58-1588291
(State of incorporation)	(IRS Employer Identification #)

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

YES       ☒   NO       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

YES       ☐   NO       ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of May 9, 2003

Common Stock, no par value	2,629,500 Shares

FIRSTWAVE® TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

	Dec 31, 2002	Mar 31, 2003
		(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,779	$3,557
Accounts receivable, less allowance for doubtful accounts of $88 and $388, respectively	2,406	3,698
Prepaid expenses and other assets	664	687
Total current assets	6,849	7,942

Property and equipment, net	738	708
Software development costs, net	2,041	2,812
Intangible assets	0	3,376
Goodwill	175	173
	$9,803	$15,011

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$909	$1,836
Deferred revenue	812	1,643
Accrued employee compensation and benefits	417	635
Dividends payable	42	41
Other accrued liabilities	802	593
Total current liabilities	2,982	4,748

Shareholders’ equity	6,821	10,263
	$9,803	$15,011

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	Mar 31, 2002	Mar 31, 2003

Net Revenues
Software	$728	$1,607
Services	2,875	2,140
Maintenance	448	529
Other	5	5
	4,056	4,281
Cost and Expenses
Cost of revenues
Software	323	290
Services	794	953
Maintenance	163	141
Other	5	5
Sales and marketing	780	1,101
Product development	100	239
General and administrative	863	783
	3,028	3,512

Operating income	1,028	769

Interest income	4	11
Income before income taxes	1,032	780
Income taxes	0	(1)
Net income	$1,032	$779

Dividends on preferred stock	(66)	(55)

Net income applicable to common shareholders	$966	$724

Basic:
Earnings per share	$0.46	$0.30
Weighted average shares	2,100	2,430

Diluted:
Earnings per share	$0.33	$0.24
Weighted average shares	3,108	3,299

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2003

					Add’l paid-in capital	Compre- hensive income	Accumulated Other comprehensive loss	Accumulated Deficit	Total
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950	$0	$(131)	$(18,493)	$6,821

Exercise of common stock options	15,579				59				59

Employee stock purchases	0

Shares issued for Connect Care acquisition	200,000	0			2,630				2,630

Conversion of Series C Preferred Stock to Common	83,333		(2,000)	(150)	150				0

Dividends								(55)	(55)

Comprehensive income:
Net income						779		779	779
Foreign currency translation adjustment						29	29		29
Accumulated comprehensive loss						808

Balance at March 31, 2003	2,627,625	$12	27,020	$2,333	$25,789		$(102)	$(17,769)	$10,263

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2002	March 31, 2003

Cash flows provided by operating activities	$682	$868

Cash flows from investing activities
Software development costs	(28)	(975)
Purchases of property and equipment	(57)	(54)
Acquisition of Connect-Care	0	(98)
Net cash used in investing activities	(85)	(1,127)

Cash flows from financing activities
Proceeds from issuance of common stock	0	59
Payment of dividends on preferred stock	(227)	(56)
Net cash provided by/(used in) financing activities	(227)	3

Foreign currency translation adjustment	40	34

Increase/(decrease) in cash and cash equivalents	410	(222)
Cash and cash equivalents, beginning of period	1,860	3,779
Cash and cash equivalents, end of period	$2,270	$3,557

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$1
Cash paid for interest	$0	$0

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

March 31, 2003

A.            Basis of Presentation

Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships.  The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix.  The Firstwave CRM Product Suite consists of the following four products:  Firstwave eCRM, Firstwave CRM 10, Firstwave CORE IDE and Firstwave for Technology. Both eCRM and CRM 10 are web-based applications, the former being built with COM+ technology and the latter with ..NET technology.  The CORE IDE is the toolset supporting CRM 10.  The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based.  In addition to the Firstwave CRM Product Suite, Firstwave also supports Takecontrol ®, a client-server based product and Firstwave for Unix.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K/A for the period ended December 31, 2002.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiaries, Connect-Care Inc. and Firstwave Technologies UK, Ltd.  All intercompany transactions and balances have been eliminated in consolidation.

B.            Accounting Policies

Concentration of credit risk and revenue

The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, whose customer, Electronic Data Services, Ltd, represented 72% of the Company’s total revenues for first quarter 2003 and 59% of the Company’s total Accounts Receivable outstanding at March 31, 2003.  If this customer decreases its purchasing of the Company’s software and services, revenues would significantly decrease if not replaced with other customer accounts

Revenue recognition

Revenue from software product sales is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable.  The Company accrues for estimated warranty costs at the time it recognizes license revenue.  Services revenue is recognized as services are performed.  Maintenance revenue is recognized ratably over the period of coverage.

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

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company’s products in specific geographic areas.  Under the terms of the Company’s international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit 50% to 60% of standard license fees and maintenance revenues they produce.  The Company recognizes international sales at the gross license amount, with the amount paid to the distributors reflected as a selling expense.  The Company’s international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue.  There were no revenues derived from international distributors during the first quarter of 2003.

Revenues from nonmonetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.  There were no nonmonetary exchanges during the first quarter of 2003.

Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company’s balance sheet, with revenue recognized as the services are performed and on a pro-rata basis for maintenance.

The Company provides an allowance for doubtful accounts based on management’s estimate of receivables that will be uncollectible.  The estimate is based on historical charge-off activity and current account status.

Software development costs

Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of FAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Capitalization of such costs begins only upon establishment of technological feasibility as defined in FAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product.  Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language.  In this case, as the version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version.  All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

The Company evaluates the realizability of unamortized capitalized software costs at each balance sheet date.  Software development costs which are capitalized are subsequently reported at the lower of unamortized cost or net realizable value. If the unamortized capitalized software cost exceeds the net realizable value of the asset, the amount would be written off accordingly.  The net realizable value of the capitalized software development costs is the estimated future gross revenues of the software product reduced by the estimated future costs of completing and disposing of that product. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than three years.  It is possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both could be reduced due to changing technologies.  The amortization of software development costs is presented as a cost of software revenue in the Company’s financial statements.

Stock-Based Compensation

Effective for 2002, the Company adopted FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, and it did not have a material impact on the consolidated financial statements.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and to elect the disclosure option of FAS 123, “Accounting for Stock-Based Compensation.”   Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure only provisions of FAS 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Quarter Ended March 31
	2002	2003
Net income as reported	$966	$724

Stock based employee compensation, net of related tax effects included in net income as reported	—	—

Stock based employee compensation, net of related tax effects under the fair value based method	11	129
Net income as adjusted	$955	$595

Earnings per share:
Basic - as reported	$.46	$.30
Basic - as adjusted	$.45	$.24

Diluted - as reported	$.33	$.24
Diluted - as adjusted	$.33	$.20

The variance in the compensation expense between first quarter 2002 compared to first quarter 2003 is primarily the result of options that were cancelled during the first quarter of 2002 related to a Stock Exchange Program.  On March 19, 2002 the Company completed a Stock Exchange Program that offered each of its directors and employees who held options under the Option Plan with an exercise price of greater than $10.00 the opportunity to surrender those options for cancellation in exchange for new options to be granted no sooner than six months and one day after cancellation.  The options cancelled in March 2002 under this program totaled 81,684. The Company granted 81,684 new options on September 20, 2002.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three months ended March 31, 2003 and March 31, 2002, as the Company established a full valuation allowance for its net deferred tax assets.

Basic and diluted net income per common share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period.  Stock options and convertible preferred stock are included in the diluted earnings per share calculation when they are not antidilutive.  Net income applicable to common shareholders includes a charge for dividends related to the Company’s outstanding preferred stock.

Shown below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	For Quarter Ended March 31, 2003
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Net income	779
Less: Preferred Stock Dividends	(55)

Basic EPS
Income available to common shareholders	724	2,430	$0.30

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	55	665
Stock Options		185
	55	869
Diluted EPS
Income available to common shareholders	779	3,299	$0.24

	For Quarter Ended March 31, 2002
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Net income	1,032
Less: Preferred Stock Dividends	(66)

Basic EPS
Income available to common shareholders	966	2,100	$0.46

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	66	943
Stock Options		46
	66	1,008
Diluted EPS
Income available to common shareholders	1,032	3,108	$0.33

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

C.            Borrowings

The Company has no outstanding long-term debt.

D.            Acquisition

On March 3, 2003, Firstwave Technologies, Inc. (“Firstwave”), a Georgia corporation, acquired Connect-Care, Inc. (“Connect-Care”), a Georgia corporation that provides customer relationship management (CRM) software solutions for software companies.  Connect-Care was acquired pursuant to a Merger Agreement dated March 3, 2003 (the “Merger Agreement”) by and among Firstwave, CC Subsidiary, Inc., a wholly-owned subsidiary of Firstwave (“Merger Sub”), Connect-Care, and certain shareholders of Connect-Care.  Pursuant to the Merger Agreement, Merger Sub merged with and into Connect-Care, and Connect-Care, which was the surviving corporation in the Merger, became a wholly-owned subsidiary of Firstwave, the results of Connect-Care’s operations have been included in the Company’s financial statements since March 3, 2003.

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

The $300,000 earn-out provision of the merger agreement with Connect-Care makes this payment contingent upon the attainment of certain total revenues, including license revenues and associated maintenance revenues that would be recognized according to SOP 97-2, during 2003 from March through December.  Such earn-out is contingent consideration based upon future financial performance.  Such revenue attainment is offset by any net accounts receivable shown as of February 28, 2003, not collected by December 31, 2003.  If the revenue targets are realized, the $300,000 will be paid in full.  If the revenue targets are partially realized, then the payout is payable ratably.  If the revenue target is met, the payout will be accounted for on Firstwave’s financial statements as an increase to the purchase price of the acquisition and an increase to intangible assets.

The Company is accounting for the $300,000 as contingent consideration in accordance with paragraphs 25 through 28 of SFAS 141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount for the contingency will be recorded in the Company’s financial statements until the contingency is resolved, or the consideration is issued or becomes issuable. The Company expects that, should any amount of contingent consideration be issuable, such amount would result in an additional element of the cost of acquiring Connect-Care.

An analysis of each material asset acquired and each material liability assumed from the acquisition of Connect-Care was completed to ensure accuracy of fair value.  All line items represented fair value because of each item’s short-term nature.  The Company evaluated each asset and liability and the timing in which assets would be received and liabilities would be settled and determined that these amounts represented their fair values.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$771,660
Property and Equip	$29,504
Intangible Assets	$3,376,061
Goodwill	$—
Total assets acquired	$4,177,225

Current liabilities	$(1,423,086)

Net assets acquired	$2,754,139

Of the $3,376,061 of acquired intangible assets, $300,000 was assigned as an estimated net realizable amount to the Connect-Care technology and $3,076,061 was assigned as an estimated value for customer relationships based on potential future revenues that may be derived from such customer relationships.  Both of these intangible assets will be evaluated for impairment in accordance with FAS No. 142 “Goodwill and Other Intangible Assets”.

Item 2.

FIRSTWAVE TECHNOLOGIES, INC.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.  This section contains forward-looking statements that reflect management’s expectations, estimates, and projections for future periods.  These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”.  Actual events and results may differ from the results anticipated by the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those items discussed under the caption “Certain Factors Affecting Forward-Looking Statements” presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

Overview

Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships.  The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix.  The Firstwave CRM Product Suite consists of the following four products:  Firstwave eCRM, Firstwave CRM 10, Firstwave CORE IDE and Firstwave for Technology. Both eCRM and CRM 10 are web-based applications, the former being built with COM+ technology and the latter with ..NET technology.  The CORE IDE is the toolset supporting CRM 10.  The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based.  In addition to the Firstwave CRM Product Suite, Firstwave also supports Takecontrol ®, a client-server based product and Firstwave for Unix.

Results of Operations

During the first quarter of 2003 we reported our sixth consecutive quarter of profitability. Total revenues increased 5.5% from $4,056,000 in the first quarter of 2002 to $4,281,000 in the first quarter of 2003. Software revenues increased 120.7% from $728,000 in the first quarter of 2002 to $1,607,000 in the first quarter of 2003 primarily due to a large software license contract related to our relationship with a leading global services company, Electronic Data Services, Ltd.  Our software revenues are significantly dependent upon the timing of closing of license agreements.  During the first quarter of 2003, we had a major concentration of software and services revenue derived from our relationship with Electronic Data Services, Ltd. which contributed 71.9% of our total revenue for the quarter.  If this party decreases its purchasing of our software and services, our revenues would significantly decrease if not replaced with other customer accounts.  We are aggressively pursuing strategies to transition our revenue stream away from dependency on a few large customers to a more diverse customer base.  Our recent acquisition of Connect-Care assists in diversifying our customer base.

Services revenues decreased 25.6% from $2,875,000 in the first quarter of 2002 to $2,140,000 in the first quarter of 2003. During the first quarter of 2002 we had a very large services engagement with Electronic Data Services, Ltd.  While we continued our services engagement with Electronic Data Services, Ltd during the first quarter of 2003, the scale of the services decreased compared to the services performed during first quarter 2002.  Our services revenues are subject to fluctuations based on variations of the length of and number of active service engagements in a given quarter.

Maintenance revenues increased 18.1% from $448,000 in the first quarter of 2002 to $529,000 in the first quarter of 2003.  The increase is due to additional revenues associated with the CRM product line and with the addition of maintenance revenues from the Connect-Care acquisition.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

Cost of software revenues decreased 10.2% from $323,000 in the first quarter of 2002 to $290,000 in the first quarter of 2003.  The decrease is primarily due to lower amortization of capitalized software as a result of previously capitalized versions of the software being fully amortized.  We expect the cost of software to increase during the remainder of 2003 as we begin to amortize the latest version of the product currently in development.  Cost of software revenues include amortization of capitalized software costs, costs of third party software, media costs, and documentation materials.  Amortization of capitalized software represented 70.5% of total cost of software revenue during the first quarter of 2003 compared to 99.3% during first quarter 2002.

Cost of revenues for services increased 20.0% from $794,000 in the first quarter of 2002 to $953,000 in the first quarter of 2003 primarily due to increases in payroll, outside consultants, and travel.  Cost of revenues for services as a percentage of services revenues increased from 27.6% in the first quarter of 2002 to 44.5% in the first quarter of 2003 due to higher personnel costs relative to services revenue.  Cost of revenues for maintenance decreased 13.5% from $163,000 in the first quarter of 2002 to $141,000 in the first quarter of 2003 primarily due to lower royalty costs consistent with decreased maintenance revenues generated by international distributors.

Sales and marketing expense increased 41.2% from $780,000 in the first quarter of 2002 to $1,101,000 in the first quarter of 2003 primarily as the result of increases in payroll costs, telemarketing services, and marketing materials.  During the remainder of 2003, we anticipate marketing expenses to remain at this level as we continue to engage in a full range of marketing programs focused on generating qualified leads and market awareness of our products.

The Company’s product innovation and development expenditures, which includes amounts capitalized, increased 848.4% from $128,000 in the first quarter of 2002 to $1,214,000 in the first quarter of 2003.  The increase is primarily related to increased payroll costs and increased use of outside development contractors related to the development of our latest version of the CRM product.  Software development costs capitalized during the three months ended March 31, 2002 and March 31, 2003 were $28,000 and $975,000 respectively.   We believe development expenditures will remain consistent for the next quarter until such time as we release the version currently in development.  Going forward, we will continue to improve and enhance the product; however, we anticipate the development expenditures will be lower during the second half of the year.

General and administrative expenses decreased 9.3% from $863,000 in the first quarter of 2002 to $783,000 in the first quarter of 2003.  During the first quarter of 2002 we had a large write off of a third party software asset related to a change in the technology used for our internal web-site development.  There was no corresponding write off in first quarter of 2003.

Dividends on preferred stock decreased 73.7% from $66,000 in the first quarter of 2002 to $55,000 in the first quarter of 2003 due to the conversion of Series C Convertible Preferred Stock into common stock during 2002 and the first quarter of 2003.

The above factors combined to result in a 25.1% decrease in net income available to common shareholders from a net income of $966,000 in the first quarter of 2002 to a net income of $724,000 in the first quarter of 2003, and a net income per basic and diluted share of $0.46 and $0.33 respectively for the first quarter of 2002 compared to a net income per basic and diluted share of $0.30 and $0.24 respectively, for the first quarter of 2003.  At March 31, 2002 the number of basic weighted average shares outstanding was 2,100,000 compared to 2,430,000 at March 31, 2003.  The increase in basic weighted average shares outstanding is primarily related to the conversion of Series C Convertible Preferred Shares into approximately 278,000 common shares.

Balance Sheet

Net accounts receivable increased 53.7% from $2,406,000 at December 31, 2002 to $3,698,000 at March 31, 2003 primarily due to outstanding receivables related to our large UK services engagement and the addition of account receivables related to the Connect-Care acquisition.  Property and equipment decreased 4.1% from $738,000 at December 31, 2002 to $708,000 at March 31, 2003, due to year to date depreciation offset by new asset purchases and the addition of Connect-Care fixed assets. Capitalized software increased 37.8% from $2,041,000 at December 31, 2002 to $2,812,000 at March 31, 2003 due to additional capitalization of $975,000 in development costs net of $204,000 in amortization.  Intangible assets were $3,376,000 at March 31, 2003 related to purchase accounting of the Connect-Care acquisition. Accounts payable increased 102% from $909,000 at December 31, 2002 to $1,836,000 at March 31, 2003 due to increased expenses during the quarter, the addition of Connect-Care accounts payables and the timing of vendor payments.  Deferred revenue increased 102.3% from $812,000 at December 31, 2002 to $1,643,000 at March 31, 2003 primarily due to the addition of Connect-Care deferred maintenance and professional services revenues.  Accrued employee compensation and benefits increased 52.3% from $417,000 at December 31, 2002 to $635,000 at March 31, 2003 primarily due to increased commissions payable consistent with increased software license revenue and the addition of Connect-Care accruals related to incentives, commissions, and vacation payable.  Other accrued liabilities decreased 26.1% from $802,000 at December 31, 2002 to $593,000 at March 31, 2003 primarily due to the timing of payment of accrued VAT in the UK.

Liquidity and Capital Resources

As of March 31, 2003, the balance of cash and cash equivalents was $3,557,000 compared to $3,779,000 at December 31, 2002.  We have no outstanding long-term debt.

During the year 2002, 71.9% of our total revenue was attributed to our relationship with Electronic Data Services Ltd, a leading global services company.  During the first quarter of 2003, this same relationship accounted for 71.9% of total revenues.  If this party decreases its purchasing of our software and services, our revenues and cash position would significantly decrease if not replaced with other customer accounts.

On July 30, 2002, Firstwave signed an agreement with Extreme Logic, a leading e-business solutions provider, to provide a .Net-based workflow and scripting engine and services to enhance our eCRM technology.  By licensing this proven technology, we feel the technology risk associated with new development is diminished, we gain a time-to-market advantage, and the cost to develop is less than building the technology in-house. The license fees paid to Extreme Logic were recorded as an asset on the Company’s balance sheet and are being depreciated over a three-year period.  The depreciation associated therewith is recorded as a Product Development expense.  The expense amount reflected on the Income Statement for 2002 was $87,500, and the amount expensed in first quarter 2003 was $43,750. Quarterly depreciation in the amount of $43,750 will continue through September 2005.

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

We have no material commitments for capital expenditures.  We do not believe that inflation has historically had a material effect on our Company’s results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposures of varying correlations and volatilities, including interest rate risk and foreign exchange rate risk.  Currently, the Company maintains its cash position primarily in money market funds and other bank accounts.  The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets.  Although a decrease in interest rates could reduce our interest income, at this time management does not believe a change in interest rates will materially affect the Company’s financial position or results of operations.

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

The Company manages the risk by monitoring on a regular basis the fluctuations in foreign currency exchange rates as they relate to our UK Subsidiary, and takes action if the foreign currency exchange rate would result in a material impact to the Company’s financial statements upon translation from the local currency, the British pound, to the US Dollar.  The action taken in these instances by the Company is to move the currency from the UK Subsidiary to the Company’s headquarters when doing so would be beneficial on the Company’s financial statements.  The Company does not engage in any hedging activities.  As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation.  A weaker US dollar would result in an increase to revenues and expenses upon consolidation, and a stronger US dollar would result in a decrease to revenues and expenses upon consolidation.

Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-Q, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.  There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable

Item 2.   Changes in Securities

On March 3, 2003, Firstwave acquired Connect-Care, Inc.  This acquisition was accomplished by Connect-Care merging with a subsidiary of Firstwave, with Connect-Care surviving the merger.  In connection with this acquisition and in consideration of the merger, Firstwave issued in the aggregate 200,000 shares of its no par value common stock to the shareholders of Connect-Care.  Firstwave relied upon the exemption set forth in Section 4(2) of the Securities Act for the issuances to the Connect-Care shareholders based upon the fact that the acquisition was privately negotiated with a small number of sophisticated purchasers who were familiar with the business and operations of Firstwave.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on form 8-K

a.   Exhibit 3(ii) Amended and Restated Bylaws of Firstwave Technologies, Inc. dated May 1, 2003.

Exhibit 99.1

b.   On March 4, 2003, Firstwave filed a Current Report on Form 8-K with respect to its acquisition of Connect-Care, Inc.

On March 7, 2003, Firstwave amended this Form 8-K, through the filing of a Form 8-K/A, in order to include the following financial statements of Connect-Care, Inc.:

(i)    Balance Sheet as of December 31, 2002;

(ii)   Statement of Operations for the year ended December 31, 2002;

(iii)  Statement of Changes in Members’ Deficit for the year ended December 31, 2002; and

(iv)  Statement of Cash Flows for the year ended December 31, 2002.

The following unaudited pro forma condensed consolidated financial statements of Firstwave and Connect-Care were also included in this 8-K/A:

(i)   Pro forma Condensed Consolidated Statement of Operations for the year ended December 31, 2002; and

(ii)  Pro forma Condensed Consolidated Balance Sheet as of December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE: May 9, 2003	/s/ Judith A. Vitale

Judith A. Vitale
Chief Financial Officer
(Principal Financial Officer)

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

Date: May 9, 2003

/s/ Richard T. Brock
Richard T. Brock

I, Judith A. Vitale, Chief Financial Officer of Firstwave Technologies, Inc., certify that:

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

Date: May 9, 2003

/s/ Judith A. Vitale
Judith A. Vitale