Form 10-K/A
period 2002-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2003-06-10
CIK 897078

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

        During 2002, a customer of our Firstwave UK operating subsidiary, Electronic Data Systems Ltd., a leading global services company, accounted for $10,362,000 or 71.9% of total revenue. Except for software license agreements and our services relationship with this customer we have no other relationship with them.

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

        Prior to the year ended December 31, 2001, we experienced negative cash flow from operations for several years and may experience negative cash flow from operations in the future. We require significant amounts of capital to fund our business operations and product development efforts. The rate at which our capital is utilized is affected by the operational, acquisition and developmental costs we incur and our ability to generate sales, services and maintenance revenues. For example, completing the integration of our recent acquisition of Connect-Care, as well as any future acquisitions we may pursue, may result in costs and expenditures of capital that exceed the cash flow from our operations which could adversely impact the results of our operations.

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

Decreases or delays in our target customers' information technology spending and other circumstances that result from poor economic conditions may harm our revenues; if general economic conditions remain stagnant or worsen, our revenues may be materially harmed.

        Some of our customers and prospective customers have indicated that they have reduced their budgets available for spending on outsourced technology applications or have delayed purchase decisions for information technology products like ours due, in part, to difficult economic conditions. If the economy remains stagnant, our customers may continue to delay or reduce their spending on CRM software and customization. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies' information technology budgets tend to be reduced. If that happens, our revenues could suffer and the price of our common stock may decline. Further, if economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

Our revenues have been highly dependent upon a limited number of customers; if these customers decrease or cease purchasing our software and services, our revenues would significantly decrease if we were unable to replace these customers.

        During 2002, Electronic Data Systems, Ltd., a leading global services company which is a customer of our Firstwave UK operating subsidiary, accounted for 71.9% of our total revenues, and the two largest customers of our UK operating subsidiary accounted in the aggregate for 80% of our total revenues. As of December 31, 2002, 2001 and 2000, these two clients represented 76%, 61% and 0% of our outstanding accounts receivable, respectively. Our sales teams have been tasked to increase our pipeline of prospective customers in order to allow us to decrease our dependency on these customers. Notwithstanding our plans to attempt to diversify our revenues and become less dependent upon these customers, however, our revenues are and may continue to be highly dependent upon the extent to which these customers continue to purchase our software and services. If these customers decrease or cease purchasing our software and services, our revenues would significantly decrease if we were not able to replace these customers with other substantial accounts or if we have not successfully diversified the sources of our revenues pursuant to our business strategies.

We have in the past and may in the future experience significant fluctuations in our operating results and rate of growth, and the price of our common stock may be adversely affected by these fluctuations.

        Our quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as:

  •
  the effect of past and future acquisitions,

  •
  the size and timing of significant orders,

  •
  the impact of estimates of our future operating results published by third parties,

  •
  the timing of revenue from software sales and professional services,

  •
  the timing of new product and service announcements,

  •
  changes in pricing policies by us and our competitors,

  •
  market acceptance of new and enhanced versions of our products,

  •
  the size and timing of significant orders,

  •
  changes in operating expenses,

  •
  changes in our strategy,

  •
  personnel changes,

  •
  the introduction of alternative technologies, and

  •
  general economic factors.

        We have limited or no control over many of these factors. For example, we believe our stock price has been adversely impacted when our results of operations failed to meet estimates for our financial performance published by independent third parties not engaged by us and without any guidance from us. Investors are cautioned that as a matter of policy we do not provide earnings projections or guidance to any financial analysts or other publishers of financial reports. If we change this policy, which we do not anticipate, we will make a public announcement regarding such change. Until such time, if any, you should not rely upon any such information, reports, statements, estimates or projections of financial analysts, publishers of financial reports or others as having been provided or endorsed by us. We expressly do not adopt or endorse, and expressly disclaim, any and all such independent third party information, reports, statements, estimates and projections.

        Our expense levels are based, in part, on our expectations as to future revenues. If revenue levels are below our expectations, we may be unable or unwilling to reduce expenses proportionately and our operating results are likely to be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all these factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock will likely be adversely affected.

The market for our CRM software and services is subject to rapid change stemming from customer requirements and changes in related technologies, including hardware, operating systems and telecommunications; if we fail to improve our products in response to these changes, our sales may decline.

        The market for our CRM software and services is subject to rapid change, including technological advances, changes in customer requirements and frequent new product introductions and enhancements. We have introduced our eCRM software in addition to our other established products to respond to some of these changes. Our future success depends upon our ability to enhance our current products and continue to develop and market new products that maintain technological leadership, address the increasingly sophisticated needs of customers and achieve broad market acceptance. In particular, we believe that we must continue to respond quickly to customer needs for additional functionality and to ongoing advances in hardware, operating systems and telecommunications. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements and changes in customer requirements could have a material adverse affect on our competitive position or render some of our products obsolete or less desirable than available alternatives.

        In addition to licensing new customers on our products, we anticipate that several Connect-Care customers will choose to upgrade their licenses. In this regard, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse affect on our results of operations and financial condition.

For our recent acquisition of Connect-Care to be a success, we must integrate Connect-Care with our business in several respects; if we do not, we may not benefit from the Connect-Care merger, and the value of your investment may decrease significantly.

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

We are currently attempting to register for resale a significant number of our shares issued to former Connect-Care shareholders; if they or other shareholders sell substantial amounts of common stock in the public market, the market price of our common stock could fall.

        In connection with the Connect-Care merger, we are registering for resale the 200,000 shares issued to Connect-Care shareholders, representing over 7.5% of our outstanding common stock. All of these shares, therefore, may be sold at or about the same time. If our shareholders sell substantial amounts of our common stock in the public market, the supply of our shares available may exceed the demand and the market price of our common stock could fall. In addition, the timing of sales of any significant number of shares might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

To grow our business, we plan to acquire additional companies, including by issuing shares of our stock, which may subject us to additional risks and may dilute your ownership.

        To carry out our growth strategies, we acquired Connect Care and we plan to acquire other businesses.    An inability to identify, acquire and integrate businesses, products or services that complement our business may negatively affect our ability to grow. We cannot guarantee that we will be able to identify and acquire suitable candidates on acceptable terms. We also cannot provide any assurance that we will be able to arrange adequate financing, complete any transaction or successfully integrate the acquired businesses. As in the case of the Connect Care merger, we may issue more shares of stock in future acquisitions or in financing transactions, which would dilute the ownership percentages of our existing shareholders. Acquisitions and stock offerings may also distract management and result in the incurrence of debt, expenses related to goodwill and other intangible assets and unforeseen liabilities, all of which could have a material adverse effect on our business and financial condition. In addition, we may not be able to successfully compete with other companies for acquisition candidates.

Our CRM software products, like most software products of a complex nature, may contain undetected errors; as a result, we could experience delays, additional expenses or lost revenues.

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

Like most providers of complex software, our most valuable asset is an intangible, intellectual property; protection of our proprietary rights can be difficult, complex and expensive; if we are unable to protect our proprietary rights, then our competitive position could be weakened, which may reduce our revenues.

        We derive a significant portion of our revenues from license, service and maintenance fees generated from our software. We do not have any patents on our software; rather we rely on a combination of trade secrets, copyright and trademark laws, non-disclosure and other contractual provisions and technical measures to protect our proprietary rights. We may be required to spend significant resources to monitor and police our proprietary rights. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Because it is not difficult to enter our industry, we expect increased competition from the introduction of superior products or by pricing pressure from competitors, all of which could harm our business.

        The market for our products is characterized by significant price competition, and we expect that we will face increasing pricing pressures from our current competitors. In addition, some of our competitors may have significant advantages including the ability to adapt quickly to new technologies and changes in customer demands, and substantially greater resources and market presence. For example, Microsoft Corporation launched its CRM product in late 2002 and may decide to pursue companies that we target as our customers, which could cause us to lose customers or fail to attract new customers for our products. Moreover, because there are low barriers to entry into the software market, we believe that competition will increase in the future. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of our competitors or that competitive pressures will not require us to reduce our prices. Any material reduction in the price of our products would negatively affect gross margins as a percentage of new revenue and would require us to increase software unit sales in order to maintain net revenues.

The terms of our preferred stock include preferences over our common stock and the issuance of additional shares of preferred stock may have a material adverse effect on the market value of our common stock.

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

We are reliant upon certain key personnel for expertise in the CRM software market and in the technical aspects of the CRM software product; the loss of such key personnel could affect our ability to successfully grow our business.

        We depend in large part upon the continued service of our executive officers and other key sales, engineering and technical staff with expertise in our industry and products. The loss of the services of our executive officers and other key personnel could harm our operations. None of our officers or key personnel are bound by an employment agreement, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

The market for CRM software like our products is still emerging, and we are uncertain as to its future; if the market for CRM software does not grow, our revenues may be reduced.

        The CRM software market is still emerging, and our success depends on its growth. If the market for CRM software does not grow as quickly or become as large as anticipated, our revenues may be reduced.. Our potential customers may:

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

Because our business involves the electronic transmission and storage of data, privacy and security concerns, particularly related to the use of our software on the internet, may limit the effectiveness of and reduce the demand for our products.

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

We have foreign exchange risk related to our wholly owned subsidiary located in Surrey, England, and fluctuations in exchange rates could affect our revenues.

        The results of operations of our wholly owned subsidiary located in Surrey, England are exposed to foreign exchange rate fluctuations as the financial results of the subsidiary are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.

Our stock price has been and may continue to be highly volatile.

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

2002	First	Second	Third	Fourth
High	$4.24	$12.44	$11.89	$15.92
Low	$1.35	$3.50	$4.97	$5.19

2001	First	Second	Third	Fourth
High	$7.87	$3.90	$3.30	$2.19
Low	$2.62	$1.20	$1.62	$0.71

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented elsewhere herein. This section contains forward-looking statements that reflect management's expectations, estimates, and projections for future periods. These statements may be identified by the use of forward-looking words such as "may", "will", "believe", "anticipate", "estimate", "expect", "projects", or "intends". Actual events and results may differ from the results anticipated by the forward- looking statements. Factors that might cause such differences include, but are not limited to, those items discussed below under the caption "Certain Factors Affecting Forward-Looking Statements" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Overview

        Firstwave is a global software innovator that provides strategic, web-based CRM solutions that automate and optimize the way companies win, maintain and grow customer relationships. Headquartered in Atlanta, Georgia, with an international office in Surrey, England, we streamline business processes and boost our customers' ability to obtain new customers and manage and service existing customers. Our products are based on revolutionary technologies that incorporate and complement Firstwave's legacy of CRM best practices. We currently support three product lines: a web-based CRM solution that is available in two versions -Firstwave eCRM based on COM+ technology and Firstwave CORE CRM which is based on.NET technology; a client-server solution, Takecontrol; and Firstwave for Unix.

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

        The strategies for transitioning our revenue stream include acquiring companies with customer bases bringing in recurring maintenance revenues and a potential for upgrade licenses and services revenues. The Connect-Care acquisition of March 4, 2003, is the first such acquisition made to help diversify our revenue stream. We are also focusing on vertical markets to increase the prospects in our pipeline with targeted companies for our software. Our vertical markets include software and manufacturing companies and sports associations in the United States, and manufacturing companies, governmental agencies, and sports associations in the United Kingdom. Another strategy we are pursuing to diversify our revenues is the recruitment of strategic alliances and resellers for leads and channel distribution of our software.

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

Cost of Revenue

        Costs of software revenues decreased 6.7% from $1,283,000 in 2001 to $1,197,000 in 2002 and, as a percentage of software revenue decreased from 106.8% in 2001 to 40.8% in 2002. The decrease of costs of software as a percentage of software revenue is primarily the result of consistent capitalized software amortization costs during 2002 and 2001, with significantly increased software revenues for 2002, which resulted in a decrease in the margin between costs and revenue. The cost of software revenue decreased 6.7% while software revenue increased 144%, which resulted in the cost being a lower percentage of revenue.Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation. Amortization of capitalized software represented 97.9% of total cost of software revenues during 2002, compared to 97.0% in 2001. For 2003, we anticipate amortization expense to remain the significant majority of cost of software as we continue to invest in our eCRM products, and we anticipate an increase in the percentage of cost of software as a percentage of software revenue as we begin to amortize additional software development costs upon release of new software versions currently in development.

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

Product Development Expense

        The Company's product innovation and development expenditures, which include amounts capitalized, increased 115.9% from $996,000 in 2001 to $2,150,000 in 2002, and increased as a percentage of total revenues from 11.7% in 2001 to 14.9% in 2002. Software development costs capitalized increased from $426,00 in 2001 to $1,451,000 in 2002. The increase is primarily related to increased payroll costs related to an increase in development personnel and increased used of outside consultants related to enhancements to the eCRM product line. Enhancements to our eCRM product line during 2002 include performance enhancements and extended functionality of the sales and marketing modules. In addition we began development on our.NET version of our CRM product in the fall of 2002 in partnership with Extreme Logic. We expect to continue further development enhancements for 2003 as additional improvements to the usability and functionality of the Firstwave CORE IDE and the CORE application modules continue.

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

        On July 30, 2002, Firstwave signed an agreement with Extreme Logic, Microsoft's Partner of the Year, to provide a.Net-based workflow and scripting engine and services to enhance our eCRM technology. By licensing this proven technology, we feel the technology risk associated with new development is diminished, we gain a time-to-market advantage, and the cost to develop is less than building the technology in-house. The Extreme Logic software is used in conjunction with the development of our .Net product.

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

        Software revenue increased 184% from $405,000 in the third quarter of 2002 to $1,150,000 in the fourth quarter of 2002. This increase in software revenue is attributable primarily to two large license agreements with our UK subsidiary. Total revenues increased 14.8% from $3,141,000 in the third quarter of 2002 to $3,606,000 in the fourth quarter of 2002 due to an increase of $745,000 in software revenues which were offset by a decrease of $280,000 in services revenues. Services revenues decreased 12.0% from $2,325,000 in the third quarter of 2002 to $2,045,000 in the fourth quarter of 2002. Our services revenues are subject to fluctuations based on variations of the length of and number of active service engagements in a given quarter.

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

        The Company manages the risk by monitoring on a regular basis the fluctuations in foreign currency exchange rates as they relate to our UK Subsidiary, and takes action if the foreign currency exchange rate would result in a material impact to the Company's financial statements upon translation from the local currency, the British pound, to the US Dollar. The action taken in these instances by the Company is to move the currency from the UK Subsidiary to the Company's headquarters when doing so would be beneficial on the Company's financial statements. The foreign currency that the Company transfers to the United States comes from the operations of the UK Subsidiary in the normal course of business. Since the UK Subsidiary has recognized the majority of the revenues generated by the Company, it also, therefore, has collected the majority of the payments for those revenues. After covering the expenses to operate the subsidiary, the Company has had an overage of currency in the UK. These transactions are not economic hedges of a net investment in the UK Subsidiary and are not intercompany transactions of a long-term nature. We are not aware of any significant tax consequences from such transfers. The predominant consequences that we monitor related to these transfers are exchange rate fluctuations.

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

Firstwave Technologies, Inc.
Notes to Financial Statements

1.     Description of Business and Summary of Significant Accounting Policies

        Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships. We streamline business processes and boost our customers' ability to obtain new customers and manage and service existing customers. Our products are based on revolutionary technologies that incorporate and complement Firstwave's legacy of CRM best practices. We currently support three product lines: a web-based CRM solution that is available in two versions -Firstwave eCRM based on COM+ technology and Firstwave CORE CRM™ which is based on.NET technology; a client-server solution, Takecontrol®; and Firstwave for Unix.

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

  Revenue recognition

        Revenue from software product sales is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. The Company accrues for estimated warranty costs at the time it recognizes revenue. Services revenue is recognized as services are performed. Our software product is able to function independently in a customer's environment without additional services. Our training, implementation, and customization services are optional services to our customers and are not necessary for the functioning of the software product. Maintenance revenue is recognized on a pro rata basis over the term of the maintenance agreements.

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

  Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investment securities and trade receivables. The Company invests in commercial paper and US Treasury Bills. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, which has two customers whose purchases represent 80% of the Company's total revenues for 2002 and whose Accounts Receivable balance at December 31, 2002 represented 75.6% of total Accounts Receivable outstanding at December 31, 2002. Electronic Data Systems Ltd., a leading global services company, accounted for $10,362,000 or 71.9% of total revenues and $459,000 or 19% of total Accounts Receivable at December 31, 2002.

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

  Basic and diluted net income/(loss) per common share

        Basic net income/(loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation had they not been antidilutive. Net income/(loss) applicable to common shareholders includes a charge for dividends related to the Company's outstanding preferred stock. Net income/(loss) applicable to common shareholders for 2001 includes a one-time non-cash charge of $416,675 incurred during the third quarter related to a beneficial conversion feature associated with the issuance by the Company of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into common stock of the Company pursuant to a formula that was based upon 75% of the average trading price of the Company's common stock over the twenty trading days prior to shareholder approval to establish this class of preferred stock. Because the conversion price determined by this formula was less than the trading price of the common stock on the commitment date, current accounting standards required the Company to determine the value of this beneficial conversion feature and to record that amount as a dividend on preferred stock, resulting in a charge to net income available to common shareholders. The total number of common shares included in the Company's computation of diluted income per share was 1,003,088 in 2002, and the number of common shares that would have been included in the Company's computation of diluted loss per share if they had been dilutive was 982,837 in 2001, and 212,496 in 2000. Weighted average options to purchase shares of common stock outstanding but not included in the computation of diluted EPS were 67,427 in 2002, 245,542 in 2001, and 197,208 in 2000. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Exercise Price
$. 95 - $4.05	120,931	8.74	$2.19	20,141	$1.72
$4.24 - $7.01	145,473	8.85	6.30	59,291	6.66
$7.31 - $16.50	90,194	8.12	10.35	29,866	10.76

$.95 - $16.50	356,598	8.63	5.93	109,298	6.87

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
10.27	Software License Agreement dated July 25, 2001, by and between Firstwave Technologies UK Limited and Electronic Data Systems Ltd.(10)
10.28	Software Development and License Agreement dated December 23, 2002, by and between The Football Association Limited and Firstwave Technologies UK Ltd.(10)(11)
10.29	Software License Agreement dated September 2, 2002, between The Football Association and Firstwave Technologies UK Limited.(10)
21.1	Subsidiaries of the Company.(9)
23.1	Consent of Independent Accountants.
23.2	Consent of Independent Accountants.

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

FIRSTWAVE TECHNOLOGIES, INC.
Date: June 6, 2003	By:	/s/ RICHARD T. BROCK Richard T. Brock Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 6, 2003	/s/ RICHARD T. BROCK Richard T. Brock Chief Executive Officer and Chairman (Principal Executive Officer)
Date: June 6, 2003	/s/ JUDITH A. VITALE Judith A. Vitale Chief Financial Officer (Principal Financial and Accounting Officer)

        I, Richard T. Brock, Chief Executive Officer of Firstwave Technologies, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K/A of Firstwave Technologies, Inc.;

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

Date:	June 6, 2003

/s/ RICHARD T. BROCK Richard T. Brock

        I, Judith A. Vitale, Chief Financial Officer of Firstwave Technologies, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K/A of Firstwave Technologies, Inc.;

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

Date:	June 6, 2003

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