Form 10-Q/A
period 2003-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2003-06-10
CIK 897078

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

FIRSTWAVE® TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

	Dec 31, 2002	Mar 31, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,779	$3,557
Accounts receivable, less allowance for doubtful accounts of $88 and $388, respectively	2,406	3,698
Prepaid expenses and other assets	664	687

Total current assets	6,849	7,942
Property and equipment, net	738	708
Software development costs, net	2,041	2,812
Intangible assets	0	3,376
Goodwill	175	173

	$9,803	$15,011

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$909	$1,836
Deferred revenue	812	1,643
Accrued employee compensation and benefits	417	635
Dividends payable	42	41
Other accrued liabilities	802	593

Total current liabilities	2,982	4,748
Shareholders' equity	6,821	10,263

	$9,803	$15,011

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

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2003

	Common Stock		Preferred Stock				Accumulated Other Comprehensive Loss
					Add'l Paid-in Capital	Compre- hensive Income		Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950	$0	$(131)	$(18,493)	$6,821
Exercise of common stock options	15,579				59				59
Employee stock purchases	0
Shares issued for Connect Care acquisition	200,000	0			2,630				2,630
Conversion of Series C Preferred Stock to Common	83,333		(2,000)	(150)	150				0
Dividends								(55)	(55)
Comprehensive income:
Net income						779		779	779
Foreign currency translation adjustment						29	29		29

Accumulated comprehensive loss						808

Balance at March 31, 2003	2,627,625	$12	27,020	$2,333	$25,789		$(102)	$(17,769)	$10,263

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

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

March 31, 2003

A.    Basis of Presentation

        Firstwave Technologies,Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships. The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix. The Firstwave CRM Product Suite consists of the following four products: Firstwave eCRM, Firstwave CRM 10, Firstwave CORE IDE and Firstwave for Technology. Both eCRM and CRM 10 are web-based applications, the former being built with COM+ technology and the latter with .NET technology. The CORE IDE is the toolset supporting CRM 10. The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based. In addition to the Firstwave CRM Product Suite, Firstwave also supports Takecontrol®, a client-server based product and Firstwave for Unix.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with the consolidated financial statements contained in the Company's Form 10-K/A for the period ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

        The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiaries, Connect-Care Inc. and Firstwave Technologies UK, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

B.    Accounting Policies

  Concentration of credit risk and revenue

        The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, whose customer, Electronic Data Services, Ltd, represented 72% of the Company's total revenues for first quarter 2003 and 59% of the Company's total Accounts Receivable outstanding at March 31, 2003. If this customer decreases its purchasing of the Company's software and services, revenues would significantly decrease if not replaced with other customer accounts

  Revenue recognition

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

        The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Quarter Ended March 31
	2002		2003
Net income as reported		$966		$724
Stock based employee compensation, net of related tax effects included in net income as reported		—		—
Stock based employee compensation, net of related tax effects under the fair value based method		11		129

Net income as adjusted		$955		$595

Earnings per share:
Basic—as reported		$.46		$.30

Basic—as adjusted		$.45		$.24

Diluted—as reported	$	..33	$	..24

Diluted—as adjusted		$.33		$.20

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

	For Quarter Ended March 31, 2003
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amount
Net income	779
Less: Preferred Stock Dividends	(55)

Basic EPS
Income available to common shareholders	724	2,430	$0.30
Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	55	665
Stock Options		185

	55	869
Diluted EPS
Income available to common shareholders	779	3,299	$0.24
	For Quarter Ended March 31, 2002
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amount
Net income	1,032
Less: Preferred Stock Dividends	(66)

Basic EPS
Income available to common shareholders	966	2,100	$0.46
Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	66	943
Stock Options		46

	66	1,008
Diluted EPS
Income available to common shareholders	1,032	3,108	$0.33

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

D.    Acquisition

        On March 3, 2003, Firstwave Technologies, Inc. ("Firstwave"), a Georgia corporation, acquired Connect-Care, Inc. ("Connect-Care"), a Georgia corporation that provides customer relationship management (CRM) software solutions for software companies. Connect-Care was acquired pursuant to a Merger Agreement dated March 3, 2003 (the "Merger Agreement") by and among Firstwave, CC Subsidiary, Inc., a wholly-owned subsidiary of Firstwave ("Merger Sub"), Connect-Care, and certain shareholders of Connect-Care. Pursuant to the Merger Agreement, Merger Sub merged with and into Connect-Care, and Connect-Care, which was the surviving corporation in the Merger, became a wholly-owned subsidiary of Firstwave, the results of Connect-Care's operations have been included in the Company's financial statements since March 3, 2003.

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

        The $300,000 earn-out provision of the merger agreement with Connect-Care makes this payment contingent upon the attainment of certain total revenues, including license revenues and associated maintenance revenues that would be recognized according to SOP 97-2, during 2003 from March through December. Such earn-out is contingent consideration based upon future financial performance. Such revenue attainment is offset by any net accounts receivable shown as of February 28, 2003, not collected by December 31, 2003. If the revenue targets are realized, the $300,000 will be paid in full. If the revenue targets are partially realized, then the payout is payable ratably. If the revenue target is met, the payout will be accounted for on Firstwave's financial statements as an increase to the purchase price of the acquisition and an increase to intangible assets.

        The Company is accounting for the $300,000 as contingent consideration in accordance with paragraphs 25 through 28 of SFAS 141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount for the contingency will be recorded in the Company's financial statements until the contingency is resolved, or the consideration is issued or becomes issuable. The Company expects that, should any amount of contingent consideration be issuable, such amount would result in an additional element of the cost of acquiring Connect-Care.

        An analysis of each material asset acquired and each material liability assumed from the acquisition of Connect-Care was completed to ensure accuracy of fair value. All line items represented fair value because of each item's short-term nature. The Company evaluated each asset and liability and the timing in which assets would be received and liabilities would be settled and determined that these amounts represented their fair values.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$771,660
Property and Equip	$29,504
Intangible Assets	$3,376,061
Goodwill	$—
Total assets acquired	$4,177,225
Current liabilities	$(1,423,086)
Net assets acquired	$2,754,139

        Of the $3,376,061 of acquired intangible assets, $300,000 was assigned as an estimated net realizable amount to the Connect-Care technology and $3,076,061 was assigned as an estimated value for customer relationships based on potential future revenues that may be derived from such customer relationships. Both of these intangible assets will be evaluated for impairment in accordance with FAS No. 142 "Goodwill and Other Intangible Assets".

        The following table summarizes the comprehensive purchase price, including net liabilities assumed and estimated costs to complete the acquisition.

Purchase price	$2,630,000	200,000 shares at $13.15
Net liabilities assumed	$621,922
Estimated cost of acquisition	$124,139
Comprehensive purchase price	$3,376,061

        These assets have been determined to be indefinite life intangible assets for which an amortization period and useful life has not yet been determined.

        The primary objective of the Connect-Care acquisition was to acquire the customer relationships of the customer base of Connect-Care and, to a lesser degree, to acquire utilization of Connect-Care technology. Accordingly, a significant portion of the purchase price has been allocated to these intangible assets. Of the $3,376,061 purchase price, $300,000 was assigned as an estimated net realizable amount to the indefinite life intangible asset Connect-Care technology and $3,076,061 was assigned as an estimated value to the indefinite life intangible asset Connect-Care customer relationships. The Connect-Care technology asset consists of the source code for the ConnectCare 7 version of the product. We believe we will continue to derive revenue from licensing this product to new customers. The customer relationship asset represents the existing customer base of Connect-Care which we believe will continue to contribute revenue from the purchase of additional licenses of the Connect-Care product, purchase of additional service engagements, and renewals of annual maintenance agreements. We also expect that some of the existing active customers or former customers may transition to the Firstwave eCRM product. Both of these assets are determined to have an indefinite life due to the expectation that they have the ability to generate revenue and cashflow for a period which has not yet been determined. Accordingly, they will be evaluated for impairment in accordance with FAS No. 142 "Goodwill and Other Intangible Assets". There are no legal, regulatory, or contractual provisions that would limit the useful lives of these two assets. We consider such matters as demand, competition, and economic factors in evaluating the point at which an indefinite life asset becomes a definite life asset, and consider these matters in performing impairment evaluations.

        The following presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1, 2002.

	Quarter Ending
	March 31, 2002	March 31, 2003
Revenues	$4,478	$4,628
Net income	$758	$357
Earnings Per Share
Basic	$0.33	$0.14
Diluted	$0.25	$0.12

Item 2.

FIRSTWAVE TECHNOLOGIES, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. This section contains forward-looking statements that reflect management's expectations, estimates, and projections for future periods. These statements may be identified by the use of forward-looking words such as "may", "will", "believe", "anticipate", "estimate", "expect", "projects", or "intends". Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed under the caption "Certain Factors Affecting Forward-Looking Statements" presented in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

Overview

        Firstwave Technologies,Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships. The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix. The Firstwave CRM Product Suite consists of the following four products: Firstwave eCRM, Firstwave CRM 10, Firstwave CORE IDE and Firstwave for Technology. Both eCRM and CRM 10 are web-based applications, the former being built with COM+ technology and the latter with .NET technology. The CORE IDE is the toolset supporting CRM 10. The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based. In addition to the Firstwave CRM Product Suite, Firstwave also supports Takecontrol®, a client-server based product and Firstwave for Unix.

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

        The Connect-Care acquisition brings a customer base to Firstwave with recurring maintenance revenues and the potential for software license upgrades and additional services engagements. The classification of revenues generated from Connect-Care's business are generally the same as for Firstwave. These revenues will be recognized in accordance with SOP 97-2 and in the same manner as previously recognized on Connect-Care's financial statements. In addition, the nature of the costs associated with these revenues is similar to the nature of Firstwave's costs of revenues (i.e., labor associated with performing the services and maintenance work) and we do not anticipate price increases. There are no materials or inventory to consider with respect to cost of revenues.

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

        The Company's product innovation and development expenditures, which includes amounts capitalized, increased 848.4% from $128,000 in the first quarter of 2002 to $1,214,000 in the first quarter of 2003. The increase is primarily related to increased payroll costs and increased use of outside development contractors related to the development of our latest version of the CRM product. Software development costs capitalized during the three months ended March 31, 2002 and March 31, 2003 were $28,000 and $975,000 respectively. We believe development expenditures will remain consistent for the next quarter until such time as we release the version currently in development. Going forward, we will continue to improve and enhance the product; however, we anticipate the development expenditures will be lower during the second half of the year.

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

        On July 30, 2002, Firstwave signed an agreement with Extreme Logic, a leading e-business solutions provider, to provide a.Net-based workflow and scripting engine and services to enhance our eCRM technology. By licensing this proven technology, we feel the technology risk associated with new development is diminished, we gain a time-to-market advantage, and the cost to develop is less than building the technology in-house. The license fees paid to Extreme Logic were recorded as an asset on the Company's balance sheet and are being depreciated over a three-year period. The depreciation associated therewith is recorded as a Product Development expense. The expense amount reflected on the Income Statement for 2002 was $87,500, and the amount expensed in first quarter 2003 was $43,750. Quarterly depreciation in the amount of $43,750 will continue through September 2005.

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

Item 4.    Controls and Procedures

        Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-Q, the Company's Chairman and Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the date of such evaluation in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

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

      (iii)
      Statement of Changes in Members' Deficit for the year ended December 31, 2002; and

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

        I, Richard T. Brock, Chief Executive Officer of Firstwave Technologies, Inc., certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of Firstwave Technologies, Inc.;

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

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: June 6, 2003

      /s/ RICHARD T. BROCK
      Richard T. Brock

        I, Judith A. Vitale, Chief Financial Officer of Firstwave Technologies, Inc., certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of Firstwave Technologies, Inc.;

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

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: June 6, 2003

      /s/ JUDITH A. VITALE
      Judith A. Vitale

QuickLinks

Index
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
FIRSTWAVE TECHNOLOGIES, INC. Consolidated Balance Sheet (in thousands)
FIRSTWAVE TECHNOLOGIES, INC. Consolidated Statement of Income (in thousands, except per share amounts) (unaudited)
FIRSTWAVE TECHNOLOGIES, INC. Consolidated Statement of Changes in Shareholders' Equity (In thousands, except share data) (unaudited) For the Three Months Ended March 31, 2003
FIRSTWAVE TECHNOLOGIES, INC. Consolidated Statement of Cash Flows (in thousands) (unaudited)
FIRSTWAVE TECHNOLOGIES, INC. Notes to Consolidated Financial Statements March 31, 2003
  Item 2.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on form 8-K
SIGNATURES