Form 10-Q/A
period 2003-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2003-07-14
CIK 897078

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

COMMISSION FILE NUMBER 0-21202

FIRSTWAVE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

GEORGIA (State of incorporation)	58-1588291 (IRS Employer Identification #)

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

FIRSTWAVE® TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

	Dec 31, 2002	Mar 31, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,779	$3,557
Accounts receivable, less allowance for doubtful accounts of $88 and $388, respectively	2,406	3,698
Prepaid expenses and other assets	664	687

Total current assets	6,849	7,942
Property and equipment, net	738	708
Software development costs, net	2,041	2,812
Intangible assets	0	1,200
Goodwill	175	2,349

	$9,803	$15,011

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$909	$1,836
Deferred revenue	812	1,643
Accrued employee compensation and benefits	417	635
Dividends payable	42	41
Other accrued liabilities	802	593

Total current liabilities	2,982	4,748
Shareholders' equity	6,821	10,263

	$9,803	$15,011

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

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders' Equity

(In thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2003

	Common Stock		Preferred Stock				Accumulated Other comprehensive loss
					Add'l paid-in capital	Comprehensive income		Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950	$0	$(131)	$(18,493)	$6,821
Exercise of common stock options	15,579				59				59
Employee stock purchases	0
Shares issued for Connect Care acquisition	200,000	0			2,630				2,630
Conversion of Series C Preferred Stock to Common	83,333		(2,000)	(150)	150				0
Dividends								(55)	(55)
Comprehensive income:
Net income						779		779	779
Foreign currency translation adjustment						29	29		29

Accumulated comprehensive loss						808

Balance at March 31, 2003	2,627,625	$12	27,020	$2,333	$25,789		$(102)	$(17,769)	$10,263

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

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

March 31, 2003

A.    Basis of Presentation

        Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships. The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix. The Firstwave CRM Product Suite consists of the following four products: Firstwave eCRM, Firstwave CRM 10, Firstwave CORE IDE and Firstwave for Technology. Both eCRM and CRM 10 are web-based applications, the former being built with COM+ technology and the latter with.NET technology. The CORE IDE is the toolset supporting CRM 10. The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based. In addition to the Firstwave CRM Product Suite, Firstwave also supports Takecontrol ®, a client-server based product and Firstwave for Unix.

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

	Quarter Ended March 31
	2002		2003
Net income as reported		$966		$724
Stock based employee compensation, net of related tax effects included in net income as reported		—		—
Stock based employee compensation, net of related tax effects under the fair value based method		11		129

Net income as adjusted		$955		$595

Earnings per share:
Basic—as reported		$.46		$.30

Basic—as adjusted		$.45		$.24

Diluted—as reported		$.33		$.24

Diluted—as adjusted	$	..33	$	..20

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

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$771,660
Property and Equip	$29,504
Intangible Assets	$1,200,000
Goodwill	$2,176,061
Total assets acquired	$4,177,225
Current liabilities	$(1,423,086)
Net assets acquired	$2,754,139

        Of the $3,376,061 of acquired intangible assets, $300,000 was assigned as an estimated net realizable amount to the Connect-Care technology, $900,000 was assigned as an estimated value for customer relationships based on potential future revenues that may be derived from such customer relationships and the remaining balance of $2,176,061 was assigned to Goodwill. Goodwill will be evaluated for impairment in accordance with FAS No. 142 "Goodwill and Other Intangible Assets".

        The following table summarizes the comprehensive purchase price, including net liabilities assumed and estimated costs to complete the acquisition.

Purchase price	$2,630,000	200,000 shares at $13.15
Net liabilities assumed	$621,922
Estimated cost of acquisition	$124,139

Comprehensive purchase price	$3,376,061

        The primary objective of the Connect-Care acquisition was to acquire the customer relationships of the customer base of Connect-Care and, to a lesser degree, to acquire utilization of Connect-Care technology. The Connect-Care technology asset consists of the source code for the ConnectCare 7 version of the product. We believe we will continue to derive revenue from licensing this product to new customers. The customer relationship asset represents the existing customer base of Connect-Care which we believe will continue to contribute revenue from the purchase of additional licenses of the Connect-Care product, purchase of additional service engagements, and renewals of annual maintenance agreements. We also expect that some of the existing active customers or former customers may transition to the Firstwave eCRM product. Accordingly, a significant portion of the purchase price has been allocated to these intangible assets. Of the $3,376,061 purchase price, $300,000 was assigned as an estimated net realizable amount to the intangible asset Connect-Care technology with an estimated useful life of three years, $900,000 was assigned as an estimated value to the intangible asset Connect-Care customer relationships with an estimated useful life of seven years, and $2,176,061 was assigned to Goodwill. There are no significant residual values in the intangible assets. The Company will begin amortization of the intangible assets effective April 1, 2003. Goodwill will be evaluated for impairment in accordance with FAS No. 142 "Goodwill and Other Intangible Assets".

        The following presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1, 2002.

	Quarter Ending
	March 31, 2002	March 31, 2003
Revenues	$4,478	$4,628
Net Income	$701	$300
Earnings per share
Basic	$0.30	$0.11
Diluted	$0.23	$0.10

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

Overview

        Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships. The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix. The Firstwave CRM Product Suite consists of the following four products: Firstwave eCRM, Firstwave CRM 10, Firstwave CORE IDE and Firstwave for Technology. Both eCRM and CRM 10 are web-based applications, the former being built with COM+ technology and the latter with.NET technology. The CORE IDE is the toolset supporting CRM 10. The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based. In addition to the Firstwave CRM Product Suite, Firstwave also supports Takecontrol ®, a client-server based product and Firstwave for Unix.

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

FIRSTWAVE TECHNOLOGIES, INC.
DATE: July 14, 2003	/s/ JUDITH A. VITALE Judith A. Vitale Chief Financial Officer (Principal Financial Officer)

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

        Date: July 14, 2003

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

Date: July 14, 2003

/s/ JUDITH A. VITALE Judith A. Vitale

QuickLinks

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