Form 10-Q
period 2003-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2003-08-14
CIK 897078

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

COMMISSION FILE NUMBER 0-21202

FIRSTWAVE TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Georgia	58-1588291
(State of incorporation)	(IRS Employer ID #)

2859 Paces Ferry Road, Suite 1000 Atlanta, GA 30339
(Address of principal executive offices)

770-431-1200
(Telephone number of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of August 13, 2003:

Common Stock, no par value                                        2,659,424 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Balance Sheet

(in thousands)

(unaudited)

	Dec 31, 2002	June 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$3,779	$3,388
Accounts receivable, less allowance for doubtful accounts of $88 and $384, respectively	2,406	2,156
Prepaid expenses and other assets	664	870
Total current assets	6,849	6,414

Property and equipment, net	738	642
Software development costs, net	2,041	3,172
Intangible assets	0	1,143
Goodwill	175	2,383
	$9,803	$13,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$909	$1,206
Deferred revenue	812	1,479
Accrued employee compensation and benefits	417	399
Dividends payable	42	41
Other accrued liabilities	802	264
Total current liabilities	2,982	3,389

Shareholders’ equity	6,821	10,365
	$9,803	$13,754

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

Net Revenues
Software	$651	$772	$1,379	$2,379
Services	2,540	1,517	5,415	3,657
Maintenance	403	690	851	1,219
Other	7	11	12	16
	3,601	2,990	7,657	7,271
Cost and Expenses
Cost of revenues
Software	324	189	647	479
Services	912	796	1,706	1,749
Maintenance	117	172	280	313
Other	7	11	12	16
Sales and marketing	864	976	1,644	2,077
Product development	167	267	267	506
General and administrative	300	438	1,163	1,221
	2,691	2,849	5,719	6,361

Operating income	910	141	1,938	910

Interest income	20	9	24	20
Income before income taxes	930	150	1,962	930
Income taxes	0	0	0	(1)
Net income	$930	$150	$1,962	$929

Dividends on preferred stock	(64)	(55)	(130)	(110)

Net income applicable to common shareholders	$866	$95	$1,832	$819

Basic:
Earnings per share	$0.41	$0.04	$0.87	$0.33
Weighted average shares	2,138	2,632	2,110	2,505

Diluted:
Earnings per share	$0.29	$0.04	$0.63	$0.28
Weighted average shares	3,172	3,460	3,130	3,354

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2003

					Add’l paid-in capital	Compre- hensive income	Accumulated Other compre- hensive loss	Accumulated Deficit	Total

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950	$0	$(131)	$(18,493)	$6,821

Exercise of common stock options	43,934				193				193

Shares issued for Connect Care acquisition	200,000				2,577				2,577

Conversion of Series C Preferred Stock to common stock	83,333		(2,000)	(150)	150				0

Dividends								(110)	(110)

Comprehensive income:
Net income						929		929	929
Foreign currency translation adjustment						(45)	(45)		(45)
Accumulated comprehensive income						884

Balance at June 30, 2003	2,655,980	$12	27,020	$2,333	$25,870		$(176)	$(17,674)	$10,365

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2002	June 30, 2003

Cash flows provided by operating activities	$3,484	$1,338

Cash flows from investing activities
Software development costs	(164)	(1,510)
Purchases of property and equipment	(93)	(74)
Acquisition of Connect-Care	0	(178)
Net cash used in investing activities	(257)	(1,762)

Cash flows from financing activities
Proceeds from issuance of common stock	2	193
Payment of dividends on preferred stock	(293)	(111)
Net cash provided by/(used in) financing activities	(291)	82

Foreign currency translation adjustment	(48)	(49)

Increase/(decrease) in cash and cash equivalents	2,888	(391)
Cash and cash equivalents, beginning of period	1,860	3,779
Cash and cash equivalents, end of period	$4,748	$3,388

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$1

Cash paid for interest	$0	$0

Supplemental schedule of noncash investing and financing activities:

The Company purchased all of the outstanding shares of common stock of Connect-Care, Inc. in exchange for 200,000 shares of Firstwave common stock.  In conjunction with the acquisition, Firstwave assumed liabilites of $624,244.

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2003

1.              Description of Business and Basis of Presentation

Description of the Company

Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships.  The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix.  The Firstwave CRM Product Suite consists of the following four products:  Firstwave eCRM, Firstwave CRM Version 10, Firstwave IDE and Firstwave for Technology. Both eCRM and CRM Version 10 are web-based applications, the former being built with COM+ technology and the latter with .NET technology.  The IDE is the toolset supporting CRM Version 10.  The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based.  In addition to the Firstwave CRM Product Suite, Firstwave also provides and supports Takecontrol ®, a client-server based product, and Firstwave for Unix.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K/A for the period ended December 31, 2002.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiaries, Connect-Care Inc. and Firstwave Technologies UK, Ltd.  All intercompany transactions and balances have been eliminated in consolidation.

2.              Use of estimates and Critical Accounting Policies

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

Critical Accounting Policies

The Company believes that the following accounting policies are critical to understanding the consolidated financial statements:

•                  Revenue Recognition

•                  Capitalization of Software Development Costs

•                  Intangible Assets

3.              Summary of Significant Accounting Policies

Revenue recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and related interpretations.

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

The Company has arrangements with customers that provide for the delivery of multiple elements, including software licenses and services. The Company allocates and recognizes revenue related to each of the multiple elements based on vendor specific objective evidence of the fair value of each element. Vendor specific objective evidence is based on standard pricing for each of the elements in our multiple element arrangements. Revenue associated with the various elements of multiple element arrangements is based on such vendor-specific objective evidence, because the price charged for each element is the same as when the element would be sold separately from any other element.  Pricing does not vary by customer, by duration, or by requirements of the arrangement.

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company’s products in specific geographic areas.  Under the terms of the Company’s international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit to the Company 50% to 60% of standard license fees and maintenance revenues they produce.  The Company recognizes international sales at the gross license amount, with the amount paid to the distributors reflected as a sales and marketing expense.  The Company’s international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue.  There were no revenues derived from independent international distributors during the first or second quarter of 2003.

Revenues from nonmonetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.  There were no nonmonetary exchanges during the first or second quarter of 2003.

Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company’s balance sheet, with revenue recognized as the services are performed and on a pro-rata basis for maintenance.

The Company provides an allowance for doubtful accounts based on management’s estimate of receivables that may become uncollectible.  The estimate is based on historical charge-off activity and current account status.

Software development costs

Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Capitalization of such costs begins only upon establishment of technological feasibility as defined in SFAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product.  Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language.  Since the version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version.  All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

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

Impairment of Intangible Assets

In accordance with SFAS No 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be in excess of the carrying value, the Company would record an impairment loss.

Concentration of credit risk and revenue

The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, whose customer, Electronic Data Services, Ltd, represented 72% of the Company’s total revenues for the first quarter of 2003 and 47% of the Company’s total revenues for the second quarter of 2003.  This customer also accounted for 59% and 42% of the Company’s total Accounts Receivable outstanding at March 31, 2003 and June 30, 2003, respectively.  If this customer decreases its purchasing of the Company’s software and services, revenues would significantly decrease if not replaced with other customer accounts.

Stock-Based Compensation

Effective for 2002, the Company adopted SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which did not have a material impact on the consolidated financial statements.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and to elect the disclosure option of SFAS 123, “Accounting for Stock-Based Compensation.”  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Net income as reported	$866	$95	$1,832	$819

Stock based employee compensation, net of related tax effects included in net income as reported	—	—	—	—

Stock based employee compensation, net of related tax effects under the fair value based method	70	148	81	277
Net income/(loss) as adjusted	$796	$(53)	$1,751	$542

Earnings/(loss) per share:
Basic - as reported	$.41	$.04	$.87	$.33
Basic - as adjusted	$.37	$(.02)	$.83	$.22

Diluted - as reported	$.29	$.04	$.63	$.28
Diluted - as adjusted	$.27	$.00	$.60	$.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for quarter ended June 30, 2002 and June 30, 2003, respectively; dividend yield of 0% for both quarters; expected volatility of 149% and 145%, and risk-free interest rate of 3.82% and 2.55%.  For the six month period  ended June 30, 2002 and June 30, 2003, respectively; the assumptions used were dividend yield of 0% for both years; average expected volatility of 149% and 146%, and average risk-free interest rate of 3.82% and 2.73%.

The increase in the compensation expense between second quarter 2002 compared to second quarter 2003 is primarily the result of an increase in the number of options outstanding and an increase in the number of options granted during second quarter 2003 compared to second quarter 2002 and the increase in option price related to the increase in market price of our stock during second quarter 2003 compared to second quarter 2002.  Options are issued at the market price of the Company’s common stock at the date of grant.  The year to date increase is the result of options that were cancelled during the first quarter of 2002 related to a Stock Exchange Program.  On March 19, 2002 the Company completed a Stock Exchange Program that offered each of its directors and employees who held options under the Option Plan with an exercise price of greater than $10.00 the opportunity to surrender those options for cancellation in exchange for new options to be granted no sooner than six months and one day after cancellation.  The options cancelled in March 2002 under this program totaled 81,684. The Company granted 81,684 new options on September 20, 2002.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three months ended June 30, 2003 and June 30, 2002, as the Company established a full valuation allowance for its net deferred tax assets.

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

	For Quarter Ended June 30, 2003			For Six Months Ended June 30, 2003
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Net income	150			929
Less: Preferred Stock Dividends	(55)			(110)

Basic EPS
Income available to common shareholders	95	2,632	$0.04	819	2,505	$0.33

Effect of Dilutive Securities
Warrants		19			19
Convertible Preferred Stock	55	665		110	665
Stock Options		144			165
	55	828		110	849
Diluted EPS
Income available to common shareholders	150	3,460	$0.04	929	3,354	$0.28

	For Quarter Ended June 30, 2002			For Six Months Ended June 30, 2002
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Net income	930			1,962
Less: Preferred Stock Dividends	(64)			(130)

Basic EPS
Income available to common shareholders	866	2,138	$0.41	1,832	2,110	$0.87

Effect of Dilutive Securities
Warrants		19			19
Convertible Preferred Stock	64	879		130	911
Stock Options		136			90
	64	1,034		130	1,020
Diluted EPS
Income available to common shareholders	930	3,172	$0.29	1,962	3,130	$0.63

Foreign currency translation

The financial statements of the Company’s international subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period.  Currency transaction gains or losses are included in the results of operations as general and administrative expenses in the Company’s financials statements.  Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in shareholders’ equity.

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

Segment reporting

Management believes that the Company has only a single segment consisting of software sales with related services and support.  The information presented in the consolidated statement of operations reflects the revenues and costs associated with this segment that management uses to make operating decisions and assess performance.

4.                                      Acquisition

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

The $300,000 earn-out provision of the merger agreement with Connect-Care makes this payment contingent upon the attainment of certain total revenues, including license revenues and associated maintenance revenues that would be recognized according to SOP 97-2, during 2003 from March through December.  Such earn-out is contingent consideration based upon future financial performance.  Such revenue attainment is offset by any net accounts receivable shown as of February 28, 2003, not collected by December 31, 2003.  If the revenue targets are realized, the $300,000 will be paid in full.  If the revenue targets are partially realized, then the payout is payable ratably.  If the revenue target is met, the payout will be accounted for on Firstwave’s financial statements as an increase to the purchase price of the acquisition and an increase to Goodwill.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$771,660
Property and Equip	$29,504
Intangible Assets	$1,200,000
Goodwill	$2,204,970
Total assets acquired	$4,206,134

Current liabilities	$(1,425,408)

Net assets acquired	$2,780,726

Of the $3,404,970 of acquired intangible assets, $300,000 was assigned as an estimated fair value of the Connect-Care technology, $900,000 was assigned as an estimated fair value for customer relationships based on potential future revenues that may be derived from such customer relationships and the remaining balance of $2,204,970 was assigned to Goodwill with an indefinite life.  We believe this Goodwill reflects such matters as (but not limited to) personnel that we obtained in the acquisition, new customer opportunities that we will have as a result of our involvement with the acquired customers, relationships we will develop through the acquisition, and expertise and name recognition we will receive through this acquisition. Goodwill will be evaluated periodically for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

During the second quarter of 2003 an additional $28,909 in costs of acquisition were recorded and an additional $2,322 of assumed liabilities were recorded related to the Connect-Care acquisition.

The following table summarizes the comprehensive purchase price, including net liabilities assumed and costs to date related to the acquisition.

Purchase Price	$2,630,000	200,000 shares at $13.15
Net liabilities assumed	$624,244
Cost of acquisition to date	$150,726
Comprehensive purchase price	$3,404,970

The primary objective of the Connect-Care acquisition was to acquire the customer relationships of the customer base of Connect-Care and, to a lesser degree, to acquire utilization of Connect-Care technology. The Connect-Care technology asset consists of the source code for the Connect-Care product.  We believe we will continue to derive revenue from licensing this product to new and existing customers.  The customer relationship asset represents the existing customer base of Connect-Care which we believe will continue to contribute revenue from the purchase of additional licenses of the Connect-Care product, purchase of additional service engagements, and renewals of annual maintenance agreements.  We also expect that some of the existing active customers or former customers may transition to the Firstwave eCRM product. Of the $3,404,970 purchase price, $300,000 was assigned as an estimated fair value to the intangible asset Connect-Care technology with an estimated useful life of three years, $900,000 was assigned as an estimated fair value to the intangible asset Connect-Care customer relationships with an estimated useful life of seven years, and $2,204,970 was assigned to Goodwill.  The weighted average amortization period for these intangible assets is six years. There are no significant residual values in the intangible assets.  The Company began amortization of the intangible assets effective April 1, 2003, recording $57,141 in amortization expense during the second quarter of 2003.  Goodwill will be evaluated for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  There was no change in the carrying amount of Goodwill during the second quarter of 2003.

The following table presents details of Acquired Intangible Assets:

	December 31, 2002		June 30, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Connect-Care Technology	—	—	300,000	25,000
Connect-Care Customer Relationships	—	—	900,000	32,141
Total	—	—	1,200,000	57,141

Aggregrate Amortization Expense
For the Six months ended June 30, 2003	57,141

Estimated Amortization Expense
For year ended December 31, 2003	171,429
For year ended December 31, 2004	228,571
For year ended December 31, 2005	228,571
For year ended December 31, 2006	153,571
For year ended December 31, 2007	128,571

The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1 of each year presented.

	Quarter Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

Revenues	$4,021	$2,990	$8,499	$7,618

Net Income	$583	$95	$1,284	$395

Earnings per share
Basic	$0.25	$0.04	$0.56	$0.15
Diluted	$0.19	$0.04	$0.43	$0.15

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

Overview

Firstwave Technologies, Inc. is a global software innovator that provides strategic, web-based customer relationship management (CRM) solutions that automate and optimize the way companies win, maintain and grow customer relationships.  The Firstwave product line consists of the Firstwave CRM Product Suite; Takecontrol® and Firstwave for Unix.  The Firstwave CRM Product Suite consists of the following four products:  Firstwave eCRM, Firstwave CRM Version 10, Firstwave IDE and Firstwave for Technology. Both eCRM and CRM Version 10 are web-based applications, the former being built with COM+ technology and the latter with .NET technology.  The IDE is the toolset supporting CRM Version 10.  The Firstwave for Technology products were acquired in the Connect-Care acquisition, and are client-server based.  In addition to the Firstwave CRM Product Suite, Firstwave also provides and supports Takecontrol ®, a client-server based product, and Firstwave for Unix.

Results of Operations

Total revenues decreased 17.0% from $3,601,000 in the second quarter of 2002 to $2,990,000 in the second quarter of 2003 primarily due to a decrease in services revenues. For the six month period ended June 30th, total revenues decreased 5.0% from $7,657,000 in 2002 to $7,271,000 in 2003.  Software revenues increased 18.6% from $651,000 in the second quarter of 2002 to $772,000 in the second quarter of 2003.  For the six month period ended June 30th, software revenues increased 72.5% from $1,379,000 in 2002 to $2,379,000 in 2003 primarily due to a large first quarter 2003 software license contract with Electronic Data Services, Ltd. Our software revenues are significantly dependent upon the timing of closing of license agreements and current quarterly results may not be indicative of future performance.

Services revenues decreased 40.3% from $2,540,000 in the second quarter of 2002 to $1,517,000 in the second quarter of 2003 and, for the six month period ended June 30th, decreased 32.5% from $5,415,000 in 2002 to $3,657,000 in 2003. During the first half of 2002 we had a significant services engagement with Electronic Data Services, Ltd.  While we continued our services engagement with Electronic Data Services, Ltd during the first half of 2003, the scale of the services decreased compared to the services performed during 2002.  Our services revenues are subject to fluctuations based on variations of the length of and number of active service engagements in a given quarter.

During the second quarter of 2003, we continued to have a concentration of revenue derived from our relationship with Electronic Data Services, Ltd.  This customer contributed 46.6% of our total revenue for the second quarter of 2003, compared to 71.9% of total revenue during the first quarter of 2003.  If this customer decreases its purchasing of our software and services, our revenues would significantly decrease if not replaced with other customer accounts.  We are pursuing strategies to continue to transition our revenue stream away from dependency on a few large customers to a more diverse customer base.  The acquisition of Connect-Care has assisted in diversifying our customer base.

Maintenance revenues increased 71.2% from $403,000 in the second quarter of 2002 to $690,000 in the second quarter of 2003 and, for the six month period ended June 30th, increased 43.2% from $851,000 in 2002 to $1,219,000 in 2003.  The increase is due to the addition of maintenance revenues from the Connect-Care acquisition and additional revenues associated with the CRM product line.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

The Connect-Care acquisition brings a customer base to Firstwave with recurring maintenance revenues and the potential for software license upgrades and additional services engagements.  These revenues will be recognized in accordance with SOP 97-2 and in the same manner as previously recognized on Connect-Care’s financial statements.  In addition, the nature of the costs associated with these revenues is similar to the nature of Firstwave’s costs of revenues (i.e., labor associated with performing the services and maintenance work), and we do not anticipate price increases.  There are no materials or inventory to consider with respect to cost of revenues.

Cost of software revenues decreased 41.7% from $324,000 in the second quarter of 2002 to $189,000 in the second quarter of 2003 and, for the six month period ended June 30th, decreased 26.0% from $647,000 in 2002 to $479,000 in 2003.  The decrease is primarily due to lower amortization of capitalized software as a result of previously capitalized versions of the software being fully amortized.  We expect the cost of software to increase during the remainder of 2003 as amortization expense increases as of July 1, 2003 due to the release of Firstwave CRM Version 10. Cost of software revenues include amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. Cost of software as a percentage of software revenue decreased from 49.8% in the second quarter of 2002 to 24.5% the second quarter of 2003 primarily due to the decrease in amortization of capitalized software expense detailed above in conjunction with an increase in software revenue resulting in an increase in the software revenue margin.

Cost of revenues for services decreased 12.7% from $912,000 in the second quarter of 2002 to $796,000 in the second quarter of 2003. This decrease is primarily due to decreases in outside consultants and travel expenses related to decreased services revenues. The cost of revenues for services as a percentage of services revenues increased from 35.9% in the second quarter of 2002 to 52.5% in the second quarter of 2003 primarily due to certain fixed personnel costs, which at lower revenue levels, result in a decrease in the services revenue margin.  For the six month period ended June 30th, cost of revenues for services increased 2.5% from $1,706,000 in 2002 to $1,749,000 in 2003 primarily due to increased payroll costs.

Cost of revenues for maintenance increased 47.0% from $117,000 in the second quarter of 2002 to $172,000 in the second quarter of 2003, and for the six month period ended June 30th, increased 11.8% from $280,000 in 2002 to $313,000 in 2003. The increase is primarily due to increased payroll costs related to the Connect-Care acquisition.  This increase is consistent with increased maintenance revenue.

Sales and marketing expense increased 13.0% from $864,000 in the second quarter of 2002 to $976,000 in the second quarter of 2003 and, for the six month period ended June 30th, increased 26.3% from $1,644,000 in 2002 to $2,077,000 in 2003.  The increases are the result of increases in payroll costs, telemarketing services, and public relations expenses.  During the remainder of 2003, we anticipate marketing expenses will remain at approximately this level as we continue to engage in a full range of marketing programs focused on generating qualified leads and market awareness of our products.

The Company’s product innovation and development expenditures, which includes amounts capitalized, increased 164.7% from $303,000 in the second quarter of 2002 to $802,000 in the second quarter of 2003.  For the six month period ended June 30th, product development expenditures increased 367.8% from $431,000 in 2002 to $2,016,000 in 2003. The increase is primarily related to increased payroll costs and increased use of outside development contractors related to the development of our latest version of the CRM product.  Software development costs capitalized during the three and six months ended June 30, 2002 were $136,000 and $164,000 respectively, and for the three and six months ended June 30, 2003 were $534,000 and $1,509,000 respectively.  We believe total product innovation and development expenditures will decrease somewhat from these levels for the remainder of the year, but if the Company pursues other development opportunities, these expenses could increase significantly.

General and administrative expenses increased 46.0% from $300,000 in the second quarter of 2002 to $438,000 in the second quarter of 2003 and, for the six month period ended June 30th, increased 5.0% from $1,163,000 in 2002 to $1,221,000 in 2003 primarily due to amortization of intangible assets and increased payroll and related costs.

Dividends on preferred stock decreased 14.1% from $64,000 in the second quarter of 2002 to $55,000 in the second quarter of 2003 due to the conversion of Series C Convertible Preferred Stock, held by an outside investor, into common stock during the second half of 2002 and the first quarter of 2003.

The above factors combined to result in a 89.0% decrease in net income available to common shareholders from a net income of $866,000 in the second quarter of 2002 to a net income of  $95,000 in the second quarter of 2003, and a net income per basic and diluted share of $0.41 and $0.29 respectively, for the second quarter of 2002 compared to a net income per basic and diluted share of  $0.04 and $0.04 respectively, for the second quarter of 2003.  At June 30, 2002 the number of basic weighted average shares outstanding were 2,138,000 compared to 2,632,000 at June 30, 2003.  The increase in basic weighted average shares outstanding is primarily related to the conversion of Series C Convertible Preferred Shares, held by an outside investor, into approximately 278,000 common shares and the issuance of 200,000 shares related to the Connect-Care acquisition.

Balance Sheet

Net accounts receivable decreased 10.4% from $2,406,000 at December 31, 2002 to $2,156,000 at June 30, 2003 primarily due to the collection of outstanding receivables related to a large UK license and services contract billed during December 2002, offset by the addition of receivables related to the Connect-Care acquisition. The allowance for doubtful accounts increased 336.4% from $88,000 at December 31, 2002 to $384,000 at June 30, 2003 primarily due to the Connect-Care acquisition.  At the date of acquisition, Connect-Care had a general reserve for bad debt of $66,534 and an additional reserve of $229,342 related to a customer dispute currently in arbitration.  The amount in arbitration is fully reserved due to the uncertainty of the recoverability of the receivable. Other assets increased 31.0% from $664,000 at December 31, 2002 to $870,000 at June 30, 2003 primarily due to an increase in prepaid expenses.  Property and equipment decreased 13.0% from $738,000 at December 31, 2002 to $642,000 at June 30, 2003, due to year to date depreciation offset by new asset purchases and the addition of Connect-Care fixed assets. Capitalized software increased 55.4% from $2,041,000 at December 31, 2002 to $3,172,000 at June 30, 2003 due to additional capitalization of $1,509,000 in development costs related to Firstwave CRM Version 10, net of $378,000 in year to date amortization expense.  Amortization expense will increase effective July 1, 2003, as we begin to amortize the capitalized costs associated with Firstwave CRM Version 10.  Intangible assets of $1,143,000 at June 30, 2003 relate to the $1,200,000 acquisition of Connect-Care technology and customer relationship intangibles, net of $57,000 in amortization expense. Goodwill increased 1,261.7% from $175,000 at December 31, 2002 to $2,383,000 at June 30, 2003 primarily due to the Connect-Care acquisition.  Accounts payable increased 32.7% from $909,000 at December 31, 2002 to $1,206,000 at June 30, 2003 due to payables acquired and costs incurred with the Connect-Care acquisition. Deferred revenue increased 82.1% from $812,000 at December 31, 2002 to $1,479,000 at June 30, 2003 primarily due to deferred maintenance and professional services revenues acquired in the Connect-Care acquisition.  Other accrued liabilities decreased 67.1% from $802,000 at December 31, 2002 to $264,000 at June 30, 2003 primarily due to a decrease of accrued VAT payable in the UK consistent with decreased revenue.

Liquidity and Capital Resources

As of June 30, 2003, the balance of cash and cash equivalents was $3,388,000 compared to $3,779,000 at December 31, 2002.

During the year 2002, 71.9% of our total revenue was attributed to our relationship with Electronic Data Services Ltd, a leading global services company.  During the first half of 2003, this same relationship accounted for 61.5% of total revenues.  If this party decreases its purchasing of our software and services, our revenues and cash position would significantly decrease if not replaced with other customer accounts.

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

Item 4.  Controls and Procedures

Based on their most recent evaluation, which was completed in consultation with management as of the end of the period covered by the filing of this Form 10-Q, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Not Applicable

Item 2.	Changes in Securities
Not Applicable

Item 3.	Defaults Upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 1, 2003, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

1. Votes cast for or withheld regarding the election of five (5) Directors for a term of one (1) year were as follows:

Name of Nominee	Votes For	Votes Withheld	Non-votes
Roger A. Babb	2,886,224	98,729	307,818
Richard T. Brock	2,886,224	98,729	307,818
Richard D. Jackson	2,886,224	98,729	307,818
John F. Keane	2,886,224	98,729	307,818
Alan I. Rothenberg	2,886,224	98,729	307,818

2.                    Votes cast for, against or abstained regarding an amendment of the Company’s 1993 Stock Option Plan to increase the number of shares reserved for future grants under the plan from 516,667 to 816,667.

Votes For	Votes Against	Abstain	Non-votes
1,307,324	171,498	9,557	1,804,392

Item 5.	Other Information
Not Applicable

Item 6.	Exhibits and Reports on Form 8-K
a. Exhibit 31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13-a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13-a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

b. Reports of Form 8-K filed during the quarter ended June 30, 2003:

Firstwave filed a Form 8-K/A on May 1, 2003, June 10, 2003 and July 14, 2003. These Form 8-K/A’s amended the 8-K filed on March 4, 2003, with respect to its acquisition of Connect-Care, Inc.

On May 12, 2003, Firstwave filed a current report on Form 8-K with the press release of April 22, 2003 reporting financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE:	August 13, 2003	/s/ Judith A. Vitale
Judith A. Vitale
Chief Financial Officer
(Principal Financial Officer)