Form 10-Q
period 2003-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 2003-11-14
CIK 897078

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

                    Outstanding as of November 12, 2003:

                    Common Stock, no par value         2,671,866 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended September 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Balance Sheet
(in thousands)
(unaudited)

	Dec 31, 2002	Sept 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$3,779	$2,834
Accounts receivable, less allowance for doubtful accounts of $88 and $386, respectively	2,406	1,570
Prepaid expenses and other assets	664	1,143

Total current assets	6,849	5,547
Property and equipment, net	738	570
Software development costs, net	2,041	3,012
Intangible assets	0	1,086
Goodwill	175	2,390

	$9,803	$12,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$909	$785
Deferred revenue	812	1,191
Accrued employee compensation and benefits	417	508
Borrowings	0	500
Dividends payable	42	41
Other accrued liabilities	802	394

Total current liabilities	2,982	3,419
Shareholders’ equity	6,821	9,186

	$9,803	$12,605

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended

	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003

Net Revenues
Software	$405	$640	$1,784	$3,019
Services	2,325	1,045	7,740	4,702
Maintenance	407	668	1,258	1,887
Other	4	16	16	32

	3,141	2,369	10,798	9,640

Cost and Expenses
Cost of revenues
Software	281	386	928	865
Services	759	786	2,465	2,535
Maintenance	118	181	398	494
Other	4	16	16	32
Sales and marketing	791	991	2,435	3,068
Product development	213	507	480	1,013
General and administrative	475	630	1,638	1,851

	2,641	3,497	8,360	9,858

Operating income/(loss)	500	(1,128)	2,438	(218)
Interest income	17	8	41	28

Income/(loss) before income taxes	517	(1,120)	2,479	(190)
Income taxes	0	0	0	(1)

Net income/(loss)	$517	$(1,120)	$2,479	$(191)

Dividends on preferred stock	(62)	(55)	(192)	(165)

Net income/(loss) applicable to common shareholders	$455	$(1,175)	$2,287	$(356)

Basic:
Earnings/(loss) per share	$0.21	$(0.44)	$1.07	$(0.14)

Weighted average shares	2,212	2,660	2,132	2,547

Diluted:
Earnings/(loss) per share	$0.16	$(0.44)	$0.79	$(0.14)

Weighted average shares	3,200	2,660	3,143	2,547

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2003

					Add’l paid-in capital	Compre- hensive loss	Accumulated Other compre- hensive loss	Accumulated Deficit	Total
	Common Stock		Preferred Stock

	Shares	Amount	Shares	Amount

Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950	$0	$(131)	$(18,493)	$6,821
Exercise of common stock options	55,580	1			231				232
Issuance of common stock	3,444				40				40
Shares issued for Connect Care acquisition	200,000				2,535				2,535
Conversion of Series C Preferred Stock to common stock	83,333		(2,000)	(150)	150				0
Dividends					(165)				(165)
Comprehensive loss:
Net loss						(191)		(191)	(191)
Foreign currency translation adjustment						(86)	(86)		(86)

Comprehensive loss						(277)

Balance at September 30, 2003	2,671,070	$13	27,020	$2,333	$25,741		$(217)	$(18,684)	$9,186

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended

	Sept 30, 2002	Sept 30, 2003

Cash flows provided by operating activities	$3,517	$616

Cash flows from investing activities
Software development costs	(581)	(1,722)
Purchases of property and equipment	(690)	(89)
Acquisition of Connect-Care	0	(225)

Net cash used in investing activities	(1,271)	(2,036)

Cash flows from financing activities
Proceeds from issuance of common stock	5	232
Proceeds from borrowings	0	500
Payment of dividends on preferred stock	(372)	(166)

Net cash provided by/(used in) financing activities	(367)	566

Foreign currency translation adjustment	(76)	(91)

Increase/(decrease) in cash and cash equivalents	1,803	(945)
Cash and cash equivalents, beginning of period	1,860	3,779

Cash and cash equivalents, end of period	$3,663	$2,834

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$1

Cash paid for interest	$0	$0

Supplemental schedule of noncash investing and financing activities:

The Company acquired Connect-Care, Inc. in a transaction whereby Connect Care merged into a subsidiary of the Company in exchange for 200,000 shares of Firstwave common stock.  At the time of the acquisition, Connect Care had liabilities of $624,244 which, by virtue of the merger, became liabilities of our new wholly-owned subsidiary,Connect-Care, Inc.

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

1.	Description of Business and Basis of Presentation

Description of the Company

Firstwave® Technologies, Inc. is a global provider of strategic, industry-focused, CRM software solutions that automate and optimize how companies win, maintain and grow customer relationships.  The Firstwave product line consists of the Firstwave CRM Product Suite, which provides focused solutions to the following four industries: software and technology, sports and entertainment, manufacturing and the public sector. The Firstwave CRM Product Suite includes Firstwave eCRM®, Firstwave IDE® and Firstwave for Technology. Firstwave eCRM is a web-based application, built with COM+ technology or .NET technology.  Firstwave IDE is the toolset supporting Firstwave eCRM.  In addition to the Firstwave CRM Product Suite, Firstwave also provides and supports Takecontrol®, a client-server based product, and Firstwave for UNIX®.

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

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiaries, Connect-Care, Inc. and Firstwave Technologies UK, Ltd.  All intercompany transactions and balances have been eliminated in consolidation.

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

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company’s products in specific geographic areas.  Under the terms of the Company’s international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit to the Company 50% to 60% of standard license fees and maintenance revenues they produce.  The Company recognizes international sales at the gross license amount, with the amount paid to the distributors reflected as a sales and marketing expense.  The Company’s international maintenance fees are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue.  There have been no revenues derived from independent international distributors during 2003.

Revenues from nonmonetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.  There have been no nonmonetary exchanges during 2003.

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

Concentration of credit risk and revenue

The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through Firstwave UK, whose customer, Electronic Data Services, Ltd, represented 72% of the Company’s total revenues for the first quarter of 2003, 47% of the Company’s total revenues for the second quarter of 2003, and 62% of the Company’s total revenues for the third quarter of 2003.  This customer also accounted for 59% of the Company’s total Accounts Receivable outstanding at March 31, 2003, 42% of the Company’s total Accounts Receivable outstanding at June 30, 2003, and 67% of the Company’s total Accounts Receivable outstanding at September 30, 2003.  If this customer decreases its purchasing of the Company’s software and services, revenues would significantly decrease if not replaced with other customer accounts.

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

The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards, (in thousands, except for per share data).

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,

	2002	2003	2002	2003

Net income/(loss) as reported	$455	$(1,175)	$2,287	$(356)
Stock based employee compensation, net of related tax effects included in net income as reported	—	—	—	—
Stock based employee compensation, net of related tax effects under the fair value based method	456	171	537	448

Net income/(loss) as adjusted	$(1)	$(1,346)	$1,750	$(804)

Earnings/(loss) per share:
Basic - as reported	$0.21	$(0.44)	$1.07	$(0.14)

Basic - as adjusted	(0.00)	$(0.51)	$0.82	$(0.32)

Diluted - as reported	$0.16	$(0.44)	$0.79	$(0.14)

Diluted - as adjusted	(0.00)	$(0.51)	$0.62	$(0.32)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the quarters ended September 30, 2002 and September 30, 2003, respectively; dividend yield of 0% for both quarters; expected volatility of 149% and 141%, and risk-free interest rate of 3.82% and 3.14%.  For the nine month periods ended September 30, 2002 and September 30, 2003, respectively, the assumptions used were dividend yield of 0% for both periods; average expected volatility of 149% and 144%, and average risk-free interest rate of 3.82% and 2.87%.

The decrease in the compensation expense from $456,000 in the third quarter of 2002 compared to $171,000 in the third quarter of 2003 is primarily due to options issued in the third quarter of 2002 related to a Stock Exchange Program.  On March 19, 2002 the Company completed a Stock Exchange Program that offered each of its directors and employees who held options under the Option Plan with an exercise price of greater than $10.00 the opportunity to surrender those options for cancellation in exchange for new options to be granted no sooner than six months and one day after cancellation.  The options cancelled in March 2002 under this program totaled 81,684. The Company granted 81,684 new options on September 20, 2002.  Options are issued at the market price of the Company’s common stock at the date of grant.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and nine month periods ended September 30, 2003 and September 30, 2002, as the Company established a full valuation allowance for its net deferred tax assets.

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

	For Quarter Ended Sept 30, 2003				For Nine Months Ended Sept 30, 2003

	Income (000’s) (Numerator)	Shares (000’s) (Denominator)		Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)		Per Share Amount

Net income/(loss)	(1,120)				(191)
Less: Preferred Stock Dividends	(55)				(165)

Basic EPS
Income available to common shareholders	(1,175)	2,660		$(0.44)	(356)	2,547		$(0.14)
Effect of Dilutive Securities
Warrants		19				19
Convertible Preferred Stock	55	665			165	665
Stock Options		61				132

	55 (1)	745	(1)		165 (1)	816	(1)
Diluted EPS
Income available to common shareholders	(1,175)	2,660		$(0.44)	(356)	2,547		$(0.14)
(1) Not included because anti-dilutive

	For Quarter Ended Sept 30, 2002			For Nine Months Ended Sept 30, 2002

	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount

Net income	517			2,479
Less: Preferred Stock Dividends	(62)			(192)

Basic EPS
Income available to common shareholders	455	2,212	$0.21	2,287	2,132	$1.07
Effect of Dilutive Securities
Warrants		19			19
Convertible Preferred Stock	62	831		192	884
Stock Options		138			108

	62	988		192	1,011
Diluted EPS
Income available to common shareholders	517	3,200	$0.16	2,479	3,143	$0.79

Foreign currency translation

The financial statements of the Company’s international subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period.  Currency transaction gains or losses are included in the results of operations as general and administrative expenses in the Company’s financial statements.  Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in shareholders’ equity.

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

4.	Borrowings

On July 29, 2003, the Company signed a “Revolving Facility” loan with RBC Centura whereby the Company may borrow up to $1,000,000.  The Company borrowed $500,000 against the line of credit effective September 30, 2003. The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at Borrower’s option.  The first $500,000 of the Revolving Facility is available on a non-formula basis. Once advances under the Revolving Facility exceed $500,000, any advances are based on a borrowing base of 75% of eligible accounts receivable and a certified borrowing base report. The loan is secured by the assets of the Company.  The Company must comply with certain financial covenants per the terms of the agreement.  As of September 30, 2003, the Company was in compliance with all required covenants.

5.	Acquisition

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$771,660
Property and Equipment	$29,504
Intangible Assets	$1,200,000
Goodwill	$2,209,762

Total assets acquired	$4,210,926

Current liabilities	$(1,425,408)

Net assets acquired	$2,785,518

Of the $3,409,762 of acquired intangible assets, $300,000 was assigned as an estimated fair value of the Connect-Care technology, $900,000 was assigned as an estimated fair value for customer relationships based on potential future revenues that may be derived from such customer relationships and the remaining balance of $2,209,762 was assigned to goodwill with an indefinite life.  We believe this goodwill reflects such matters as (but not limited to) personnel that we obtained in the acquisition, new customer opportunities that we will have as a result of our involvement with the acquired customers, relationships we will develop through the acquisition, and expertise and name recognition we will receive through this acquisition. Goodwill will be evaluated periodically for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

During the third quarter of 2003 an additional $4,792 in acquisition costs were recorded related to the Connect-Care acquisition.

The following table summarizes the comprehensive purchase price, including net liabilities assumed and costs to date related to the acquisition.

Purchase Price	$2,630,000	200,000 shares at $13.15
Net liabilities assumed	$624,244
Cost of acquisition to date	$155,518

Comprehensive purchase price	$3,409,762

The primary objective of the Connect-Care acquisition was to acquire the customer relationships of the customer base of Connect-Care and, to a lesser degree, to acquire utilization of Connect-Care technology. The Connect-Care technology asset consists of the source code for the Connect-Care product.  We believe we will continue to derive revenue from licensing this product to new and existing customers.  The customer relationship asset represents the existing customer base of Connect-Care which we believe will continue to contribute revenue from the purchase of additional licenses of the Connect-Care product, purchase of additional service engagements, and renewals of annual maintenance agreements.  We also expect that some of the existing active customers or former customers may transition to the Firstwave eCRM product. Of the $3,409,762 purchase price, $300,000 was assigned as an estimated fair value to the intangible asset Connect-Care technology with an estimated useful life of three years, $900,000 was assigned as an estimated fair value to the intangible asset Connect-Care customer relationships with an estimated useful life of seven years, and $2,209,762 was assigned to goodwill.  The weighted average amortization period for these intangible assets is six years. There are no significant residual values in the intangible assets.  The Company began amortization of the intangible assets effective April 1, 2003, recording $57,141 in amortization expense in both the second and third quarters of 2003.  Goodwill will be evaluated for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  There was no change in the carrying amount of goodwill during the third quarter of 2003.

The following table presents details of Acquired Intangible Assets:

	December 31, 2002		September 30, 2003

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets
Connect-Care Technology	—	—	300,000	50,000
Connect-Care Customer Relationships	—	—	900,000	64,282

Total	—	—	1,200,000	114,282

Aggregrate Amortization Expense
For the Nine months ended September 30, 2003	114,282
Estimated Amortization Expense
For year ended December 31, 2003	171,429
For year ended December 31, 2004	228,571
For year ended December 31, 2005	228,571
For year ended December 31, 2006	153,571
For year ended December 31, 2007	128,571

The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1 of each year presented, (in thousands, except per share data).

	Quarter Ended		Nine Months Ended

	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003

Revenues	$4,237	$2,369	$12,736	$9,987
Net Income	$538	$(1,175)	$1,822	$(780)
Earnings per share
Basic	$0.22	$(0.44)	$0.78	$(0.30)
Diluted	$0.18	$(0.44)	$0.60	$(0.30)

6.	Subsequent Events

During the third quarter of 2003, the Company continued work on a material services project which was required to be delivered by September 30, 2003. Because the Company did not meet that delivery date, it was required to deliver the project by October 31, 2003.  The Company did deliver the project on October 31, 2003, and the customer began acceptance testing.

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

Overview
Firstwave® Technologies, Inc. is a global provider of strategic, industry-focused, CRM software solutions that automate and optimize how companies win, maintain and grow customer relationships.  The Firstwave product line consists of the Firstwave CRM Product Suite, which provides focused solutions to the following four industries: software and technology, sports and entertainment, manufacturing and the public sector. The Firstwave CRM Product Suite includes Firstwave eCRM®, Firstwave IDE® and Firstwave for Technology. Firstwave eCRM is a web-based application, built with COM+ technology or .NET technology.  Firstwave IDE is the toolset supporting Firstwave eCRM.  In addition to the Firstwave CRM Product Suite, Firstwave also provides and supports Takecontrol®, a client-server based product, and Firstwave for UNIX®.

Results of Operations
Total revenues decreased 24.6% from $3,141,000 in the third quarter of 2002 to $2,369,000 in the third quarter of 2003 primarily due to a decrease in services revenues. For the nine month period ended September 30th, total revenues decreased 10.7% from $10,798,000 in 2002 to $9,640,000 in 2003.

Software revenues increased 58.0% from $405,000 in the third quarter of 2002 to $640,000 in the third quarter of 2003.  For the nine month period ended September 30th, software revenues increased 69.2% from $1,784,000 in 2002 to $3,019,000 in 2003.  These increases are primarily due to software license agreements entered into with Electronic Data Services, Ltd. during the first and third quarters of 2003.  Our software revenues are significantly dependent upon the timing of closing of license agreements and current quarterly results may not be indicative of future performance.

Services revenues decreased 55.1% from $2,325,000 in the third quarter of 2002 to $1,045,000 in the third quarter of 2003 and, for the nine month period ended September 30th, decreased 39.3% from $7,740,000 in 2002 to $4,702,000 in 2003.  During 2002 we had a significant services engagement with Electronic Data Services, Ltd.  While we continued our services engagement with Electronic Data Services, Ltd during 2003, the scale of the services decreased compared to 2002.  Our services revenues are subject to fluctuations based on variations of the length of and number of active service engagements in a given quarter.

During the third quarter of 2003, we continued to have a concentration of revenue derived from our relationship with Electronic Data Services, Ltd.  During 2003, this customer contributed 72% of our total revenue for the first quarter, 47% of total revenue during the second quarter, and 62% of total revenue during the third quarter.  If this customer decreases its purchasing of our software and services, our revenues would significantly decrease if not replaced with other customer accounts.  We are pursuing strategies to continue to transition our revenue stream away from dependency on a few large customers to a more diverse customer base.  The acquisition of Connect-Care has assisted in diversifying our customer base.

Maintenance revenues increased 64.1% from $407,000 in the third quarter of 2002 to $668,000 in the third quarter of 2003 and, for the nine month period ended September 30th, increased 50.0% from $1,258,000 in 2002 to $1,887,000 in 2003.  The increase is due to the addition of maintenance revenues from the Connect-Care acquisition and additional revenues associated with the CRM product line.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

The Connect-Care acquisition brought a customer base to Firstwave with recurring maintenance revenues and the potential for software license upgrades and additional services engagements.  These revenues will be recognized in accordance with SOP 97-2 and in the same manner as previously recognized on Connect-Care’s financial statements.  In addition, the nature of the costs associated with these revenues is similar to the nature of Firstwave’s costs of revenues (i.e., labor associated with performing the services and maintenance work), and we do not anticipate price increases.  There are no materials or inventory to consider with respect to cost of revenues.

Cost of software revenues increased 37.4% from $281,000 in the third quarter of 2002 to $386,000 in the third quarter of 2003 due to increased amortization expense related to the June 30, 2003 release of Firstwave CRM Version 10 and Firstwave IDE.  For the nine month period ended September 30th,cost of software revenues decreased 6.8% from $928,000 in 2002 to $865,000 in 2003.  The decrease is due to lower amortization expense related to full amortization of previous versions of our software, partially offset by higher amortization expense related to the most recent version of the software released on June 30, 2003.  Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. Cost of software as a percentage of software revenue decreased from 69.4% in the third quarter of 2002 to 60.3% the third quarter of 2003 primarily due to the decrease in amortization of capitalized software expense detailed above in conjunction with an increase in software revenue resulting in an increase in the software revenue margin.

Cost of revenues for services increased 3.6% from $759,000 in the third quarter of 2002 to $786,000 in the third quarter of 2003. This increase is primarily due to increases in payroll and payroll related costs associated with additional employees resulting from the Connect-Care acquisition, offset by decreases in costs for outside consultants and travel expenses consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues increased from 32.7% in the third quarter of 2002 to 75.2% in the third quarter of 2003 primarily due to certain fixed personnel costs, which at lower revenue levels result in a decrease in the services revenue margin.  For the nine month period ended September 30th, cost of revenues for services increased 2.8% from $2,465,000 in 2002 to $2,535,000 in 2003 primarily due to increased payroll costs.

Cost of revenues for maintenance increased 53.4% from $118,000 in the third quarter of 2002 to $181,000 in the third quarter of 2003, and for the nine month period ended September 30th, increased 24.1% from $398,000 in 2002 to $494,000 in 2003. The increase is primarily due to increased payroll costs related to the Connect-Care acquisition.  This increase is consistent with increased maintenance revenue.

Sales and marketing expense increased 25.3% from $791,000 in the third quarter of 2002 to $991,000 in the third quarter of 2003 and, for the nine month period ended September 30th, increased 26.0% from $2,435,000 in 2002 to $3,068,000 in 2003.  The increases are the result of increases in payroll costs, commission expenses and travel expenses.

The Company’s product innovation and development expenditures, which includes amounts capitalized, increased 14.3% from $630,000 in the third quarter of 2002 to $720,000 in the third quarter of 2003.  For the nine month period ended September 30th, product development expenditures increased 157.8% from $1,061,000 in 2002 to $2,735,000 in 2003. The increase is primarily related to increased payroll costs and fees associated with outside contractors related to the development of our latest version of the CRM product.  Software development costs capitalized during the three and nine months ended September 30, 2002 were $417,000 and $581,000 respectively, and for the three and nine months ended September  30, 2003 were $213,000 and $1,722,000 respectively.  We believe total product innovation and development expenditures will decrease somewhat from these levels for the remainder of the year, but if the Company pursues other development opportunities, these expenses could increase.

General and administrative expenses increased 32.6% from $475,000 in the third quarter of 2002 to $630,000 in the third quarter of 2003 and, for the nine month period ended September 30th, increased 13.0% from $1,638,000 in 2002 to $1,851,000 in 2003.  These increases were primarily due to amortization of intangible assets related to the Connect-Care acquisition and increased personnel resulting in increased payroll and payroll related costs.

Dividends on preferred stock decreased 11.3% from $62,000 in the third quarter of 2002 to $55,000 in the third quarter of 2003 due to the conversion of Series C Convertible Preferred Stock, held by an outside investor, into common stock during the second half of 2002 and the first quarter of 2003.

The above factors combined to result in a 358.2% decrease in net income available to common shareholders from a net income of $455,000 in the third quarter of 2002 to a net loss of  $1,175,000 in the third quarter of 2003, and a net income per basic and diluted share of $0.21 and $0.16 respectively, for the third quarter of 2002 compared to a net loss of $.044 per basic and diluted share for the third quarter of 2003.  At September 30, 2002 the number of basic weighted average shares outstanding were 2,212,000 compared to 2,660,000 at September 30, 2003.  The increase in basic weighted average shares outstanding is primarily related to the conversion of Series C Convertible Preferred Shares, held by an outside investor, into approximately 278,000 common shares and the issuance of 200,000 shares related to the Connect-Care acquisition.

Balance Sheet

Net accounts receivable decreased 34.8% from $2,406,000 at December 31, 2002 to $1,570,000 at September 30, 2003 primarily due to the collection of outstanding receivables related to a large license agreement and two large services agreements invoiced during December 2002, offset by the addition of current receivables related to customers obtained in the Connect-Care acquisition. The allowance for doubtful accounts increased 338.6% from $88,000 at December 31, 2002 to $386,000 at September 30, 2003 primarily due to the Connect-Care acquisition.  At the date of acquisition, Connect-Care had a general reserve for bad debt of $66,534 and an additional reserve of $229,342 related to a customer dispute in arbitration.  The amount in dispute was fully reserved due to the uncertainty of the recoverability of the receivable. Other assets increased 72.1% from $664,000 at December 31, 2002 to $1,143,000 at September 30, 2003 primarily due to an increase in prepaid expenses related to the deferral of costs associated with the material services project that has continued into the fourth quarter of 2003 and the prepayment of third party license royalties.   Property and equipment decreased 22.8% from $738,000 at December 31, 2002 to $570,000 at September 30, 2003, due to year-to-date depreciation offset by new asset purchases and the addition of Connect-Care fixed assets. Capitalized software increased 47.6% from $2,041,000 at December 31, 2002 to $3,012,000 at September 30, 2003 due to additional capitalization of $1,722,000 in development costs related to Firstwave CRM Version 10 and Firstwave IDE, less $751,000 in year-to-date amortization expense.  Intangible assets of $1,086,000 at September 30, 2003 relate to the $1,200,000 acquisition of Connect-Care technology and customer relationship intangibles, net of $114,000 in amortization expense. Goodwill increased 1265.7% from $175,000 at December 31, 2002 to $2,390,000 at September 30, 2003 due to the Connect-Care acquisition.  Accounts payable decreased 13.6% from $909,000 at December 31, 2002 to $785,000 at September 30, 2003 due to the decrease of payables related to outside consultants offset by current payables related to the Connect-Care acquisition. Deferred revenue increased 46.7% from $812,000 at December 31, 2002 to $1,191,000 at September 30, 2003 primarily due to deferred maintenance and professional services revenues acquired in the Connect-Care acquisition.  Accrued employee compensation increased 21.8% from $417,000 at December 31, 2002 to $508,000 at September 30, 2003 due to increased vacation and incentive compensation accruals related to the addition of employees from the Connect-Care acquisition. Borrowings at September 30, 2003 were $500,000 due to the initial draw on the Company’s Line of Credit with RBC Centura.  The Company had no borrowings at December 31, 2002.   Other accrued liabilities decreased 50.9% from $802,000 at December 31, 2002 to $394,000 at September 30, 2003 primarily due to a decrease of accrued VAT payable in the UK consistent with decreased revenue.

Liquidity and Capital Resources

As of September 30, 2003, the balance of cash and cash equivalents was $2,834,000 compared to $3,779,000 at December 31, 2002.

During the year 2002, 71.9% of our total revenue was attributed to our relationship with Electronic Data Services Ltd, a leading global services company.  During the first nine months of 2003, this same relationship accounted for 61.9% of total revenues.  If this party decreases its purchasing of our software and services, our revenues and cash position would significantly decrease if not replaced with other customer accounts.

On July 29, 2003, the Company signed a “Revolving Facility” loan with RBC Centura whereby the Company may borrow up to $1,000,000.  The Company borrowed $500,000 against the line of credit effective September 30, 2003. The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at Borrower’s option.  The first $500,000 of the Revolving Facility is available on a non-formula basis. Once advances under the Revolving Facility exceed $500,000, any advances are based on a borrowing base of 75% of eligible accounts receivable and a certified borrowing base report. The loan is secured by the assets of the Company.  The Company must comply with certain financial covenants per the terms of the agreement.  As of September 30, 2003, the Company was in compliance with all required covenants.

Our future capital requirements will depend on many factors, including our ability to obtain positive cash flows, market acceptance of our products, and the timing and extent of spending to support product development efforts and expansion of sales and marketing.  Our future capital needs will be highly dependent upon our ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty.   At the end of the third quarter of 2003, we implemented cost-cutting measures throughout the organization, which were structured so they should have little or no impact on our ability to deliver license revenues and maintain customer satisfaction. However, if we are unable to fund expenses from operations or obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on our business, financial condition, and ability to reduce losses or generate profits.

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

The Company has a variable interest rate on the current line of credit which bears interest at the London Interbank Offered Rate (“LIBOR”) plus 3.00%.  Due to the amount of the borrowings and the short term nature of the debt, we do not believe we have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could make it more costly to borrow money in the future and may impede our future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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

Item 4.  Controls and Procedures

Based on their most recent evaluation, which was completed in consultation with management as of the end of the period covered by the filing of this Form 10-Q, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
               Not Applicable

Item 2.    Changes in Securities
               Not Applicable

Item 3.    Defaults Upon Senior Securities
               Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
               Not Applicable

Item 5. Other Information
Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibit 31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

b.	Reports of Form 8-K filed during the quarter ended September 30, 2003:

Firstwave filed a Form 8-K/A on May 1, 2003, June 10, 2003 and July 14, 2003. These Forms 8-K/A’s amended the 8-K filed on March 4, 2003, with respect to its acquisition of Connect-Care, Inc.

On July 11, 2003, Firstwave filed a current report on Form 8-K with the press release of July 11, 2003 reporting preliminary financial results for the second quarter of 2003.

On July 29, 2003, Firstwave filed a current report on Form 8-K with the press release of July 29, 2003 reporting actual financial results for the second quarter of 2003.

Item 10. Exhibits – Material Contracts

10.30	Secured Loan Agreement in the amount of up to $1,000,000 dated July 29, 2003 by the Company in favor of RBC Centura.

10.31	Commercial Promissory Note in the amount of up to $1,000,000 dated July 29, 2003 by the Company in favor of RBC Centura.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE: November 12, 2003	/s/ Judith A. Vitale

Judith A. Vitale Chief Financial Officer (Principal Financial Officer)