Form 10-K
period 2003-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2004-03-30
CIK 897078

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to_________.

Commission File Number:  0-21202

Firstwave Technologies, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1588291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2859 Paces Ferry Road, Suite 1000, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 431-1200

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as quoted on the Nasdaq Small Cap Market on:   June 30, 2003:    $18,812,453

Number of shares of Common Stock outstanding as of March 23, 2004:  2,673,808

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 6, 2004 are incorporated by reference into Part III of this Report.

Firstwave Technologies, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2003

Part I

Item 1.  Business

Safe Harbor for Forward Looking Statements

Except for historical information contained herein, this section and other parts of this Form 10-K contain “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements can generally be identified by words such as” will”, “expect”, “intends”, “believes”, “anticipates”, “should” and words of similar meaning. Firstwave Technologies, Inc. (“Firstwave” or “the Company”) notes that the forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, such as potential fluctuations in quarterly results due to delays in purchase decisions and other adverse market conditions, whether the Company will be able to continue diversification of its revenues, competition and technological developments, the Company’s capital requirements and other liquidity concerns, the Company’s ability to continue to comply with NASDAQ listing requirements, and the size, timing, and contractual terms of orders, and also the risks and uncertainties discussed under the caption “Certain Factors Affecting Forward Looking Statements” in this Annual Report on Form 10-K. The information set forth herein is provided as of the date hereof.

General

Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave is a leading provider of Customer Relationship Management (CRM) solutions to mid-size and large-scale enterprises worldwide. Firstwave believes in the basics: Take care of your customers and your customers will take care of you. Our customer-first commitment goes far beyond service and support. Knowing our customers’ business is our business.

Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. We strive to provide our clients with effective CRM, robust technology and the highest standard of customer service.

A leader in Sports and High Tech CRM, Firstwave offers a suite of industry-focused solutions. Firstwave CRM solutions are designed to help companies keep current customers loyal, close more sales and capture more market share.  Our CRM solutions offer sales, marketing and customer service automation and project and product quality management.

Firstwave CRM is adaptive and scalable and easily integrates with existing systems. This allows for rapid deployment and, typically, a lower total cost of ownership.

In March 2003, Firstwave acquired Connect-Care, Inc., an Atlanta-based CRM company.  Connect-Care’s focus was on delivering a CRM solution for the high-tech industry.  The Connect-Care products and management team have become an integral part of Firstwave’s software solutions and infrastructure.

Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Sports, Firstwave Technology and TakeControl.

Firstwave CRM Solutions

Firstwave CRM

Firstwave provides enterprise-wide CRM software solutions specifically designed for the sports & entertainment and high-tech industries. By embracing a customer-focused business strategy, Firstwave’s CRM solutions help improve an organization’s efficiency enabling revenue growth, cost containment and customer retention.

Firstwave CRM handles the collaboration and interaction between workforce, customers and prospects. Through the use of Firstwave CRM, companies have the ability to increase revenue growth, customer retention and employee productivity.

Firstwave offers a variety of tools, applications and access options designed to enhance the customer experience across the entire enterprise. Firstwave CRM consists of the following modules:

Firstwave Analytics™ - Powerful customer analytics to drive customer strategy
First-Sales™ - Easily manage sales cycle for increased revenue and efficiency
First-Market™ - Comprehensive marketing campaign and content management
First-Support™ - Increase customer satisfaction, retention and loyalty
First-Survey™ - Keep a pulse on customer preferences through poll and survey management
First-Project™ - Streamline service delivery and project management
First-Quality™ - Close the customer feedback loop and quickly identify product issues
First-Web™ - Reduce customer support costs and improve communication through customized web portals

Firstwave Sports™

Designed specifically for today’s sports organizations, Firstwave Sports is a powerful CRM and ticketing integration software solution for national governing bodies, leagues, collegiate athletics, professional teams and sports promoters. From a single view of each individual participant, the Company believes that Firstwave Sports  promotes robust ticketing integration, fan loyalty and participant management solutions for today’s highly competitive sports marketplace.

Sport

Firstwave Sports is a robust database, organization and management solution that is designed to help organizations drive revenue, increase targeted marketing and market discovery, and reduce administration costs.  Additionally, Firstwave Sports is designed to allow organizations to improve day-to-day communication with members and participants of all levels.

Organizations use Firstwave Sports to optimize internal administration capabilities, automate competition scheduling and results posting, conduct online training and learning programs, and drive revenue through the use of its analytics.

Club

Whether the organization is a professional team, fan club, collegiate athletics program or league, Firstwave Sports is designed to integrate all participant touch points throughout an organization, while capturing valuable individual data. Firstwave Sports helps organizations to manage each participant and fan interaction for improved communication and results.

By capturing demographic data and purchasing history on members, fans and participants, Firstwave Sports provides an organization’s sponsors and advertisers with increased value and impact.

Event

Ticket sales, sponsors, logistics, venues, catering, teams and referees are among the details that must be managed to create a successful event. Firstwave Sports helps manage the burden of event administration activities while capturing valuable demographics about individual patrons for increased targeted cross-marketing and up-selling opportunities.

The Firstwave Sports solution encompasses league and event administration, venue management and competition scheduling, a comprehensive ticketing and database system, and a participant and fan management system. Additionally, via the web, event attendees can access results, line-ups, game details and venue information.

Firstwave Technology™

Firstwave Technology is an enterprise-wide CRM solution specifically designed for today’s fast-paced software and hardware company. Maintaining our customer-first commitment, Firstwave Technology gives high tech companies the tools to improve operational efficiency, maximize revenue and legacy investments, and increase customer satisfaction, loyalty and retention.

Firstwave Technology handles the collaboration and interaction between a company’s workforce, customers and prospects.

Firstwave’s CRM product suite is built on Microsoft technologies and includes support for multiple databases, including Oracle and Microsoft SQL.  In addition to offering support for multiple database technologies, Firstwave offers a plug-in based architecture allowing for a flexible approach to changing business logic and new data sources.  We remain dedicated to our existing customers and continue to pursue best-of-breed distributors on a global level while staying on the cutting edge of the world’s most current technologies, including database managers and operating systems.

TakeControl

The TakeControl suite consists of CRM systems designed to optimize sales, marketing and customer service operations through delivering highly functional solutions.

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

Providing value and enhancements to existing customers

We are committed to providing value to our existing customers through post-sales consulting, training, support services and product enhancements.  We seek to differentiate ourselves from our competitors not only through our industry-focused solutions, product features and technology, but also through an often overlooked yet critical business function – customer service.  High customer satisfaction is important to the success of Firstwave.

Leveraging strategic alliances

We market our CRM solutions through a combination of our direct sales channel and the efforts of our strategic alliance partners.  By leveraging the expertise of our strategic partners, we hope to focus on our core competency of providing innovative industry-based solutions.  Our goal is to select strategic partners who are strong providers of hardware, software, and consulting. In 2003, we forged partnerships with new companies, including Business Objects.

Professional Services

For nearly two decades, Firstwave has maintained its customer-first commitment, stemming from a basic customer service principle: Take care of your customers and your customers will take care of you. From this philosophy comes the Firstwave client services organization.

Firstwave client services is dedicated to gaining a comprehensive understanding of each customer and their values, business processes and critical business objectives. From this understanding, Firstwave client services enables clients to optimize their use of Firstwave CRM and services to achieve those objectives.

Firstwave client services is also committed to finding out how clients can use Firstwave products and services to enhance revenue opportunities and increase customer satisfaction. Firstwave client services provides value to Firstwave customers through ongoing support and maintenance programs.

The Firstwave client services organization is composed of four main components:

•	Client Relations
•	Professional Services (Consulting)
•	Technical Support
•	Firstwave University

Firstwave’s customer-first commitment goes beyond service and support - knowing our clients’ business is our business. In order to help our  customer achieve its goals, we focus on clearly understanding all the nuances of our customer’s business and providing a support system that compliments unique business requirements.

For our Firstwave customers, our Client Relations offers:

•	Management of subscription services and renewals
•	Efficient and reliable coordination between Firstwave departments
•	Net Satisfaction Index (NSI) Surveys
•	Customer advocacy
•	Customer-first commitment

Client Relations is the focal point for escalating concerns to all other Firstwave divisions. Part of the Client Relations mission is to try to ensure that our customers see tangible benefits from Firstwave subscription services like CustomCare, technical support and software maintenance. Firstwave Client Relations provides our customer’s organization with customer value reports and continuously seeks feedback to help instill confidence in our products, services, knowledge and experience.

Client Relations provides documented customer interface processes, reliable delivery of service and continuous improvement throughout the Company. Client Relations is committed to sustaining and improving our customer service performance through the use of best practices, NSI measurements and systematic analysis.

Firstwave professional services uses a flexible, requirements-driven, implementation methodology that scales from workgroup to enterprise environments. Proven through hundreds of implementation projects, our approach can accommodate an entire range of implementation options from “big-bang” to “pilot project” and “fast follower” rollouts. We offer an array of services that promote customer self-sufficiency and provide cost-effective utilization of consulting resources, for both new and existing customers.

Firstwave Professional Services include:

•	Planning Services - implementation planning, requirements gathering, consultation and call center/help desk process consulting
•	Design Services - web form design, application customization, custom report generation, First-Sync™ rules development, third party integration and data migration
•	Installation Services - deployment for web/application server, client/server application, database server and First-Sync™/database synchronization
•	Consulting Services - general consulting, project management, system audit and review

Firstwave offers a highly skilled team of support professionals to resolve any issues that may arise when using Firstwave CRM. We strive to provide top-notch customer service through clear and proven escalation paths, resolution procedures, tenured support staff and an extensive FAQ library.

Working closely with the development, quality assurance, professional services and client relations teams, Firstwave support is dedicated to keeping our clients CRM investment at peak performance. To compliment our telephone support services, we also provide access to our help desk via fax, e-mail and web.

We offer:

•	Phone and e-mail support
•	Live 5 x 11 assistance
•	Extended hours coverage for live assistance available upon request
•	Customer web resource
•	Media fulfillment
•	Application version control/management

Education and Training

Firstwave University offers in-depth training on all Firstwave products. These courses are designed for the users, administrators and developers of the Firstwave suite of applications. Firstwave University introduces best practices for using Firstwave CRM by applying best practices structured around the unique business needs of our customer’s organization.  Customers can maximize their investment in CRM, while benefiting all areas of the Company including marketing, sales, support and account management.

Customer service representatives, managers, systems administrators and others can attend classes designed and presented specifically to meet their needs. They can choose to take a complete training program for certification or a few specific courses for targeted improvement.

Firstwave University has a wide array of training and education courses to fit individual needs. Public classes are regularly scheduled in our Atlanta corporate training center and in our Surrey, England office. For our customers’ convenience, training can also be conducted on-site at their preferred location.  Firstwave customers can view the latest training center schedule and sign up for classes via our customer support portal, available at http://support. firstwave.net.   We charge customers for education and training services on a per-attendee basis with a minimum daily charge.  For classes conducted at customer sites, we charge a per-day rate for a set number of attendees.

Sources of Revenues, Pricing and Material Terms for Licensing Agreements

The first component of revenue is software revenues, which consists of license fees.  The Company’s CRM solutions are generally licensed on a per-user model, except for hosting services offered as an option for Firstwave Technology.  Customers generally pay a license fee for the software based upon the number of licensed users for the application as well as for the tool set.  Hosting allows organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities.  All license fees are fixed and determinable, whether under the per-user model or hosting model.

The second component of our revenue is services, which consist of professional consulting, technical services and training services.  Consulting and technical services are charged on an hourly basis and may be billed in advance or weekly, pursuant to customer work orders.  Training services are charged on a per-attendee basis with a minimum daily charge.  For classes conducted at customer sites, we charge a per-day rate for a set number of attendees.  Actual travel expenses are billed as incurred.  Hosting services are priced as a monthly or yearly fixed amount based upon the number of users and are recognized as services revenues ratably by month over the period of services.

The third component is maintenance revenues, which are derived from the provision of: (1) customer support in the form of customer services via communication channels, and (2) updates and enhancements of products and related documentation provided on a when and if available basis.  Customers are provided maintenance and support for an annual fee.  This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days’ written notice to the customer.

Customers

Firstwave’s customers operate in many industries, but we have a dedicated focus in the high-tech and sports marketplaces.   Our industry-focused solutions are developed specifically for the industries we target, taking into consideration their unique needs, revenue sources and customer demands.

During 2003, we continued to have a concentration of revenue derived from our relationship with Electronic Data Systems, Ltd., a leading global services company which is a customer of our Firstwave UK subsidiary.  The table shown below illustrates the percentage of total revenue EDS contributed each year shown.

	Year ended December 31,

	2003	2002	2001

EDS as % of total YTD revenue	55.2%	71.9%	37.2%

Except for software license agreements and our services and support relationship with this customer we have no other relationship with them.

We are pursuing strategies to continue to transition our revenue stream away from dependency on this one large customer to a more diverse customer base.  Although we anticipate future small projects with this customer, the Company’s software and services revenues will significantly decrease if not replaced with other customer accounts or if we have not successfully diversified the sources of our revenues pursuant to our business strategies. The acquisition of Connect-Care and the release of our Sports and Entertainment initiative have assisted in diversifying our customer base.

Sales and Marketing

In North America, we market and sell our Firstwave CRM solutions and services through direct sales and indirect channels.  International sales are accomplished by direct selling through our United Kingdom office and, to a lesser extent, indirectly through distributors in other countries.  The North American Sales department, overseen by a senior level sales executive, consists of Telesales Representatives (TR), Pre-Sales Engineers, and Account Executives (AE).  The TRs initiate contact with leads and qualify them using the telephone and the Internet as primary tools.  Qualified leads are turned over to AEs.  Our sales team conducts a face-to-face meeting, scopes the requirements of the potential customer with professional services, assists in providing a cost justification for the purchase and provides references before closing business.

Our marketing department is responsible for generating leads and promoting brand awareness and mind share among CRM industry professionals and companies within our target industries that are in need of a CRM solution. Primary marketing functions include web-based direct marketing, traditional direct marketing, advertising, public and analyst relations, vertical market research and development, search engaging optimization, tradeshows, speaking opportunities and other Internet-based marketing initiatives.  Additionally, the marketing department is responsible for product positioning and strategy, general product marketing activities, market research and competitive analysis and provides competitive customer and prospect input into our product development efforts.

Competition

Our competition comes from a multitude of software vendors, including existing CRM vendors, new web-based CRM vendors and ERP vendors who have penetrated the CRM industry through acquisitions or product development.

Our primary competitors in the United States are Peoplesoft, Epiphany, Onyx, Microsoft, UpShot, Pivotal, and SalesLogix while in the United Kingdom we frequently compete against Chordiant, Pega and Peoplesoft.  These companies offer comprehensive packages, which include marketing, sales, and service.  These companies also have integrated some Internet technology into their products and have customization capabilities within their product sets.  SAP, Oracle and Siebel Systems, due to their large international presence and market share, are also competitors at the enterprise level.  There are also hundreds of vendors addressing the needs evident in this industry, including specialists who provide cross-industry solutions and vertically focused solutions, such as for pharmaceuticals or finance.

We compete on product features and functionality specific to the industry we are competing in, flexibility, .NET technology, product intuitiveness, distributor strategies and value by placing an emphasis on customer and partner service and support.  Although we frequently compete favorably with respect to these factors, there can be no assurance that we will be able to achieve the innovation, product development and market share necessary to maintain competitive advantage.

Proprietary Rights and Licenses

We depend upon a combination of trade secrets, copyright and trademark laws, license agreements, non-disclosure and other contractual provisions with customers and employees to protect our proprietary rights in our products.  We also maintain confidentiality agreements with our employees.  Because Firstwave CRM allows customers to customize their applications without altering the source code, the source code for our products is neither licensed nor provided to customers, although we have contractually agreed in certain instances to have our source code held in escrow by a third party.  Notwithstanding these precautions, it may be possible for unauthorized persons to copy aspects of the products or to obtain information that we regard as proprietary.  There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Employees

As of March 1, 2004, the Company employed 65 persons, including 13 sales and marketing professionals, 26 service and support representatives, 13 administrative personnel and 13 persons involved in product innovation and development. We also employ contractors from time to time to meet the requirements of product deadlines and/or customer projects. We believe that the Company’s future growth and success will rely on our ability to retain and attract highly skilled and motivated personnel in all areas of our operations.

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

Negative cash flow and the difficulty of raising additional capital may adversely affect our operations and the price of our common stock.

With the exception of the years ended December 31,2001 and 2002, we have experienced negative cash flows and may experience negative cash flow in the future.  We require significant amounts of capital to fund our business operations and product development efforts.  The rate at which our capital is utilized is affected by the operational, acquisition and developmental costs we incur and our ability to generate sales, services and maintenance revenues.

If we are unable to generate sufficient cash from operations, we will evaluate alternative means of financing to meet our needs.  We cannot be certain that additional financing will be available on favorable terms if or when we require it, or if it will be available at all.  If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse affect on our business, financial condition and ability to reduce losses or generate profits.

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

In July 2003, the Company entered into a Revolving Credit facility with RBC Centura whereby the Company may borrow up to $1.0 million.  As part of the agreement, the Company made certain financial covenants, which it must continue to meet for the term of the facility.  In December 2003, the Company was not in compliance with these covenants and requested a waiver and a modification of the terms.  On March 1, 2004, RBC Centura granted the waiver and modified the terms of the covenants.  The Company cannot guarantee that it will not again fail to comply with the covenants.  In addition, if such failure occurs, the Company cannot guarantee that waivers will be obtained or that future modifications of these covenants may occur.  If the Company is unable to comply with the terms of the financial covenants, obtain a waiver from such covenants or modify the covenants, RBC Centura may demand immediate payment of amounts outstanding or take possession of the Company’s assets.

Our revenues have been highly dependent upon a limited number of customers; if these customers decrease or cease purchasing our software and services, our revenues would significantly decrease if we were unable to replace these customers.

During 2003, we continued to have a concentration of revenue derived from our relationship with Electronic Data Systems, Ltd., a leading global services company which is a customer of our Firstwave UK  subsidiary.  The table shown below illustrates the percentage of total revenue EDS contributed each year shown.

	Year ended December 31,

	2003	2002	2001

EDS as % of total YTD revenue	55.2%	71.9%	37.2%

We are pursuing strategies to continue to transition our revenue stream away from dependency on this one large customer to a more diverse customer base.  Although we anticipate future small projects with this customer, the Company’s software and services revenues will significantly decrease if not replaced with other customer accounts or if we have not successfully diversified the sources of our revenues pursuant to our business strategies.

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

Our expense levels are based, in part, on our expectations as to future revenues. If revenue levels are below our expectations, we may be unable or unwilling to reduce expenses proportionately and our operating results are likely to be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all these factors, it is likely that in some future quarter our operating results will be below the expectations of investors. In that event, the price of our common stock will likely be adversely affected.

We have foreign exchange risk related to our wholly owned subsidiary located in Surrey, England, and fluctuations in exchange rates could affect our revenues.

The results of operations of our wholly owned subsidiary located in Surrey, England are exposed to foreign exchange rate fluctuations as the financial results of the subsidiary are translated from the local currency into U.S. Dollars upon consolidation.  As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During 2003, the average foreign currency exchange rate increased 8% compared to exchange rates during 2002.  This rate increase accounted for approximately $598,000 in total revenue during 2003.  The average foreign currency exchange rate during 2002 increased 3% compared to exchange rates during 2001.  This rate increase accounted for an increase of revenue of approximately $215,000 during 2002.  The average foreign currency exchange rate during 2001 decreased 5% compared to exchange rates during 2000.  This rate decrease accounted for a decrease of revenue of approximately $158,000 in 2001.

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

Decreases or delays in our target customers’ information technology spending and other circumstances that result from poor economic conditions may harm our revenues; if general economic conditions do not improve or worsen, our revenues may be materially harmed.

Some of our customers and prospective customers have indicated that they have reduced their budgets available for spending on outsourced technology applications or have delayed purchase decisions for information technology products like ours due, in part, to difficult economic conditions.  If the economy does not improve or worsens our customers may continue to delay or reduce their spending on CRM software and customization. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies’ information technology budgets tend to be reduced. Accordingly, our revenues could suffer and the price of our common stock may decline and we may experience a material adverse impact on our business, operating results, and financial condition.

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

With the release of Firstwave Sports and any other new product release, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on our results of operations and financial condition.

To grow our business, we may acquire additional companies, including by issuing shares of our stock, which may subject us to additional risks and may dilute your ownership.

To initiate our growth strategies, we acquired Connect-Care, Inc. and we may acquire other businesses.  An inability to identify, acquire and integrate businesses, products or services that complement our business may negatively affect our ability to grow.  We cannot guarantee that we will be able to identify and acquire suitable candidates on acceptable terms.  We also cannot provide any assurance that we will be able to arrange adequate financing, complete additional transaction or successfully integrate the acquired businesses.  As in the case of the Connect-Care merger, we may issue shares of stock in future acquisitions or in financing transactions, which would dilute the ownership percentages of our existing shareholders.  Acquisitions and stock offerings may also distract management and result in the incurrence of debt, expenses related to goodwill and other intangible assets and unforeseen liabilities, all of which could have a material adverse effect on our business and financial condition.  In addition, we may not be able to successfully compete with other companies for acquisition candidates. In order for any acquisition to be successful, we would have to successfully and quickly integrate the new business with our business, including:

•	cross-market and sell our services and products to the new business’ customers;
•	minimize duplicative managerial, sales and marketing efforts and eliminate redundant costs of our operations; and
•	make the new business’ personnel operate together with our personnel in a cost-effective manner.

If we do not integrate our operations successfully, we may fail to achieve our business goals.  This would likely cause a slow-down in our growth rate that may result in a decrease in the value of your investment.

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

Software products as complex as those we offer may contain undetected errors.  We could experience delays or lost revenues during the period required to correct those errors. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in our software.  If our products are found to contain errors, the result to us could be:

•	a loss of or delay in market acceptance,
•	additional and unexpected expenses to fund further product development,
•	additional and unexpected expenses to add programming personnel to complete a development project,
•	loss of revenue because of the inability to sell the new product on a timely basis, and
•	loss of revenue due to adverse effect on our reputation,

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

Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by our shareholders.  At December 31, 2003 shares of outstanding preferred stock were as follows:

•	10,000 shares of Series A Convertible Preferred Stock
•	7,020 shares of Series B Convertible Preferred Stock
•	10,000 shares of Series C Convertible Preferred Stock

The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of Series A, Series B and Series C Convertible Preferred Stock and any other preferred stock that may be issued in the future. The issuance of the Series A, Series B and Series C Convertible Preferred Stock and any future issuances of other classes of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the Series A, Series B and Series C Convertible Preferred Stock have other rights, including economic rights, senior to the common stock and, as a result, the existence of our preferred stock may have a material adverse effect on the market value of our common stock. Any future issuances of other classes of preferred stock may have other rights, including economic rights, senior to the common stock, and as a result, the issuance of new preferred stock could have a material adverse effect on the market value of our common stock. We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing a change in control of our company. Some of these measures may be adopted without any further vote or action by our shareholders. We have no present plans to adopt any of those types of measures.

We are reliant upon certain key personnel for expertise in the CRM software market and in the technical aspects of the CRM software product; the loss of such key personnel could affect our ability to successfully grow our business.

We depend in large part upon the continued service of our executive officers and other key sales, engineering and technical staff with expertise in our industry and products. The loss of the services of our executive officers and other key personnel could harm our operations. Currently, none of our officers or key personnel are bound by an employment agreement, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

The market for CRM software has fluctuated over the past several years, and we are uncertain as to its future; if the market for CRM software does not grow, our revenues may be reduced.

The CRM software market is fluctuating, and our success depends on its growth. If the market for CRM software does not grow as quickly or become as large as anticipated, our revenues may be reduced.  Our potential customers may:

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

Item 2.  Properties.

As of December 31, 2003, the Company’s headquarters and principal operations were located in approximately 17,000 square feet of leased office space in metropolitan Atlanta, Georgia. This lease, which expires in October 2005, includes scheduled base rent increases over the life of the lease.  Our United Kingdom operation leases approximately 4,000 square feet of office space located in Surrey, England pursuant to a new lease that expires in December 2006, but may be terminated earlier by either party with six months’ notice. Although this amended UK lease has taken effect, documentation has not been finalized. The total amount of base rent is being charged to rent expense on the straight-line method over the term of both leases.

Item 3.  Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.  As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

In July of 2003, Firstwave filed a complaint with the Cobb County, Georgia Superior Court seeking the identity of the person or persons who accessed the Company’s website thousands of times in a short period, allegedly accessed information that they knew or should have known was material non-public information of the Company, and published such information on a message board and possibly traded stock of the Company on the basis of this material non-public information.  After discovery of the identity of the person, the Company dismissed the action and turned the matter over to the U.S. Securities and Exchange Commission for investigation.  The Company and its counsel have met with the enforcement division of the U.S. Securities and Exchange Commission and intend to cooperate fully in the investigation and prosecution of this individual.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters.

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “FSTW”. The following table sets forth, for the calendar quarters indicated, the high and low close prices of the Company’s common stock.

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$17.79	$20.41	$9.40	$6.89	High	$4.24	$12.44	$11.89	$15.92
Low	$10.23	$7.80	$6.61	$4.15	Low	$1.35	$3.50	$4.97	$5.19

As of December 31, 2003, there were approximately 71 shareholders of record and approximately 3,100 persons or entities that hold common stock in nominee name.  There were no common stock dividends declared during 2003 or 2002.  Pursuant to a merger agreement, on March 3, 2003 Firstwave issued 200,000 shares of common stock to the shareholders of Connect-Care, Inc. in exchange for all outstanding shares of Connect-Care stock.  These 200,000 shares, valued at $2,630,000, were registered effective July 25, 2003.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data about the Company for each of the last five fiscal years.  The information presented below has been derived from the Company’s audited financial statements.

	For the Year Ended December 31,
	(In thousands, except per share amounts)

	2003	2002	2001	2000	1999

Net revenues	$11,904	$14,404	$8,501	$9,503	$11,193
Income/(loss) before income taxes	(774)	3,025	(1,214)	(3,144)	(1,912)
Income tax (provision)/benefit	(1)	0	(6)	(2,852)	(40)
Net income/(loss)	(775)	3,025	(1,220)	(5,996)	(1,952)
Net income/(loss) applicable to common shareholders	(996)	2,773	(1,825)	(6,116)	(2,075)
Basic earnings/(loss) per share	(0.39)	1.29	(0.87)	(3.05)	(1.19)
Diluted earnings/(loss) per share	(0.39)	0.96	(0.87)	(3.05)	(1.19)
Total assets	11,807	9,803	6,016	9,307	12,023
Redeemable preferred stock	-	-	-	1,702	2,000
Basic weighted average shares outstanding	2,572	2,150	2,099	2,003	1,750
Diluted weighted average shares outstanding *	2,572	3,153	2,099	2,003	1,750

*Stock options and convertible preferred stock are not included in the diluted earnings per share if they are antidilutive

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere herein. This section contains forward-looking statements that reflect the Company’s management’s expectations, estimates, and projections for future periods.  These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”.  Actual events and results may differ from the results anticipated by the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those items discussed previously under the caption “Certain Factors Affecting Forward-Looking Statements” and the discussion below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

Firstwave is a leading provider of CRM solutions to mid-size and large-scale enterprises worldwide. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information.  As a provider of sports and high tech CRM, Firstwave offers a suite of industry-focused solutions.  Firstwave CRM is adaptive, scalable and easily integrates with existing systems.  Headquartered in Atlanta, Georgia, with an  office in Surrey, England, Firstwave supports several product lines:  Firstwave CRM (includes eCRM and v.10 products), Firstwave Sports, Firstwave Technology (Connect-Care) and TakeControl.

On March 3, 2003, Firstwave acquired Connect-Care, Inc. a provider of CRM software solutions for software companies. In exchange for all outstanding shares of Connect-Care stock, Firstwave issued 200,000 shares of Firstwave common stock, with a market value of $2,630,000, to the shareholders of Connect-Care and granted such shareholders certain registration rights.  The results of Connect-Care’s operations have been included in the Company’s financial statements since March 3, 2003.

The Company has recently announced agreements with three sports organizations, sports coach UK, ChampionsWorld LLC, and All England Lawn Tennis & Croquet Club (AELTC) for Wimbledon championships.  sports coach UK is the UK’s leading coaching authority and has selected Firstwave to provide its CRM and coaching management solution.  ChampionsWorld is a major U.S.-based sports promoter and chose Firstwave to provide a fan management solution and support to its event management needs.  The agreement with ChampionsWorld has a recurring revenue component under which Firstwave expects to receive revenue from tickets and fan memberships annually over the next four years.  AELTC intends to use Firstwave for its overall event administration.  The sports coach UK and ChampionsWorld agreements were signed in December 2003, and the agreement with AELTC was signed in 2004.  While we are unable to give any assurance that we will recognize substantial revenues in the future, we believe that the combination of these three agreements has the potential to allow us to generate significant revenue cumulatively over the next four years. Because we are not yet able to anticipate with any certainty the revenues that we may generate under these agreements, this Annual Report on Form 10K, including this Management’s Discussion section, does not include any projected revenues from these agreements.

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentages of our net revenues represented by each line item presented.  It also sets forth the percentage change in each line item presented from 2002 to 2003.  Certain percentage columns do not add to 100% due to rounding.

	Year Ended December 31,		Year Ended December 31,		% Change
(in thousands)	2003	% of revenue	2002	% of revenue	2002 to 2003

Revenues
Software	$3,820	32.1	$2,934	20.4	30.2
Services	5,423	45.6	9,785	67.9	(44.6)
Maintenance	2,608	21.9	1,654	11.5	57.7
Other	53	0.4	31	0.2	71.0

Net revenues	11,904	100.0	14,404	100.0	(17.4)

Costs and expenses
Cost of revenues
Software	1,239	10.4	1,197	8.3	3.5
Services	3,135	26.3	3,252	22.6	(3.6)
Maintenance	609	5.1	515	3.6	18.3
Other	53	0.4	31	0.2	71.0
Sales and marketing	3,970	33.4	3,481	24.2	14.0
Product development	1,349	11.3	699	4.9	93.0
General & administrative	2,348	19.7	2,257	15.7	4.0

Total operating cost and exp	12,703	106.7	11,432	79.4	11.1

Operating income/(loss)	(799)	(6.7)	2,972	20.6	(126.9)

Interest income,net	25	0.2	53	0.4	(52.8)

Income/(loss) before income taxes	$(774)	(6.5)	$3,025	21.0	(125.6)

In general, competition in the software industry has increasingly been characterized by shortening product cycles.  No assurance can be given that we will be immune to this trend.  If the product cycle for our systems proves to be shorter than management anticipates, our pricing structure and revenues could be impaired.  In addition, in order to remain competitive, we may be required to expend a greater percentage of our revenues on product innovation and development than has historically been the case.  In either case, our gross profit margins and results of operations could be materially adversely affected.  See “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1 of this Annual Report.

2003 Compared to 2002

Revenue

Total revenues, which includes software license fees, services, and maintenance, decreased 17.4% from $14,404,000 in 2002 to $11,904,000 in 2003 primarily due to a decrease in services revenues partially offset by increases in software revenues and maintenance revenues.  License fees, hourly rates for services and maintenance fees were not increased in 2003.  The increases in software revenues and maintenance revenues are attributable to increases in the volume of software licenses sold and maintenance performed. None of the increases in software revenues and maintenance revenues was attributed to increases in price.

Software revenues increased 30.2% from $2,934,000 in 2002 to $3,820,000 in 2003 as a result of increased sales of the Firstwave CRM products, including Firstwave Sports, our new Sports and Entertainment solution, and Firstwave Technology, the software offering available as a result of the Connect-Care acquisition.  Our software revenues are significantly dependent upon the timing of closing of license agreements, and current quarterly results may not be indicative of future performance.

Total revenues from international sources decreased from 87.7% of total revenues in 2002 to 68.0% in 2003 due to decreased services revenue from our UK subsidiary and increased total revenues from US operations.  Revenues from international software licenses increased 1.8% from $2,404,000 in 2002 to $2,447,000 in 2003, and increased as a percentage of total revenues from 16.7% in 2002 to 20.6% in 2003 due to increased software sales by our UK subsidiary and total lower revenues for the Company in 2003.  Revenues from Firstwave UK contributed all international revenues. No revenue was derived from international distributors during 2003, as compared to $78,000 in 2002. The decrease in revenue derived from international distributors is related to the decreased use of our Takecontrol product by international customers which, due to the age and life cycle of the product, was expected.  Revenues and associated costs from international distributors were immaterial to the Company’s overall financial statements as they represented none of the gross margin in 2003 and only 0.2% of the gross margin in 2002.  Although we have begun renewing our relationships with distributors in Europe and Australia and look forward to activity from these distributors, there has been limited activity thus far.  During 2004, we expect revenue derived from US sources to continue to increase and we expect a decrease in UK total revenues relative to 2003 levels due to the successful completion of the multi-year services project with Electronic Data Systems, Ltd.

Services revenues decreased 44.6% from $9,785,000 in 2002 to $5,423,000 in 2003.  The decrease in services revenues is primarily due to decreases in two large services engagements.  These two engagements represented 94% of our total services revenues for 2002.  While one of these projects continued into 2003, the scale of services decreased compared to 2002 representing 78% of total services revenues for 2003. The Company has successfully completed a multi-year services project, and the Company’s services revenues will significantly decrease if not replaced with other customer projects or if we do not successfully diversify the sources of our revenues pursuant to our business strategies. Our services revenues are subject to fluctuations based on variations of the length and number of active service engagements in a given quarter.

The strategies for transitioning our revenue stream away from dependence on a few large customers include acquisition of companies with customer bases bringing in recurring maintenance revenues and a potential for upgrade licenses and services revenues.  The Connect-Care acquisition of March 3, 2003 was the first such acquisition to help diversify our revenue stream.  We are also focusing on vertical markets to increase the prospects in our pipeline with targeted companies for our solutions.  Our vertical markets include high tech companies and sports associations.  During the fourth quarter of 2003, the first full quarter after its release, Champions World LLC and sportscoach UK were two organizations that licensed First Sports.  Another strategy we are pursuing to diversify our revenues is the recruitment of strategic alliances and resellers for leads and channel distribution of our software.

Maintenance revenues increased 57.7% from $1,654,000 in 2002 to $2,608,000 in 2003. The increase is due to the addition of maintenance revenue from the Connect-Care acquisition and additional maintenance revenues associated with additional software revenues from the CRM product line.  Maintenance revenues are the result of renewal agreements from previous software license agreements as well as new license agreements. During 2004, we expect maintenance revenues to increase slightly as we increase license revenues with our CRM products.

The results of operations of Firstwave Technologies UK Ltd are exposed to foreign currency exchange rate fluctuations as the financial results of the subsidiary are translated from the local currency into U.S. Dollars upon consolidation.  As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.  During 2003, the average foreign currency exchange rate increased 8% compared to exchange rates during 2002.  This rate increase accounted for approximately $598,000 in total revenue during 2003.  The average foreign currency exchange rate during 2002 increased 3% compared to exchange rates during 2001.  This rate increase accounted for an increase of revenue of approximately $215,000 during 2002.  The average foreign currency exchange rate during 2001 decreased 5% compared to exchange rates during 2000.  This rate decrease accounted for a decrease of revenue of approximately $158,000 in 2001.

Cost of Revenue

Costs of software revenues increased 3.5% from $1,197,000 in 2002 to $1,239,000 in 2003 and as a percentage of software revenue decreased from 40.8% in 2002 to 32.4% in 2003. The decrease of costs of software as a percentage of software revenue is primarily the result of  the relatively consistent amounts of capitalized software amortization costs of $1,110,000 during 2003 and $1,172,000 in 2002, with increased software revenues for 2003, resulting in an increase in the software revenue margin.  Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation.   Amortization of capitalized software represented 89.6% of total cost of software revenues during 2003, compared to 97.9% in 2002.  For 2004, we anticipate amortization expense to remain the significant majority of cost of software.

Costs of revenues for services decreased 3.6% from $3,252,000 in 2002 to $3,135,000 in 2003.  The decrease is a result of decreases in outside consultants and bundled travel associated with the decrease in services revenue. Costs of revenues for services as a percentage of services revenues increased from 33.2% in 2002 to 57.8% in 2003 primarily due to certain fixed personnel costs, which at lower revenue levels result in a decrease in the services revenue margin.

Costs of revenues for maintenance increased 18.3% from $515,000 in 2002 to $609,000 in 2003.  The increase is primarily due to increased payroll costs related to additional personnel from the Connect-Care acquisition.  This increase in costs is consistent with increased maintenance revenue.  Costs of revenues for maintenance as a percentage of maintenance revenues decreased from 31.1% in 2002 to 23.4% in 2003.

Sales and Marketing Expense

Sales and marketing expenses increased 14.0% from $3,481,000 in 2002 to $3,970,000 in 2003, and increased as a percentage of total revenues from 24.2% in 2002 to 33.4% in 2003.  The increase in expense is attributed to increases in payroll costs and telemarketing services. During 2004, we anticipate continued increases in sales and marketing expenses as we continue to implement marketing programs focused on creating awareness, generating qualified leads, and development of new marketing channels.  If the resulting projected revenues do not increase as quickly as expected, or at the rate we expect, we may experience an adverse impact on our business and operating results.

Product Development Expense

The Company’s product innovation and development expenditures which consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products, including amounts capitalized, increased 57.4% from $2,150,000 in 2002 to $3,384,000 in 2003, and increased as a percentage of total revenues from 14.9% in 2002 to 28.4% in 2003.  Software development costs capitalized increased from $1,451,000 in 2002 to $2,035,000 in 2003.  The increase is primarily related to increased payroll costs related to an increase in development personnel and fees associated with outside contractors related to the development of our latest version of the CRM product including the new sports and entertainment offering, Firstwave Sports.

In 2003, Firstwave continued its development efforts on both its tools and its CRM products.  In the fall of 2002, Firstwave contracted with Extreme Logic for services to assist our development efforts.  Such partnership continued through June of 2003. Central to this effort is the Firstwave IDE.  The Firstwave IDE is an application code generation tool that can be used to generate Microsoft .Net applications using a non-programming paradigm.  This product will continue to be enhanced and extended as part of the 2004 development effort.

As part of the effort related to the CRM product line, the latest generation, Firstwave CRM 10 was released in June of 2003.  Firstwave Sports was launched in October of 2003.  This product provides CRM functionality to the sports and entertainment marketplace.  Development for the CRM and sports and entertainment products will continue into 2004.

The Firstwave Analytics product is the outcome of both internal and external development by Firstwave.  Based on an Original Equipment Manufacturer (OEM) agreement between Firstwave and Business Objects, Firstwave Analytics will provide both CRM and sports and entertainment customers a reporting and analytic environment.

General and Administrative Expense

General and administrative expenses increased 4.0% from $2,257,000 in 2002 to $2,348,000 in 2003 primarily due to amortization of intangible assets related to the Connect-Care acquisition and increases in employee benefits, insurance, and professional fees, offset by a favorable change in the foreign currency translation rate during the year.

Net Interest Income

Net interest income decreased 52.8% from $53,000 in 2002 to $25,000 in 2003.  While the Company had no interest expense in 2002, the interest expense for 2003 is related to the Company’s $1,000,000 line of credit with RBC Centura. The Company had borrowings of $500,000 against the line of credit at December 31, 2003, and year to date interest related to the line of credit totaled approximately $6,600.

Income Tax Expense

Income tax expense was $1,000 in 2003 related to withholding tax on an international cash receipt compared to no income tax expense in 2002.  In 2002, income tax expense generated from net income was completely offset by the utilization of net operating loss carryforwards as opposed to the current year’s net loss.  As of December 31, 2003 the Company had a US net operating loss carryforward of approximately $22,000,000, which expires in years 2009 through 2018, and approximately $2,900,000 in foreign net operating loss carryforwards.  A valuation allowance has been created for all deferred tax assets as of 2003 and 2002, respectively.

2002 Compared to 2001

Revenue

Total revenues increased 69.4% from $8,501,000 in 2001 to $14,404,000 in 2002 primarily due to increases in software license and services revenues.  Software revenue increased 144.3% from $1,201,000 in 2001 to $2,934,000 in 2002 as a result of increased sales of the Firstwave CRM product.  Our software revenues are significantly dependent upon the timing of closing of license agreements.

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

Services revenues increased 112.2% from $4,611,000 in 2001 to $9,785,000 in 2002.  The increase in services revenue was primarily due to two large services engagements.  Both of these engagements, handled by our UK subsidiary, represented 94% of our total services revenues for 2002.

The increases in license and services revenues from 2001 to 2002 were attributable to increases in the volume of software licenses sold and services performed.  During 2002, we did not increase our price per licensed software user, or our hourly rate for professional services.  These volume increases in software and services revenues were primarily due to revenues generated through our UK subsidiary and our partnership with a leading global services company.

Maintenance revenues decreased 36.6% from $2,610,000 in 2001 to $1,654,000 in 2002 primarily as the result of cancellations of maintenance agreements of customers who were using the Takecontrol and Firstwave for Unix product lines.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. During 2002, we experienced increased maintenance revenues related to the CRM product, which related to new software license sales, and as expected, decreased maintenance revenue from the Takecontrol and Unix product lines.

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

Cost of Revenue

Costs of software revenues decreased 6.7% from $1,283,000 in 2001 to $1,197,000 in 2002 and, as a percentage of software revenue decreased from 106.8% in 2001 to 40.8% in 2002. The decrease of costs of software as a percentage of software revenue was primarily the result of consistent capitalized software amortization costs during 2002 and 2001, with significantly increased software revenues for 2002, which resulted in a decrease in the margin between costs and revenue.  The cost of software revenue decreased 6.7% while software revenue increased 144%, which resulted in the cost being a lower percentage of revenue. Costs of software revenues included costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation.   Amortization of capitalized software represented 97.9% of total cost of software revenues during 2002, compared to 97.0% in 2001.

Costs of revenues for services increased 62.4% from $2,003,000 in 2001 to $3,252,000 in 2002.  The increases were a result of increases in payroll, outside consultants, and bundled travel consistent with the increase in services revenue. Costs of revenues for services as a percentage of services revenues decreased from 43.4% in 2001 to 33.2% in 2002 due to higher utilization rates of service personnel.

Costs of revenues for maintenance decreased 41.3% from  $878,000 in 2001 to $515,000 in 2002.  The decrease in maintenance cost was related to decreased royalty costs consistent with decreased maintenance revenues generated by international distributors.  Costs of revenues for maintenance as a percentage of maintenance revenues decreased from 33.6% in 2001 to 31.1% in 2002.

Sales and Marketing Expense

Sales and marketing expenses increased 40.8% from $2,472,000 in 2001 to $3,481,000 in 2002, but decreased as a percentage of total revenues from 29.1% in 2001 to 24.2% in 2002.  The increase in expense was attributed to increases in payroll costs due to the expansion of the sales team as well as increases in telemarketing services and public relations.

Product Development Expense

The Company’s product innovation and development expenditures, which included amounts capitalized, increased 115.9% from $996,000 in 2001 to $2,150,000 in 2002, and increased as a percentage of total revenues from 11.7% in 2001 to 14.9% in 2002.  Software development costs capitalized increased from $426,000 in 2001 to $1,451,000 in 2002.  The increase was primarily related to increased payroll costs related to an increase in development personnel and increased used of outside consultants related to enhancements to the CRM product line.  Enhancements to our CRM product line during 2002 included performance enhancements and extended functionality of the sales and marketing modules.   In addition, we began development of our .NET version of our CRM product in the fall of 2002 in partnership with Extreme Logic.

General and Administrative Expense

General and administrative expenses decreased 9.0% from $2,481,000 in 2001 to $2,257,000 in 2002 primarily due to a favorable change in the foreign currency translation rate during the year.

Net Interest Income/Expense

Net interest income increased 193.0% from $57,000 in net interest expense in 2001 to $53,000 in net interest income in 2002.

Balance Sheet

Net accounts receivable decreased 48.9% from $2,406,000 at December 31, 2002 to $1,230,000 at December 31, 2003 consistent with lower total revenues during fourth quarter 2003 compared to fourth quarter 2002.  The allowance for doubtful accounts increased 87.5% from $88,000 at December 31, 2002 to $98,000 at December 31, 2003 primarily due to increased reserves related to sales to Connect-Care customers subsequent to the acquisition and increased reserve related to customers of Firstwave UK.  Other assets increased 49.2% from $664,000 at December 31, 2002 to $991,000 at December 31, 2003 due to the prepayment of third party license royalties and prepaid marketing expenses. Property and equipment decreased 33.7% from $738,000 at December 31, 2002 to $489,000 at December 31, 2003 due to fixed asset purchases offset by year-to-date depreciation and disposals.  Capitalized software increased 45.3% from $2,041,000 at December 31, 2002 to $2,966,000 at December 31, 2003 due to additional capitalization of $2,035,000 in development costs net of $1,110,000 in amortization.  During 2004 we anticipate a decrease in this asset, as we are expecting the amortization to exceed expected amounts of additional capitalization in 2004. Intangible assets of $1,029,000 at December 31, 2003 relate to the $1,200,000 acquisition of Connect-Care technology and customer relationship intangibles, net of $171,000 in amortization expense. Goodwill increased 1270.3% from $175,000 at December 31, 2002 to $2,398,000 at December 31, 2003 due to the Connect-Care acquisition.

Accounts payable decreased 37.5% from $909,000 at December 31, 2002 to $568,000 at December 31, 2003.  At December 31, 2002, accounts payable included a large balance with Extreme Logic, an outside consultant agency working on a development project that was completed in 2003. Therefore, there was no similar balance at December 31, 2003.  Sales tax payable decreased 48.0% from $717,000 at December 31, 2002 to $373,000 at December 31, 2003 primarily due to a decrease of accrued VAT payable in the UK consistent with decreased revenue in the fourth quarter of 2003 compared to the fourth quarter of 2002.  Deferred revenue increased 76.0% from $812,000 at December 31, 2002 to $1,429,000 at December 31, 2003 due to increased annual maintenance billings related to the CRM product line and maintenance and professional services billings revenues associated with the additional customer base acquired in the Connect-Care acquisition.  The annual maintenance fees will be recognized as maintenance revenue ratably over the term of the maintenance agreement, and the professional services fees will be recognized as services revenues when the work is performed.   Accrued employee compensation and benefits decreased 11.8% from $417,000 at December 31, 2002 to $368,000 at December 31, 2003 due to decreased accruals related to incentives and commissions consistent with decreased software revenues for fourth quarter 2003 compared to fourth quarter 2002 and the Company’s lower financial performance which is a component in incentive calculations.  Borrowings at December 31, 2003 were $500,000 due to the initial draw on the Company’s line of credit with RBC Centura.  The Company had no debt at December 31, 2002.  Other accrued liabilities increased 87.1% from $85,000 at December 31, 2002 to $159,000 at December 31, 2003 primarily due to the timing of payments related to payroll withholdings.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $2,704,000, a decrease of 28.4% over the cash balance of $3,779,000 at December 31, 2002.  The decreased cash balance is primarily due to lower total revenues while the Company continued to invest in its technology and sales and marketing efforts.

During 2003, 55.2% of our total revenue was attributed to our relationship with Electronic Data Systems Ltd, a leading global services company.  During 2002, this same relationship accounted for 71.9% of total revenues.  The Company has successfully completed the multi-year services project with this customer.  The Company’s services revenues will significantly decrease if not replaced with other customer projects or if we do not successfully diversify the sources of our revenues pursuant to our business strategies.

On July 29, 2003, the Company signed a “Revolving Credit facility” loan with RBC Centura whereby the Company may borrow up to $1,000,000.  The Company had borrowings of $500,000 against the line of credit as of December 31, 2003.  The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at Borrower’s option. The weighted average interest rate for year ended December 31, 2003 was 4.12%.   The first $500,000 of the Revolving Facility is available on a non-formula basis. Once advances under the Revolving Facility exceed $500,000, any advances are based on a borrowing base of 75% of eligible accounts receivable as determined by a certified borrowing base report. As of December 31, 2003, based on eligible accounts receivables, the Company had $500,000 of additional credit available on the line of credit. The loan is secured by the assets of the Company.  The Company must comply with certain financial covenants per the terms of the agreement.  As of December 31, 2003, the Company was not in compliance with certain required covenants, however RBC Centura has waived this non-compliance as of December 31, 2003, and modified the covenants for 2004. The modified covenants include maintaining a ratio of (i) unrestricted cash and equivalents plus net accounts receivable to (ii) amount borrowed against the line of credit, of at least 3.00 to 1.00 and tangible net worth of at least $3,500,000.  As of March 10, 2004, the Company was in compliance with all covenants.  In addition, the Company will be required to maintain a minimum cash balance in principal depository accounts with RBC of at least $750,000.

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

We capitalized $2,035,000 in software development costs during 2003, as compared to $1,451,000 during 2002.  These amounts relate to continued development and enhancements to our Firstwave CRM product including the development of our new Sports and Entertainment solution, Firstwave Sports.

We have no material commitments for capital expenditures.  We do not believe that inflation has historically had a material effect on our Company’s results of operations.

Taxes

As of December 31, 2003, we had general business tax credit carryforwards of approximately $245,000, which will expire in 2008 through 2011.  We also have U.S. net operating loss carryforwards for federal and state income tax reporting purposes of approximately $22,000,000 which expire in years 2009 through 2018, and approximately $2,900,000 in foreign net operating loss carryforwards. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events. A valuation allowance has been created for all deferred tax assets.

Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Variable Interest Entities” (VIEs).  In the ordinary course of business the Company leases certain real properties and equipment as disclosed in Note 11 in the Notes to Financial Statements.

Contractual Obligations

At December 31, 2003, our outstanding contractual obligations included (in thousands):

	Less than one year	Greater than one year to three years	Total

RBC borrowings	$500	$-	$500
Lease commitments	763	966	1,729

Total	$1,263	$966	$2,229

Critical Accounting Policies

The Company believes that the following accounting policies are critical to understanding the consolidated financial statements.

Revenue recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and related interpretations.

Software revenue is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable.  The Company accrues for estimated warranty costs at the time it recognizes revenue.

The Company’s products are licensed on a per-user model, except for hosting services. In accordance with Paragraph 8 of SOP 97-2, license revenues under the per-user model are recognized under the Company’s revenue recognition polices when revenue recognition criteria are met.  Hosting services are priced as a monthly or yearly fixed amount based upon number of users, and are recognized as hosting services revenues ratably by month over the period of service.  Hosting services revenues are consolidated into services revenues on the Company’s financial statements.

Services revenue is recognized as services are performed. Our software product is able to function independently in a customer’s environment without additional services.  Our training, implementation, and customization services are optional services to our customers and are not necessary for the functioning of the software product. Our software is offered as a stand-alone product.  It can be implemented with minimal services.  The essential functionality of the software, such as database support and maintenance, preparation of marketing campaigns, and standard workflow, is functional and can be utilized by the customer upon installation as intended by the customer.  At a customer’s request, the software can also be implemented with additional services, such as data conversion and workflow modifications, which are not significant to the functionality of the software, but rather tailor features to most effectively function in the customer’s environment.

The revenue for the customization or implementation services is recognized as the services are provided and earned.  Revenue is allocated to software and services based on vendor specific objective evidence of fair values.  Because the software is a stand-alone product that can be used for the customer’s purpose upon installation, and because any services performed have insignificant effect on the functionality of the software, services revenue is accounted for separately in accordance with Paragraph 69 of SOP 97-2.

The Company has not recorded any unbilled receivables related to implementation and customization service revenues, and the Company has accounted for any implementation and customization service revenues that have been billed as the services were performed, in accordance with Paragraphs 65 and 66 of SOP 97-2.

The Company has arrangements with customers that provide for the delivery of multiple elements, including software licenses and services. The Company allocates and recognizes revenue related to each of the multiple elements based on vendor specific objective evidence of the fair value of each element and when there are no undelivered elements essential to the functionality of the delivered element. Vendor specific objective evidence is based on standard pricing for each of the elements in our multiple element arrangements. Revenue associated with the various elements of multiple element arrangements is based on such vendor specific objective evidence as the price charged for each element is the same as when the element would be sold separately from any other element.  Standard pricing does not vary by customer or by duration, or by requirements of the arrangement.

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company’s products in specific geographic areas. During 2002, under the terms of the Company’s international distributor agreements, international distributors collected license fees and maintenance revenues on behalf of the Company, and remitted 50% to 60% of standard license fees and maintenance revenues they produced.  Pursuant to EITF 99-19, the Company recognizes these distributor sales at the gross license amount because the Company retains title to the products, holds the risk and rewards of ownership, such as risk of loss for collection, and responsibility for providing the product to the customer. The Company is responsible for establishing and maintaining the pricing of the product and performs any source code changes to the product.  The independent distributors are considered agents of the Company and work on a commission basis. The commissions paid are reflected as a selling expense in the Company’s financial statements.  The maintenance fees generated by distributor revenues are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. There were no international distributor revenues in 2003, compared to $78,000 in 2002.

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.  During the fourth quarter of 2003, the Company entered into an agreement with a customer to exchange a total of $200,000 in software licenses, services, and maintenance in exchange for marketing sponsorships at future sporting events. The revenue recorded in the fourth quarter of 2003 on this transaction was $125,400 in software revenues and $74,600 in deferred revenue. The deferred revenue will be recognized as services revenues when the services are performed and as maintenance revenues ratably over the term of the maintenance agreement. The prepaid marketing expense of $200,000 is reflected in other assets on the Company’s balance sheet and will be shown as marketing expense when the Company participates in sponsorships at future sporting events.  This transaction is indicative of a trend that may continue where some of the revenue generated by our Sports solution will be non-monetary exchanges for future sponsorship marketing expenses.

Maintenance revenue is recognized on a pro-rata basis over the term of the maintenance agreements.

Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company’s balance sheet, with revenue recognized as the services are performed and on a pro-rata basis over the term of the maintenance agreements.

The Company provides an allowance for doubtful accounts based on management’s estimate of receivables that will be uncollectible.  The estimate is based on historical charge-off activity and current account status.

The Company’s US accounting management oversees reporting procedures in the UK and monitors their transactions on a timely basis.  The US management reviews transactions and sales contracts as such transactions and sales are occurring to ensure that revenues are recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with generally accepted accounting principles.  Management of the UK subsidiary reports directly to US management, with US management substantially involved in all aspects of UK operations.  As such, US management has established procedures to insure that international revenues are recognized properly and on a timely basis.

Software development costs

Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Capitalization of such costs begins only upon establishment of technological feasibility as defined in SFAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product. Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language.  Since version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version.  All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

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

Goodwill and other intangibles

In accordance with SFAS No 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment.  Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be in excess of the carrying value, the Company would record an impairment loss.  SFAS No 142 prescribes a two-phase approach for impairment testing of goodwill.  The first phase screens for impairment; while the second phase (if necessary) measures the impairment.   The Company completed its annual analysis during the fourth quarter of 2003 and found no instance of impairment of its recorded goodwill. Therefore, no further action was required.

Recent Accounting Pronouncements

FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002 and are included in the consolidated financial statements.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions of this interpretation are required prospectively for guarantees issued or modified after December 31, 2002.  The adoption of the provisions of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, as amended by FASB Interpretation No. 46R, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities.  The Company does not have variable interest entities as defined by this Interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 2003.  This information has been prepared on the same basis as the Financial Statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Financial Statements and Notes thereto.  Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Quarter ended
	3/31/03	6/30/03	9/30/03	12/31/03	3/31/02	6/30/02	9/30/02	12/31/02

	(in thousands, except per share amounts)

Net revenues	$4,281	$2,990	$2,369	$2,264	$4,056	$3,601	$3,141	$3,606
Operating income/(loss)	769	141	(1,128)	(581)	1,028	910	500	534
Net income/(loss)	779	150	(1,120)	(584)	1,032	930	517	546
Net income/(loss) applicable to common shareholders	724	95	(1,175)	(640)	966	866	455	486

Basic earnings/(loss) per share	0.30	0.04	(0.44)	(0.24)	0.46	0.41	0.21	0.22
Diluted earnings/(loss) per share	0.24	0.04	(0.44)	(0.24)	0.33	0.29	0.16	0.17

Software revenue decreased 30.3% from $1,150,000 in the fourth quarter of 2002 to $801,000 in the fourth quarter of 2003 primarily due to a large license agreement in the fourth quarter of 2002. Our software revenues are significantly dependent upon the size and timing of closing of license agreements.  Services revenues decreased 64.7% from $2,045,000 in the fourth quarter of 2002 to $721,000 in the fourth quarter of 2003 primarily due to the completion of a multi-year services project.   Our services revenues are subject to fluctuations based on length and number of active engagements in a given quarter.

Item 7A. Quantitative and Qualitative Market Risk Disclosure

The Company is subject to market risk exposures of varying correlations and volatilities, including interest rate risk and foreign exchange rate risk.  Currently, the Company maintains its cash position primarily in money market funds and other bank accounts.  The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets.  Although a decrease in interest rates could reduce our interest income, management does not believe a change in interest rates will materially affect the Company’s financial position or results of operations in 2004.

The Company has a variable interest rate on its current line of credit which bears interest at the London Interbank Offered Rate (LIBOR) plus 3.00%.  Due to the amount of the borrowings and the short term nature of the debt, we do not believe we have a significant risk due to potential fluctuations in interest rates for loans at this time. Changes in interest rates could make it more costly to borrow money in the future and may impede our future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

The results of operations of Firstwave Technologies, UK Ltd, our wholly owned subsidiary located in Surrey, England, are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. Dollars upon consolidation.  Because of the significance of the operations of this subsidiary to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations.  In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products and further negatively impact the results of our operations in a material and adverse manner.  As a result of these market risks, the price of our stock could decline significantly and rapidly.

The Company manages the risk by monitoring on a regular basis the fluctuations in foreign currency exchange rates as they relate to our UK subsidiary, and attempts to take action if the foreign currency exchange rate would result in a material impact to the Company’s financial statements upon translation from the local currency, the British pound, to the US Dollar.  The action taken in these instances by the Company is to move the currency from the UK subsidiary to the Company’s headquarters when doing so would be beneficial to the Company.

The foreign currency that the Company transfers to the United States comes from the operations of the UK subsidiary in the normal course of business.  Since the UK subsidiary has recognized the majority of the revenues generated by the Company in 2003, it also, therefore, has collected the majority of the payments for those revenues.  After covering the expenses to operate the subsidiary, the Company has had excess currency in the UK.  These transactions are not economic hedges of a net investment in the UK subsidiary and are not intercompany transactions of a long-term nature.   The cash payments from the UK subsidiary to the US parent are payments against a short term intercompany account.  The intercompany account represents items owed to the US parent for royalty charges and intercompany charges assessed on the UK subsidiary.  These items are intercompany in nature and are eliminated in the consolidation of the Company’s financial statements.  Cash payments against the intercompany balance are made regularly by the UK subsidiary to the US parent. The Company tries to time the actual payments from the UK subsidiary to the US parent to occur when the currency exchange rate of British Pounds to US Dollars is strong, thus yielding favorable conversion results.  The intercompany account charges are denominated in UK currency, converted to US dollars, and eliminated in the preparation of the Company’s consolidated financial statements.  The exchange risk to the Company is if the exchange rate decreases, the carrying value of the intercompany balance decreases and results in a charge against income.  The tax consequences of this intercompany activity is that the US parent recognizes income on the US corporate tax return for the intercompany charges assessed on the UK subsidiary.

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

Item 8.  Financial Statements and Supplementary Data.

Information included under Item 15 (a) (1) and (2)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors
Firstwave Technologies, Inc.
Atlanta, Georgia

          We have audited the accompanying consolidated balance sheets of Firstwave Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 12, 2004

Firstwave Technologies, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	December 31,

	2003	2002

Assets
Current assets
Cash and cash equivalents	$2,704	$3,779
Accounts receivable, less allowance for doubtful accounts of $98 and $88 in 2003 and 2002, respectively	1,230	2,406
Prepaid expenses and other assets	991	664

Total current assets	4,925	6,849

Property and equipment, net	489	738
Software development costs, net	2,966	2,041
Intangible assets	1,029	-
Goodwill	2,398	175

Total assets	$11,807	$9,803

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$568	$909
Sales tax payable	373	717
Deferred revenue	1,429	812
Accrued employee compensation and benefits	368	417
Borrowings	500	-
Dividends payable	41	42
Other accrued liabilities	159	85

Total current liabilities	3,438	2,982

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 43,687 shares issued; 27,020 and 29,020 outstanding at 2003 and 2002, respectively 17,020 shares @$100 per share liquidation preference 10,000 shares @$75 per share liquidation preference	2,333	2,483

Common stock, par value, $.0019 per share; 10,000,000 shares authorized; 2,672,728 and 2,328,713 shares issued and outstanding at 2003 and 2002, respectively	13	12

Additional paid-in capital	25,691	22,950
Accumulated other comprehensive loss	(400)	(131)
Accumulated deficit	(19,268)	(18,493)

Total shareholders’ equity	8,369	6,821

Total liabilities and shareholders’ equity	$11,807	$9,803

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Operations
(in thousands, except per share data)

	For the year ended December 31,

	2003	2002	2001

Net revenues
Software	$3,820	$2,934	$1,201
Services	5,423	9,785	4,611
Maintenance	2,608	1,654	2,610
Other	53	31	79

	11,904	14,404	8,501

Costs and expenses
Cost of revenues
Software	1,239	1,197	1,283
Services	3,135	3,252	2,003
Maintenance	609	515	878
Other	53	31	51
Sales and marketing	3,970	3,481	2,472
Product development	1,349	699	570
General and administrative	2,348	2,257	2,481

Operating income/(loss)	(799)	2,972	(1,237)

Interest income, net	25	53	(57)
Other income	-	-	80

Income/(loss) before income taxes	(774)	3,025	(1,214)

Income tax provision	(1)	-	(6)

Net income/(loss)	(775)	3,025	(1,220)

Dividends on preferred stock	(221)	(252)	(605)

Net income/(loss) applicable to common shareholders	$(996)	$2,773	$(1,825)

Basic earnings/(loss) per share	$(.39)	$1.29	$(.87)

Basic weighted average shares outstanding	2,572	2,150	2,099

Diluted earnings/(loss) per share	$(.39)	$.96	$(.87)

Diluted weighted average shares outstanding	2,572	3,153	2,099

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)

					Additional paid-in capital	Compre- hensive income (loss)	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total
	Common Stock (1)		Preferred Stock

	Shares	Amount	Shares	Amount

Balance at December 31, 2000	2,096,157	$12	-	-	$22,587		$(28)	$(20,045)	$2,526

Exercise of common stock options	567	-	-	-	3	-	-	-	3
Employee stock purchases	3,556	-	-	-	9	-	-	-	9
Shares issued at reverse split due to rounding	71	-	-	-	-	-	-	-	-
Series A Convertible Preferred Stock (2)	-	-	10,000	1,000	-	-	-	-	1,000
Series B Convertible Preferred Stock (2)	-	-	7,020	702	-	-	-	-	702
Series C Convertible Preferred Stock (3)	-	-	16,667	1,131	-	-	-	-	1,131
Dividends	-		-	-	(196)	-	-	-	(196)
Comprehensive loss
Net loss	-	-	-	-	-	(1,220)	-	(1,220)	(1,220)
Foreign currency translation adjustment	-	-	-	-	-	2	2	-	2

Comprehensive loss	-	-	-	-	-	$(1,218)

Balance at December 31, 2001	2,100,351	12	33,687	2,833	22,403		(26)	(21,265)	3,957

Exercise of common stock options	33,807	-	-	-	197	-	-	-	197
Employee stock purchases	97	-	-	-	-	-	-	-	-
Conversion of Series C Preferred Stock to Common	194,458	-	(4,667)	(350)	350	-	-	-	-
Dividends	-		-	-	-	-	-	(253)	(253)
Comprehensive income
Net income	-	-	-	-	-	3,025	-	3,025	3,025
Foreign currency translation adjustment	-	-	-	-	-	(105)	(105)	-	(105)

Comprehensive income	-	-	-	-	-	$2,920

Balance at December 31, 2002	2,328,713	12	29,020	2,483	22,950		(131)	(18,493)	6,821

Exercise of common stock options	56,311	1	-	-	233	-	-	-	234
Employee stock purchases	65	-	-	-	-	-	-	-	-
Issuance of common stock for Connect Care acquisition	200,000	-			2,535	-	-	-	2,535
Issuance of common stock	4,306				44				44
Conversion of Series C Preferred Stock to Common	83,333	-	(2,000)	(150)	150	-	-	-	-
Dividends	-		-	-	(221)	-	-		(221)
Comprehensive income
Net income	-	-	-	-	-	(775)	-	(775)	(775)
Foreign currency translation adjustment	-	-	-	-	-	(269)	(269)	-	(269)

Comprehensive income	-	-	-	-	-	$(1,044)

Balance at December 31, 2003	2,672,728	$13	27,020	$2,333	$25,691		$(400)	$(19,268)	$8,369

(1)	Represents values after 1 for 3 reverse stock split effective 9/12/01.
(2)

Represents amounts reclassified from redeemable securities to permanent equity per an amendment to the Company’s Articles of Incorporation and shareholder approval effective 9/7/01.  Net of 10,000 shares of Series A converted to common shares April 26, 2000.

(3)	Represents shares issued upon shareholder approval establishing Series C preferred Stock and conversion of debt.

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	For Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net income/(loss)	$(775)	$3,025	$(1,220)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	1,660	1,482	1,740
(Gain)/loss on disposal of fixed assets	(8)	115	6
Provision for bad debts	(10)	22	136
Stock compensation	44	-	-
Changes in assets and liabilities
Accounts receivable	1,889	(1,095)	305
Prepaid expenses and other assets	(284)	(190)	(30)
Accounts payable	(695)	334	(104)
Sales tax payable	(344)	317	273
Deferred revenue	(148)	149	(384)
Accrued employee compensation and benefits	(356)	272	(71)
Other accrued liabilities	74	32	(8)

Total adjustments	1,822	1,438	1,863

Net cash provided by operating activities	1,047	4,463	643

Cash flows from investing activities
Software development costs	(2,035)	(1,451)	(426)
Purchases of property and equipment,net	(93)	(735)	(70)
Acquisition of Connect Care, net of cash acquired	(130)	-	-
Purchase of investment securities	-	-	(711)
Proceeds from sale of investment securities	-	-	691
Loss on investments	-	-	20

Net cash used in investing activities	(2,258)	(2,186)	(496)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net	-	-	1,131
Issuance of common stock	(95)	-	-
Exercise of common stock options	234	197	3
Proceeds from employee stock purchase plan	-	-	9
Proceeds from borrowings	500	-	750
Repayment of borrowings	-	-	(3,586)
Proceeds from investments used to secure borrowings	-	-	2,200
Payment of dividends on convertible preferred stock	(222)	(434)	(86)

Net cash provided by/(used in) financing activities	417	(237)	421

Effect of exchange rate changes on cash	(281)	(121)	11

Net increase/(decrease) in cash	(1,075)	1,919	579
Cash and cash equivalents, beginning of year	3,779	1,860	1,281

Cash and cash equivalents, end of year	$2,704	$3,779	$1,860

Supplemental disclosure of cash flow information
Cash paid for interest	$4	$-	$124

Cash paid for income taxes	$1	$-	$6

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Notes to Financial Statements

1.	Description of Business and Basis of Presentation

Description of the Company

Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a leading provider of Customer Relationship Management (CRM) solutions to mid-size and large-scale enterprises worldwide. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information.  As a provider of sports and high tech CRM, Firstwave offers a suite of industry-focused solutions.  Firstwave CRM is adaptive, scalable and easily integrates with existing systems.  Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Sports, Firstwave Technology and TakeControl.

Basis of presentation and liquidity considerations

Fair value of financial instruments

The Company has identified cash, investments, accounts receivable, accounts payable and debt as financial instruments of the Company. Due to the nature of these financial instruments the Company believes that the fair value of these financial instruments approximates their carrying value.

Consolidation

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiaries, Connect-Care, Inc. from date of acquistion and Firstwave Technologies UK, Ltd.  All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

Maintaining the Company’s future capital requirements will depend on many factors, including its ability to increase revenue levels and keep costs of operations down to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company’s products.  Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future.  The Company’s future capital needs will be highly dependent upon the Company’s ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to uncertainty.  If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product  development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition, and the Company’s ability to reduce losses or generate profits.

2.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Examples of estimates which require management’s judgment include revenue recognition, accounts receivable reserve, valuation of long-lived assets and intangible assets, and goodwill.  Management bases its estimates on historical experience and on other various factors which are believed to be reasonable under the circumstances.  All accounting estimates and the basis for these estimates are discussed between the Company’s senior management and the Audit Committee. Actual results could differ from those estimates.

3.	Summary of Significant Accounting Policies

Revenue recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations.

Firstwave Technologies, Inc.
Notes to Financial Statements

Revenue from software product sales is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable.  The Company accrues for estimated warranty costs at the time it recognizes revenue.

The Company’s products are licensed on a per-user model, except for hosting services. In accordance with Paragraph 8 of SOP 97-2, license revenues under the per-user model are recognized under the Company’s revenue recognition polices when revenue recognition criteria are met.  Hosting services are priced as a monthly or yearly fixed amount based upon number of users, and are recognized as hosting services revenues ratably by month over the period of service.  Hosting services revenues are consolidated into services revenues on the Company’s financial statements.

Services revenue is recognized as services are performed. Our software product is able to function independently in a customer’s environment without additional services.  Our training, implementation, and customization services are optional services to our customers and are not necessary for the functioning of the software product. Our software is offered as a stand-alone product.  It can be implemented with minimal services.  The essential functionality of the software, such as database support and maintenance, preparation of marketing campaigns, and standard workflow, is functional and can be utilized by the customer upon installation as intended by the customer.  At a customer’s request, the software can also be implemented with additional services, such as data conversion and workflow modifications, which are not significant to the functionality of the software, but rather tailor features to most effectively function in the customer’s environment.

The revenue for the customization or implementation services is recognized as the services are provided and earned.  Revenue is allocated to software and services based on vendor specific objective evidence of fair values.  Because the software is a stand-alone product that can be used for the customer’s purpose upon installation, and because any services performed have insignificant effect on the functionality of the software, services revenue is accounted for separately in accordance with Paragraph 69 of SOP 97-2.

The Company has not recorded any unbilled receivables related to implementation and customization service revenues, and the Company has accounted for any implementation and customization service revenues that have been billed as the services were performed, in accordance with Paragraphs 65 and 66 of SOP 97-2.

The Company has arrangements with customers that provide for the delivery of multiple elements, including software licenses, and services. The Company allocates and recognizes revenue related to each of the multiple elements based on vendor specific objective evidence of the fair value of each element and when there are no undelivered elements essential to the functionality of the delivered element. Vendor specific objective evidence is based on standard pricing for each of the elements in our multiple element arrangements. Revenue associated with the various elements of multiple element arrangements is based on such vendor-specific objective evidence as the price charged for each element is the same as when the element would be sold separately from any other element.  Standard pricing does not vary by customer or by duration, or by requirements of the arrangement.

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company’s products in specific geographic areas. During 2002, under the terms of the Company’s international distributor agreements, international distributors collected license fees and maintenance revenues on behalf of the Company, and remitted 50% to 60% of standard license fees and maintenance revenues they produced.  Pursuant to EITF 99-19, the Company recognizes these distributor sales at the gross license amount because the Company retains title to the products, holds the risk and rewards of ownership, such as risk of loss for collection, and responsibility for providing the product to the customer. The Company is responsible for establishing and maintaining the pricing of the product and performs any source code changes to the product.  The independent distributors are considered agents of the Company and work on a commission basis. The commissions paid are reflected as a selling expense in the Company’s financial statements.  The maintenance fees generated by distributor revenues are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. There were no international distributor revenues in 2003, compared to $78,000 in 2002.

Firstwave Technologies, Inc.
Notes to Financial Statements

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.  During the fourth quarter of 2003, the Company entered into a agreement with a customer to exchange a total of $200,000 in software licenses, services, and maintenance in exchange for marketing sponsorships at future sporting events. The revenue recorded in the fourth quarter of 2003 on this transaction was $125,400 in software revenues and $74,600 in deferred revenue. The deferred revenue will be recognized as services revenues when the services are performed and as maintenance revenues ratably over the term of the maintenance agreement. The prepaid marketing expense of $200,000 is reflected in other assets on the Company’s balance sheet and will be shown as marketing expense when the Company participates in sponsorships at future sporting events.

Maintenance revenue is recognized on a pro rata basis over the term of the maintenance agreements.

Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company’s balance sheet, with revenue recognized as the services are performed and on a pro-rata basis over the term of the maintenance agreements.

The Company provides an allowance for doubtful accounts based on management’s estimate of receivables that will be uncollectible.  The estimate is based on historical charge-off activity and current account status.

The Company’s US accounting management oversees reporting procedures in the UK and monitors their transactions on a timely basis.  The US management reviews transactions and sales contracts as such transactions and sales are occurring to ensure that revenues are recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with generally accepted accounting principles.  Management of the UK subsidiary report directly to US management, with US management substantially involved in all aspects of UK operations.  As such, US management has established procedures to insure that international revenues are recognized properly and on a timely basis.

Software development costs

Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Capitalization of such costs begins only upon establishment of technological feasibility as defined in SFAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product.  Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language.  In this case, as the version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version.  All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

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

Goodwill and other intangibles

In accordance with SFAS No 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment.  Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be in excess of the carrying value, the Company would record an impairment loss.  SFAS No 142 prescribes a two-phase approach for impairment testing of goodwill.  The first

Firstwave Technologies, Inc.
Notes to Financial Statements

phase screens for impairment; while the second phase (if necessary) measures the impairment.   The Company completed its annual analysis during the fourth quarter of 2003 and found no instance of impairment of its recorded goodwill. Therefore, no further action was required.

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through certain customers.

The customer accounts receivable which represented more than 10% of total accounts receivable are shown below:

	December 31,

	2003	2002

EDS	9.4%	19.1%
The Football Association	0.0%	56.5%
sports coach UK	65.3%	0.0%

Significant Customer

We continued to have a concentration of revenue derived from our relationship with Electronic Data Systems, Ltd.  The table below identifies customers who contributed more than 10% of total revenue for each year shown.

	Year ended December 31,

	2003	2002	2001

EDS	55.2%	71.9%	37.2%

Stock-based compensation

Effective for 2002, the Company adopted SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which did not have a material impact on the consolidated financial statements.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of SFAS 123, "Accounting for Stock-Based Compensation.”   Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income/(loss) and net income/(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards, (in thousands, except for per share data).

	Year Ended December 31,

	2003	2002	2001

Net income/(loss) as reported	$(996)	$2,773	$(1,825)

Stock based employee compensation, net of related tax effects included in net income as reported	-	-	-

Stock based employee compensation, net of related tax effects under the fair value based method	556	629	390

Net income/(loss) as adjusted	$(1,552)	$2,144	$(2,215)

Firstwave Technologies, Inc.
Notes to Financial Statements

	Year Ended December 31,

	2003	2002	2001

Earnings/(loss) per share:
Basic - as reported	$(.39)	$1.29	$(.87)

Basic - as adjusted	$(.60)	$1.00	$(1.06)

Diluted - as reported	$(.39)	$.96	$(.87)

Diluted - as adjusted	$(.60)	$.76	$(1.06)

The fair value of each option grant and the employees’ purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 143%, 149% and 146%, and risk-free interest rate ranging from 2.96% to 4.55% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the twelve month periods ended December 31, 2003 and December 31, 2002, as the Company established a full valuation allowance for its net deferred tax assets.

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

Net income/(loss) applicable to common shareholders for 2001 includes a one-time non-cash charge of $416,675 incurred during the third quarter related to a beneficial conversion feature associated with the issuance by the Company of Series C Convertible Preferred Stock.  The Series C Convertible Preferred Stock is convertible into common stock of the Company pursuant to a formula that was based upon 75% of the average trading price of the Company’s common stock over the twenty trading days prior to shareholder approval to establish this class of preferred stock.  Because the conversion price determined by this formula was less than the trading price of the common stock on the commitment date, current accounting standards required the Company to determine the value of this beneficial conversion feature and to record that amount as a dividend on preferred stock, resulting in a charge to net income/(loss) available to common shareholders.

The total number of common shares included in the Company’s computation of diluted income per share was 1,003,088 in 2002, and the number of common shares that would have been included in the Company’s computation of diluted loss per share if they had been dilutive was 791,419 in 2003 and 982,837 in 2001.  Weighted average options to purchase shares of common stock outstanding but not included in the computation of diluted EPS were 126,227 in 2003, 67,427 in 2002, and 245,542 in 2001.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Firstwave Technologies, Inc.
Notes to Financial Statements

Shown below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations. (in thousands, except per share data):

	For Year Ended December 31, 2003

	Income (Numerator)	Shares (Denominator)		Per Share Amount

Net loss	$(775)
Less: Preferred Stock Dividends	(221)

Basic EPS
Loss available to common shareholders	(996)	2,572		$(0.39)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	-	665
Stock Options		107

		791	(1)
Diluted EPS
Loss available to common shareholders	$(996)	2,572		$(0.39)

(1) Not included in Diluted EPS because they were anti-dilutive

	For Year Ended December 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$3,025
Less: Preferred Stock Dividends	(253)

Basic EPS
Income available to common shareholders	2,772	2,150	$1.29

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	253	865
Stock Options		119

		1,003
Diluted EPS
Income available to common shareholders	$3,025	3,153	$0.96

Firstwave Technologies, Inc.
Notes to Financial Statements

	For Year Ended December 31, 2001

	Income (Numerator)	Shares (Denominator)		Per Share Amount

Net loss	$(1,220)
Less: Preferred Stock Dividends	(605)

Basic EPS
Loss available to common shareholders	(1,825)	2,099		$(0.87)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock		961
Stock Options		3

		983	(1)
Diluted EPS
Loss available to common shareholders	$(1,825)	2,099		$(0.87)

(1) Not included in Diluted EPS because they were anti-dilutive

Foreign currency translation

The financial statements of the Company’s UK subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period.  Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in shareholders’ equity.  During 2003, the Company recognized $425,000 in benefit from favorable changes in the foreign currency translation rate during the year.  During 2002 and 2001, the Company recognized $327,000 in benefit and $47,000 in expense respectively, related to foreign currency translation.

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

Investment securities

In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investment securities as held-to-maturity based on their intent and ability to hold the securities.  At December 31, 2003 and 2002, the Company did not have any investments in debt or equity securities.

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

Firstwave Technologies, Inc.
Notes to Financial Statements

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items include primarily the cumulative translation adjustment converting the financial position and statement of operations of our UK subsidiary to US dollars.

4.	Acquisition

On March 3, 2003, Firstwave acquired Connect-Care, Inc.  a provider of CRM software solutions for software companies.  Connect-Care was acquired pursuant to a Merger Agreement dated March 3, 2003 (the “Merger Agreement”) by and among Firstwave, CC Subsidiary, Inc., a wholly-owned subsidiary of Firstwave (“Merger Sub”), Connect-Care, and certain shareholders of Connect-Care.  Pursuant to the Merger Agreement, Merger Sub merged with and into Connect-Care, and Connect-Care, which was the surviving corporation in the Merger, became a wholly-owned subsidiary of Firstwave. The results of Connect-Care’s operations have been included in the Company’s financial statements since March 3, 2003.

In exchange for all outstanding shares of Connect-Care stock, Firstwave issued 200,000 shares of Firstwave common stock to the shareholders of Connect-Care and granted such shareholders certain registration rights.  Additional contingent consideration of $300,000 in cash would have been payable if certain revenue goals, as set forth in Section 3.1 of the Merger Agreement, were attained.

The Company accounted for the $300,000 as contingent consideration in accordance with paragraphs 25 through 28 of SFAS 141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount for the contingency was recorded in the Company’s financial statements until the contingency was resolved, or the consideration was issued or became issuable.

The $300,000 earn-out provision of the merger agreement with Connect-Care was contingent upon the attainment of certain total revenues, including license revenues and associated maintenance revenues that would be recognized according to SOP 97-2, during 2003 from March through December.  Such earn-out was contingent consideration based upon future financial performance.  Such revenue attainment would be offset by any net accounts receivable shown as of February 28, 2003 that was not collected by December 31, 2003.  Such amount was to be paid on or prior to the earlier of (i) the date Firstwave files its Annual Report on Form 10-K with respect to the fiscal year ending December 31, 2003 or (ii) March 31, 2004.  As of December 31, 2003 the revenue goals were not met, and therefore, no additional consideration is payable.

An analysis of each material asset acquired and each material liability assumed from the acquisition of Connect-Care was completed to ensure accuracy of fair value.  All line items represented fair value based on each item’s short-term nature.  The Company evaluated each asset and liability and the timing in which assets would be received and liabilities would be settled and determined that these amounts represented their fair values.

Firstwave Technologies, Inc.
Notes to Financial Statements

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current Assets	$772
Property and Equipment	29
Intangible Assets	1,200
Goodwill	2,210

Total assets acquired	4,211

Current liabilities	(1,425)

Net assets acquired	$2,786

The following table summarizes the comprehensive purchase price, including net liabilities assumed and costs to date related to the acquisition (in thousands):

Purchase Price	$2,630	(200,000 shares at $13.15)
Net liabilities assumed	624
Cost of acquisition to date	156

Comprehensive purchase price	$3,410

The primary objective of the Connect-Care acquisition was to acquire the customer relationships of the customer base of Connect-Care and, to a lesser degree, to acquire utilization of Connect-Care technology. The Connect-Care technology asset consists of the source code for the Connect-Care product.  We believe we will continue to derive revenue from licensing this product to new and existing customers.  The customer relationship asset represents the existing customer base of Connect-Care which we believe will continue to contribute revenue from the purchase of additional licenses of the Connect-Care product, purchase of additional service engagements, and renewals of annual maintenance agreements.  We also expect that some of the existing active customers or former customers may transition to the Firstwave CRM product. Of the $3,410,000 purchase price, $300,000 was assigned as an estimated fair value to the intangible asset Connect-Care technology with an estimated useful life of three years, $900,000 was assigned as an estimated fair value to the intangible asset Connect-Care customer relationships with an estimated useful life of seven years, and $2,210,000 was assigned to goodwill.  The value assigned to customer relationships was based on potential future revenues that may be derived from such customer relationships. We believe this goodwill reflects such matters as (but not limited to) personnel obtained in the acquisition, new customer opportunities that we will have as a result of our involvement with the acquired customers, relationships we will develop through the acquisition, and expertise and name recognition we will receive through this acquisition. Goodwill will be evaluated periodically for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

The weighted average amortization period for these intangible assets is six years. There are no significant residual values in the intangible assets.  The Company began amortization of the intangible assets effective April 1, 2003, recording $57,141 in amortization expense quarterly during the second through fourth quarters of 2003.  Goodwill was evaluated for impairment during the fourth quarter of 2003 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and it was determined there was no change in the carrying amount of goodwill.

Firstwave Technologies, Inc.
Notes to Financial Statements

The following table presents details of acquired intangible assets (in thousands):

	December 31, 2003

	Gross carrying amount	Accumulated amortization

Amortizable intangible assets
Connect-Care Technology	$300	$75
Connect-Care Customer Relationships	900	96

Total	$1,200	$171

Aggregrate Amortization Expense
For the nine months ended December 31, 2003	$171

Estimated Amortization Expense
For year ended December 31, 2004	$229
For year ended December 31, 2005	229
For year ended December 31, 2006	154
For year ended December 31, 2007	129
For year ended December 31, 2008	$129

The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1 of each year presented (in thousands, except per share data):

	Year Ended

	Dec 31, 2003	Dec 31, 2002

Revenues	$12,251	$17,069

Net income/(loss)	$(1,420)	$2,546

Earnings/(loss) per share
Basic	$(0.53)	$1.08
Diluted	$(0.53)	$0.83

Firstwave Technologies, Inc.
Notes to Financial Statements

5.	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31,

	2003	2002

Computer hardware and other equipment	$1,825	$2,089
Furniture and fixtures	773	824
Purchased software	1,740	1,730

	4,338	4,643
Less: Accumulated depreciation and amortization	(3,849)	(3,905)

	$489	$738

Depreciation and amortization of property and equipment totaled $379,000, $310,000, and $356,000, in 2003, 2002 and 2001, respectively.

6.	Product Development Expenses

Product development expenses are summarized as follows (in thousands):

	Year ended December 31,

	2003	2002	2001

Total development expenses	$3,384	$2,150	$996
Less: Additions to capitalized software development before amortization	2,035	1,451	426

Product development expenses	$1,349	$699	$570

The activity in the capitalized software development account is summarized as follows (in thousands):

	Year ended December 31,

	2003	2002	2001

Balance at beginning of year, net	$2,041	$1,762	$2,580
Additions	2,035	1,451	426
Amortization expense	(1,110)	(1,172)	(1,244)

Balance at end of year, net	$2,966	$2,041	$1,762

7.	Borrowings

On July 29, 2003, the Company signed a “Revolving Credit facility” loan with RBC Centura whereby the Company may borrow up to $1,000,000.  The Company had borrowings of $500,000 against the line of credit as of December 31, 2003. The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at Borrower’s option. The weighted average interest rate for year ended December 31, 2003 was 4.12%.  The first $500,000 of the Revolving Facility is available on a non-formula basis. Once advances under the Revolving Facility exceed $500,000, any advances are based on a borrowing base of 75% of eligible accounts receivable as determined by a certified borrowing base report.  As of December 31, 2003,

Firstwave Technologies, Inc.
Notes to Financial Statements

based on eligible accounts receivables, the Company had $500,000 of additional credit available on the line of credit.  The loan is secured by the assets of the Company.  The Company must comply with certain financial covenants per the terms of the agreement.  As of December 31, 2003, the Company was not in compliance with certain required covenants. RBC Centura has waived this non-compliance as of December 31, 2003, and modified the covenants for 2004. The modified covenants include maintaining a ratio of (i) unrestricted cash and equivalents plus net accounts receivable to (ii) amount borrowed against the line of credit, of at least 3.00 to 1.00 and tangible net worth of at least $3,500,000.  As of March 10, 2004, the Company was in compliance with all covenants.  In addition, the Company will be required to maintain a minimum cash balance in principal depository accounts with RBC of at least $750,000.

8.	Shareholders’ Equity

Preferred Stock

On September 7, 2001, 16,667 shares of the Company’s Series C Convertible Preferred Stock were issued.  The Series C Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly and are convertible into Common Stock of the Company at anytime at a conversion rate of $1.80 per share of common stock.  The preferred stock has a liquidation preference of $75 per share plus all accrued and unpaid dividends.  The Company incurred $119,000 in legal fees and cost related to the special proxy mailing associated with this offering.  These costs were netted from the proceeds received for the stock.  In 2003, 2,000 shares of this offering were converted to 83,333 shares of common stock and in 2002, 4,667 shares of this offering were converted to 194,458 shares of common stock pursuant to the original terms of the preferred stock.  At December 31, 2003, there were 10,000 shares of Series C Preferred Stock outstanding and $5,625 of dividends payable related to this offering.  Net income/(loss) applicable to common shareholders included a year to date charge of approximately $68,000, $99,000 and $36,000 in dividends related to the Series C convertible preferred stock for years ending December 31, 2003, 2002, and 2001, respectively.

During the fourth quarter of 2000, the Company issued 7,020 shares of Series B Convertible Preferred Stock in a private placement. The Company received $702,000 in November 2000 related to this offering.  The Series B Convertible Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into common stock of the Company at anytime after May 15, 2001, at a conversion rate of $8.10 per share of common stock.  The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends.  At December 31, 2003, there were 7,020 shares of Series B Preferred Stock outstanding and $5,265 in dividends payable related to this offering. Net income/(loss) applicable to common shareholders included a year to date charge of approximately $63,000 per year in dividends related to the Series B convertible preferred stock for years ending December 31, 2003, 2002, and 2001.

During the second quarter of 1999, the Company issued 20,000 shares of Series A Convertible Preferred Stock in a private placement. The Company received $1,000,000 in March 1999 and $1,000,000 in April 1999 related to this offering.  The Series A Convertible Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into common stock of the Company at anytime after April 25, 2000, at a conversion rate of $6.18 per share of common stock.  The preferred stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends and becomes redeemable at  $100 per share at the option of the Board of Directors after April 26, 2001.  During 2000, 10,000 shares of this offering were converted to 161,812 shares of common stock pursuant to the original terms of the preferred stock.  At December 31, 2003, there were 10,000 shares of Series A Convertible Preferred Stock outstanding and $7,500 dividends payable related to this offering.  Net income/(loss) applicable to common shareholders included a year to date charge of $90,000 per year in dividends related to the Series A convertible preferred stock for years ending December 31, 2003, 2002, and 2001.

Common Stock

On September 7, 2001, Shareholders approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio not to exceed one-for-three.  The Company’s Board of Directors voted to effect a one-for-three reverse stock split of the Company’s common stock, effective September 12, 2001.  The reverse stock split reduced the number of shares issued and outstanding from 6,300,841 to 2,100,351 effective September 12, 2001.  The Company did not issue fractional shares.

Firstwave Technologies, Inc.
Notes to Financial Statements

9.	Income Taxes

The components of the provision/(benefit) for income taxes are as follows (in thousands):

	Year ended December 31,

	2003	2002	2001

Current
Foreign	$1	$-	$6

Deferred
United States	338	1,179	359
Foreign	(630)	-	-
Change in valuation allowance	292	(1,179)	(359)

	$1	$-	$6

The difference between the provision for income taxes at the approximate statutory income tax rate of 34% and the Company’s effective tax rate is as follows:

	Year ended December 31,

	2003	2002	2001

Statutory income taxes	-34.0%	34.0%	-34.0%
State income taxes	-4.0%	4.0%	-4.0%
Change in valuation allowance	38.0%	-33.0%	29.6%
Foreign income taxes	0.0%	0.0%	0.1%
Other	0.0%	-5.0%	8.8%

	0.0%	0.0%	0.5%

At December 31, 2003 and 2002, deferred tax (assets) liabilities are comprised of the following (in thousands):

	Year ended December 31,

	2003	2002

Gross deferred tax liabilities
Capitalization of software development costs	$1,009	$694
Depreciation	151	175
Other	-	-

	1,160	869

Gross deferred tax assets
Net operating loss carryforwards	(9,600)	(9,005)
Tax credit carryforwards	(83)	(95)
Allowance for doubtful accounts receivable	(34)	(34)
Accrued expenses	-	-

	(9,717)	(9,134)
Valuation allowance	8,557	8,265

	(1,160)	(869)

Net deferred tax assets	$-	$-

Firstwave Technologies, Inc.
Notes to Financial Statements

The Company has general business tax credit carryforwards of approximately $245,000 which will expire in years 2008 through 2011.  At December 31, 2003 the Company has U.S. net operating loss carryforwards of approximately $22,000,000 which expire in years 2009 through 2018, and approximately $2,900,000 in foreign net operating loss carryforwards.

SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A valuation allowance has been provided for those net operating loss carryforwards and foreign tax credits which are estimated to expire before they are utilized.  Management’s estimate of the valuation allowance could be effected in the near term based on results of operations in future periods.

10.	Stock Option Plans

In February 1993, the Board of Directors adopted a Stock Option Plan (the “Option Plan”).  The Company has reserved 816,667 shares of common stock for issuance under the Option Plan.  Pursuant to the terms of the Option Plan, a committee of the Board of Directors is authorized to grant options to employees of the Company who are eligible to receive options under the Option Plan.  The committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant.  A portion of the options granted vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria or change of control, as specified by the original individual grant agreements. Any options which may contain such acceleration clause(s) would be set forth in the original stock option agreement and would not represent any kind of modification thereof.  Options expire ten years after the date of grant.

At December 31, 2003, 265,441 options were available for grant and 384,829 options were outstanding related to the Option Plan.

A summary of stock option activity is as follows:

	Shares	Exercise Price Per Share	Weighted Avg Exercise Price	Weighted Average Fair Value

		$	$	$
Outstanding at December 31, 2000	268,574	3.93 - 54.57	11.58

Adjustment due to 1 for 3 split	13
Granted	183,121	.95 - 6.19	2.95	2.63
Exercised	(567)	4.78	4.78
Canceled or expired	(115,396)	1.38 - 54.56	10.81

Outstanding at December 31, 2001	335,745	.95 - 35.81	7.15

Granted	195,785	2.20 - 14.60	6.58	5.89
Exercised	(33,807)	1.38 - 9.75	5.79
Canceled or expired	(141,125)	1.32 - 35.81	9.78

Outstanding at December 31, 2002	356,598	.95 - 16.50	5.93

Granted	219,734	5.50 - 16.50	9.87	8.61
Exercised	(56,311)	.95 - 11.25	4.15
Canceled or expired	(135,192)	.95 - 16.50	6.63

Outstanding at December 31, 2003	384,829	1.32 - 16.50	8.21

Firstwave Technologies, Inc.
Notes to Financial Statements

Options exercisable	Shares	Weighted Avg Exercise Price

at December 31, 2003	118,860	7.52
at December 31, 2002	109,298	6.87
at December 31, 2001	78,292	11.44

On March 19, 2002 the Company completed a Stock Exchange Program that offered each of its directors and employees who held options under the Option Plan with an exercise price of greater than $10.00 the opportunity to surrender those options for cancellation in exchange for new options to be granted no sooner than six months and one day after cancellation.  The options exchanged under this program totaled 81,684, and the Company granted 81,684 new options on September 20, 2002, which are included in the 195,785 options granted in 2002 as shown above.  There were two instances of options granted to participants in the six-month period prior to cancellation of options.  As required by the Stock Exchange Program, such options were forfeited in order to participate in the program.  The new options were consistent with the Company’s stock compensation practices, the length of time from cancellation and granting was at least six months and one day, and the exercise price equaled the fair value of the stock at the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Exercise Price

$ 1.32 - $ 7.01	153,441	8.18	$5.20	72,775	$5.74
$ 7.31 - $10.50	137,592	8.70	8.82	34,012	9.28
$11.06 - $16.50	93,796	8.78	12.65	12,073	13.32

$ 1.32 - $16.50	384,829	8.51	8.21	118,860	7.52

11.	Commitments and Contingencies

The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2006. At December 31, 2003, future minimum rentals for noncancelable leases are as follows (in thousands):

Year ending December 31,	Minimum Annual Rentals

2004	$763
2005	660
2006	306

$1,729

Net rent expense under these and other agreements was approximately $780,000, $972,000, and $940,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Firstwave Technologies, Inc.
Notes to Financial Statements

The Company is subject to legal proceedings and claims which may arise in the ordinary course of its business.  In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially effect the financial position of the Company.

12.	Employee Benefit Plans

401(k) Plan

Effective August 1, 1990 the Company established a defined contribution plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries.  Employees may elect to contribute up to 100% of their annual compensation to the 401(k) Plan, subject to Internal Revenue Service annual contribution limits.  For each payroll period, the Company matches 30% of the lesser of (1) the participants’ contribution or (2) 7.5% of the participants’ compensation.  In addition, the Company may make discretionary annual contributions.  For the years ended December 31, 2003, 2002 and 2001, the Company made matching contributions of approximately $55,000,  $39,500, and $22,000, respectively, to the 401(k) Plan and no discretionary contributions were made.

Employee Stock Purchase Plan

The Company has reserved 40,000 shares of common stock for issuance under its Employee Stock Purchase Plan (“ESPP”), which was effective January 31, 1995.  The ESPP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company’s common stock.  Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter.  No compensation expense is recorded in connection with this plan.  During 2003 and 2002, 65 and 97 shares, respectively, were issued under the ESPP.  At December 31, 2003, 22,304 shares had been issued cumulatively under the plan and there were options to purchase 83 shares outstanding.

13.	Segment Information

During June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131 - “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131).  The statement requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures.  Management believes that it has only a single segment consisting of software sales with related services and support. The enterprise-wide disclosures required by SFAS 131 are presented below.  The Company exports its products through agreements with international distributors to whom it grants territorial rights.

A summary of international revenues, including the Company’s UK subsidiary, by geographic area is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States	$3,814	$1,767	$2,434
Europe	8,090	12,572	5,728
South America	-	23	164
Australia and New Zealand	-	42	174
Asia	-	-	1

	$11,904	$14,404	$8,501

Long-lived assets of the Company are located primarily in the United States and in the office of the Company’s wholly owned subsidiary, Firstwave Technologies UK Ltd.  Fixed assets of approximately $77,000, or 15.7% of the consolidated fixed asset balance, are located in the United Kingdom.

Firstwave Technologies, Inc.
Notes to Financial Statements

14.	Related Party Transactions

On February 12, 2001 the Company executed a promissory note with its President and Chief Executive Officer in the amount of $750,000.  The note accrued interest at 9% and was payable in full with interest on January 15, 2002.  The note was secured by a junior lien on all of the Company’s assets, subordinate to the Company’s bank line of credit.  On September 7, 2001, with shareholder approval, the Company issued 10,000 shares of Series C Convertible Preferred Stock to its President and CEO, in exchange for the promissory note dated February 12, 2001.

During the years ending December 31, 2003 and 2002, the Company paid dividends and interest in the amount of  $202,500, and $363,000, respectively, to its President and CEO.  The dividends relate to his $2,250,000 investment in the Company’s Preferred Stock, and the related interest on dividends earned in 2000 and paid in 2002.  At both December 31, 2003 and 2002 the Company had $16,875 accrued but not yet paid related to Preferred Stock dividends owed to its President and CEO.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-K, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings.

Changes in internal controls
There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to information under the caption “Election of Directors - Director Nominee Biographical Information”, “- Executive Officers”, and “- Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees.  The Code of Business Conduct and Ethics is posted on the Company’s web-site at www.firstwave.net  under the caption “Codes and Charters” under “Investor Relations.”

Item 11.  Executive Compensation.
The information required by this item is incorporated by reference to information under the captions “Election of Directors - Additional Information Concerning the Board of Directors” and “Executive Compensation” (exclusive of the subsections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph”) in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to information under the caption “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004.

Item 13.  Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference to information under the caption “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

	1.	Financial Statements
		•	Report of Independent Accountants
		•	Consolidated Balance Sheet at December 31, 2003 and December 31, 2002
		•	Consolidated Statement of Operations for the three years ended December 31, 2003
		•	Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2003
		•	Consolidated Statement of Cash Flows for the three years ended December 31, 2003
		•	Notes to Financial Statements

	2.	Financial Statement Schedules
		•	None

	3.	Exhibits
		3.1	Amended and Restated Articles of Incorporation of the Company.(1)
		3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company’s Registration Statement on Form S-8 (Registration No. 333-55939)).
		3.3	Articles of Amendment dated April 26, 1999 setting forth the designation of the Series A Redeemable Preferred Stock.
		3.4	Articles of Amendment dated November 15, 2000 setting forth the designation of the Series B Redeemable Preferred Stock.
		3.5	Articles of Amendment dated September 7, 2001 setting forth certain revisions to Series A and Series B Convertible Preferred Stock. (4)
		3.6	Articles of Amendment dated September 12, 2001 setting forth the one-for-three reverse stock split. (4)
		4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.
10.3

Lease dated January 30, 1988 between the Company and Atlanta Overlook  Associates #3 concerning the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA, as amended by that certain First Amendment of Office Building Lease dated as of December 27, 1988 and as further amended by that certain Second Amendment of Office Building Lease dated as of October 2, 1989. (1)

10.4

Firstwave Technologies, Inc. Amended and Restated 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(a) of the Company’s Registration Statement on Form S-8 (Registration No. 333-55939)). (7)

		10.5	Tax Indemnification Agreement dated February 4, 1993 among the Company and certain of its shareholders.(2)
		10.6	Form of Selective Distribution Agreement for International Distributors. (1)
		10.7	Form of Software License Agreement. (1)
		10.9	Computer Software License Marketing Agreement dated December 21, 1987 between the Company and Co-Cam Computer Services, Pty. Ltd. (1)
10.10

Third Amendment to Lease Agreement dated as of March 10, 1993 between the Company and State of California Public Employees Retirement System relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)

10.11

Fourth Amendment to Lease Agreement dated as of June 24, 1993 between the Company and State of California Public Employees Retirement System relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(2)

10.12

Fifth Amendment to Lease Agreement dated as of March 22, 1994 between the Company and State of California Public Employees Retirement System relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta,  GA.(2)

10.13

Sixth Amendment to Lease Agreement dated as of September 22, 1994 between the Company and State of California Public Employees Retirement System relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(3)

10.14	Firstwave Technologies, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 4(a) of the Company’s Registration Statement on Form S-8 (Registration No. 333-55971) (7)
10.17

Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees Retirement System relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(6)

10.18

Eighth Amendment to Lease Agreement dated as of May 8, 1998 between the Company and State of California Public Employees Retirement System relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (5)

10.19

First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of the Company’s Registration Statement on Form S-8 (Registration No. 333-55939)). (7)

10.20

First Amendment to Firstwave Technologies, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(b) of the Company’s Registration Statement on Form S-8 (Registration No. 333-55971)). (7)

10.21	Board of Directors Compensation Plan (incorporated herein by reference to Exhibit 4(b) of the Company’s Registration Statement on Form S-8 (Registration No. 333-55939)). (7)
10.22

Ninth Amendment to Lease Agreement dated as of February 3, 2000 between the Company and National Office Partners Limited Partnership relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(8)

10.23

Tenth Amendment to Lease Agreement dated as of February 28, 2000 between the Company and National Office Partners Limited Partnership relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (8)

10.24	Certificate of Designation of Series C Convertible Preferred Stock. (4)
10.25	Registration Rights Agreement dated July 18, 2001 between the Company and Mercury Fund No.1 LTD and Mercury Fund II, LTD. (4)
10.26

Eleventh Amendment to Lease Agreement dated as of October 28, 2002 between the Company and National Office Partners Limited Partnership relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (9)

10.27	Software License Agreement dated July 25, 2001, by and between Firstwave Technologies UK Limited and Electronic Data Systems Ltd. (10)
10.28	Software Development and License Agreement dated December 23, 2002, by and between The Football Association Limited and Firstwave Technologies UK Ltd. (10)(11)
10.29	Software License Agreement dated September 2, 2002, between The Football Association and Firstwave Technologies UK Limited. (10)
10.30

Letter Amendment  dated February 10, 2004 amending the Software Development and License Agreement dated December 23, 2003, by and between the The Football Association Limited and Firstwave Technologies UK Ltd.

14.1	Firstwave Technologies, Inc. Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Accountants.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (Registration No. 33-57984).
(2)Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1993.
(3)Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1994.
(4)Incorporated herein by reference to exhibits attached to the proxy statement dated August 17, 2001 for Special Meeting of Shareholders held on September 7, 2001.

(5)Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1998.
(6)Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1997.
(7)Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
(8)Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1999.
(9)not used
(10)Incorporated herein by reference to exhibits attached to the Company’s Registration Statement on Form S-3 filed with the Commission March 18, 2003.

(11)Confidential treatment has been requested with respect to portions of this document pursuant to Rule 406 of the Securities Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

(b)	Reports of Form 8-K filed during the quarter ended December 31, 2003:

On October 28, 2003, Firstwave filed a current report on Form 8-K with the press release of October 28, 2003, reporting financial results for the third quarter of 2003.

On October 9, 2003, Firstwave filed a current report on Form 8-K with the press release of October 9, 2003 reporting preliminary financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firstwave Technologies, Inc.

Date: March 23, 2004	By:	/s/ Richard T. Brock

Richard T. Brock
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2004	/s/ Richard T. Brock

Richard T. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2004	/s/ David R. Simmons

David R. Simmons
President and Chief Operating Officer

Date: March 23, 2004	/s/ Judith A. Vitale

Judith A. Vitale
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 23, 2004	/s/ Roger A. Babb

Roger A. Babb
Lead Director

Date: March 23, 2004	/s/ Vincent J. Dooley

Vincent J. Dooley
Director

Date: March 23, 2004	/s/ John F. Keane

John F. Keane
Director

Date: March 23, 2004	/s/ Alan I. Rothenberg

Alan I. Rothenberg
Director

Date: March 23, 2004	/s/ John N. Spencer, Jr.

John N. Spencer, Jr.
Director