Form 10-Q
period 2004-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2004-05-17
CIK 897078

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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
Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes___ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of May 13, 2004:

Common Stock, no par value	2,693,431 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March 31, 2004

Index

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet - December 31, 2003 and March 31, 2004	3

	Consolidated Statement of Operations - For the Three Months Ended March 31, 2003 and March 31, 2004	4

	Consolidated Statement of Changes in Shareholders' Equity - For the Three Months Ended March 31, 2004	5

	Consolidated Statement of Cash Flows - For the Three Months Ended March 31, 2003 and March 31, 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Balance Sheet
(in thousands)

	Dec 31, 2003	Mar 31, 2004
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$2,704	$1,711
Accounts receivable, less allowance for doubtful accounts of $98 and $115, respectively	1,230	1,086
Prepaid expenses and other assets	991	1,273
Total current assets	4,925	4,070

Property and equipment, net	489	489
Software development costs, net	2,966	2,693
Intangible assets	1,029	971
Goodwill	2,398	2,401
	$11,807	$10,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$568	$923
Deferred revenue	1,429	1,594
Accrued employee compensation and benefits	368	221
Borrowings	500	500
Dividends payable	41	41
Other accrued liabilities	532	248
Total current liabilities	3,438	3,527

Shareholders' equity	8,369	7,097
	$11,807	$10,624

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	Mar 31, 2003	Mar 31, 2004
Net Revenues
Software	$1,607	$341
Services	2,140	622
Maintenance	529	664
Other	5	34
	4,281	1,661
Cost and Expenses
Cost of revenues
Software	290	371
Services	953	620
Maintenance	141	141
Other	5	26
Sales and marketing	1,101	774
Product development	239	360
General and administrative	783	500
	3,512	2,792

Operating income/(loss)	769	(1,131)

Interest income/(expense)	11	(1)
Income/(loss) before income taxes	780	(1,132)
Income taxes	(1)	0
Net income/(loss)	$779	($1,132)

Dividends on preferred stock	(55)	(55)

Net income/(loss) applicable to common shareholders
	$724	($1,187)
Basic:
Earnings/(loss) per share	$0.30	($0.44)
Weighted average shares	2,430	2,674

Diluted:
Earnings/(loss) per share	$0.24	($0.44)
Weighted average shares	3,299	2,674

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Three Months Ended March 31, 2004

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Add'l paid-in capital	Compre- hensive loss	Accumulated Other compre- hensive loss	Accumulated Deficit	Total
Balance at December 31, 2003	2,672,728	$ 13	27,020	$2,333	$25,691	$ 0	($ 400)	($ 19,268)	$8,369

Exercise of common stock options	625				4				4

Issuance of common stock	455				2				2

Dividends					(55)				(55)

Comprehensive loss:
Net loss						(1,132)		(1,132)	(1,132)
Foreign currency translation adjustment						(91)	(91)		(91)
Comprehensive loss						(1,223)

Balance at March 31, 2004	2,673,808	$ 13	27,020	$2,333	$25,642		($ 491)	($ 20,400)	$ 7,097

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2004
Cash flows provided by/(used in) operating activities	$868	($686)

Cash flows from investing activities
Software development costs	(975)	(74)
Purchases of property and equipment, net	(54)	(85)
Acquisition of Connect-Care	(98)	0

Net cash used in investing activities	(1,127)	(159)

Cash flows from financing activities
Proceeds from issuance of common stock	59	4
Payment of dividends on preferred stock	(56)	(55)

Net cash provided by/(used in) financing activities	3	(51)

Foreign currency translation adjustment	34	(97)

Increase/(decrease) in cash and cash equivalents	(222)	(993)
Cash and cash equivalents, beginning of period	3,779	2,704

Cash and cash equivalents, end of period	$3,557	$1,711

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1	$0

Cash paid for interest	$0	$6

Supplemental schedule of noncash investing and
financing activities:
The Company acquired Connect-Care, Inc. on March 3, 2003 in a transaction whereby Connect Care merged into a subsidiary of the Company in exchange for 200,000 shares of Firstwave common stock. At the time of the acquisition, Connect Care had liabilities of $624,244 which, by virtue of the merger, became liabilities of our new wholly-owned subsidiary, Connect-Care, Inc.

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
March 31, 2004

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the period ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

The Company’s products are licensed on a per-user model, except for hosting services. In accordance with Paragraph 8 of SOP 97-2, license revenues under the per-user model are recognized under the Company’s revenue recognition polices when revenue recognition criteria are met. Hosting services are priced as a monthly or yearly fixed amount based upon number of users, and are recognized ratably by month over the period of service. Hosting services revenues are consolidated into services revenues on the Company’s financial statements.

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

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There were no non-monetary transactions during the first quarter of 2004.

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

The Company’s US accounting management oversees reporting procedures in the UK and monitors their transactions on a timely basis. The US management reviews transactions and sales contracts as such transactions and sales are occurring to ensure that revenues are recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with accounting principles generally accepted in the United States. Management of the UK subsidiary report directly to US management, with US management substantially involved in all aspects of UK operations. As such, US management has established procedures to insure that international revenues are recognized properly and on a timely basis.

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

Goodwill and other intangibles
In accordance with SFAS No 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be in excess of the carrying value, the Company would record an impairment loss. SFAS No 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed its annual analysis during the fourth quarter of 2003 and found no instance of impairment of its recorded goodwill.

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through certain customers.

The customer accounts receivable which represented more than 10% of total accounts receivable are shown below:

	Dec 31,	Mar 31,
	2003	2004
sports coach UK	65.3%	30.3%

Significant Customer
The Company continued to have a concentration of revenue derived from its relationship with Electronic Data Systems, Ltd. The table below identifies customers who contributed more than 10% of total revenue for each period shown.

	Qtr ending Mar 31,	Qtr ending Mar 31,
	2003	2004
EDS	72.6%	22.5%
sports coach UK	0.0%	13.6%

Stock-based compensation
Effective for 2002, the Company adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which did not have a material impact on the consolidated financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and to elect the disclosure option of SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards, (in thousands, except for per share data).

	For the Three Months Ended Mar 31,
	2003	2004
Net income/(loss) as reported	$724	$(1,187)
Stock based employee compensation, net of related
tax effects included in net income as reported	--	--

Stock based employee compensation, net of related
tax effects under the fair value based method	129	172

Net income/(loss) as adjusted	$595	$(1,359)

	For the Three Months Ended Mar 31,
	2003	2004
Earnings/(loss) per share:
Basic - as reported	$0.30	$(0.44)

Basic - as adjusted	$0.24	$(0.51)

Diluted - as reported	$0.24	$(0.44)

Diluted - as adjusted	$0.20	$(0.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the quarters ended March 31, 2003 and March 31, 2004, respectively; dividend yield of 0% for both quarters; expected volatility of 143% and 133%, and risk-free interest rate of 2.91% and 2.99%.

The increase in the compensation expense from $129,000 in the first quarter of 2003 compared to $172,000 in the first quarter of 2004 is primarily due to options issued during 2003 resulting in a higher number of options outstanding and subject to valuation. Options are issued at the market price of the Company’s common stock at the date of grant.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three month periods ended March 31, 2003 and March 31, 2004, as the Company established a full valuation allowance for its net deferred tax assets.

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

	For Quarter Ended March 31, 2004
	Income (000's) (Numerator)	Shares (000's) (Denominator)		Per Share Amount
Net income/(loss)	(1,132)
Less: Preferred Stock Dividends	(55)

Basic EPS
Income available to common shareholders	(1,187)	2,674		$(0.44)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	55	665
Stock Options		22

	55 (1)	706	(1)
Diluted EPS
Income available to common shareholders	(1,187)	2,674		$(0.44)

(1)	Not included because anti-dilutive

	For Quarter Ended March 31, 2003
	Income (000's) (Numerator)		Shares (000's) (Denominator)	Per Share Amount
Net income	779
Less: Preferred Stock Dividends	(55)

Basic EPS
Income available to common shareholders	724		2,430	$0.30

Effect of Dilutive Securities
Warrants			19
Convertible Preferred Stock	55		665
Stock Options			185

	55	(1)	869
Diluted EPS
Income available to common shareholders	779		3,299	$0.24

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

4.

Acquisition

On March 3, 2003, Firstwave acquired Connect-Care, Inc., a provider of CRM software solutions for software companies. Connect-Care was acquired pursuant to a Merger Agreement dated March 3, 2003 (the “Merger Agreement”) by and among Firstwave, CC Subsidiary, Inc., a wholly-owned subsidiary of Firstwave (“Merger Sub”), Connect-Care, and certain shareholders of Connect-Care. Pursuant to the Merger Agreement, Merger Sub merged with and into Connect-Care, and Connect-Care, which was the surviving corporation in the Merger, became a wholly-owned subsidiary of Firstwave. The results of Connect-Care’s operations have been included in the Company’s financial statements since March 3, 2003.

The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1, 2003 (in thousands):

	Quarter Ended
	Mar 31, 2003	Mar 31, 2004
Revenues	$4,628	$1,661
Net Income	$300	$(1,187)
Earnings per share
Basic	$0.11	$(0.44)
Diluted	$0.10	$(0.44)

5.

Goodwill and Intangibles

The primary objective of the Connect-Care acquisition was to acquire the customer relationships of the customer base of Connect-Care and, to a lesser degree, to acquire utilization of Connect-Care technology. Of the $3,410,000 purchase price, $300,000 was assigned as an estimated fair value to the intangible asset Connect-Care technology with an estimated useful life of three years, $900,000 was assigned as an estimated fair value to the intangible asset Connect-Care customer relationships with an estimated useful life of seven years, and $2,210,000 was assigned to goodwill. The value assigned to customer relationships was based on potential future revenues that may be derived from such customer relationships. We believe this goodwill reflects such matters as (but not limited to) personnel obtained in the acquisition, new customer opportunities that we will have as a result of our involvement with the acquired customers, relationships we will develop through the acquisition, and expertise and name recognition we will receive through this acquisition. Goodwill will be evaluated periodically for impairment in accordance with SFAS 142 “Goodwill and Other Intangible Assets.”

The weighted average amortization period for these intangible assets subject to amortization is six years. There are no significant residual values in the intangible assets. The Company began amortization of the intangible assets effective April 1, 2003. Goodwill was evaluated for impairment during the first quarter of 2004 in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and it was determined there was no change in the carrying amount of goodwill.

The following table presents details of acquired intangible assets (in thousands):

	December 31, 2003		March 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Connect-Care Technology	$300	$75	$300	$100
Connect-Care Customer Relationships	900	96	900	129

Total	$1,200	$171	$1,200	$229

Aggregrate Amortization Expense
For the three months ended March 31, 2004	$58
Estimated Amortization Expense
For year ended December 31, 2004	$229
For year ended December 31, 2005	$229
For year ended December 31, 2006	$154
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129

6.	Borrowings

On July 29, 2003, the Company signed a one-year “Revolving Credit Facility” loan with RBC Centura whereby the Company may borrow up to $1,000,000. The Company had borrowings of $500,000 against the line of credit as of March 31, 2004. The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at our option. The weighted average interest rate for the three months ended March 31, 2004 was 4.10%. The first $500,000 of the Revolving Facility is available on a non-formula basis. Once advances under the Revolving Facility exceed $500,000, any advances are based on a borrowing base of 75% of eligible accounts receivable as determined by a certified borrowing base report. The loan is secured by the assets of the Company. The Company must comply with certain financial covenants per the terms of the agreement. As of March 31, 2004, the Company was in compliance with the required covenants.

Item 2.

FIRSTWAVE TECHNOLOGIES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This section contains forward-looking statements that reflect management’s expectations, estimates, and projections for future periods based on information (financial and otherwise) available to management as of the end of the period covered by this Quarterly Report. These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”. Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed under the caption “Certain Factors Affecting Forward-Looking Statements” presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview
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

Results of Operations
Total revenues decreased 61.2% from $4,281,000 in the first quarter of 2003 to $1,661,000 in the first quarter of 2004 due to decreased software and services revenues.

Software revenues decreased 78.8% from $1,607,000 in the first quarter of 2003 to $341,000 in the first quarter of 2004. The revenues we expected to receive as a result of the launch in October 2003 of our new Sports and Entertainment initiative, Firstwave Sports, have not been realized as quickly as we originally anticipated. During the first quarter of 2003, we closed a large software license contract related to our relationship with Electronic Data Systems, Ltd., but there were no corresponding large contract commitments in the first quarter 2004 to offset the resulting decrease in revenues. Our software revenues remain significantly dependent upon the timing of closing of license agreements.

Services revenues decreased 70.9% from $2,140,000 in the first quarter of 2003 to $622,000 in the first quarter of 2004. Although we successfully delivered the multi-year services project for Electronic Data Systems, Ltd, we continued to receive work and have a concentration of revenue derived from our relationship with this customer during the first quarter of 2004. Electronic Data Systems, Ltd contributed 72.6% of our total revenue during the first quarter of 2003 compared to 22.5% of total revenue during the first quarter of 2004. We continue to provide additional services and receive support and maintenance revenues from this customer. Our services revenues will significantly decrease from 2003 levels if the services revenue we derived from the multi-year contract is not replaced with other customer accounts. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

We are pursuing strategies to transition our revenue stream away from dependency on a few large customers to a more diverse customer base. We believe that by concentrating on vertical markets to increase prospects in our pipeline with targeted companies for our solutions, we may begin to transition our revenue stream away from dependence on a few large customers. The vertical markets we are currently targeting are high tech companies and sports associations.

Maintenance revenues increased 25.5% from $529,000 in the first quarter of 2003 to $664,000 in the first quarter of 2004. The increase is due to the addition of maintenance revenues from the Connect-Care acquisition and additional revenues associated with the CRM product line. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

Cost of software revenues increased 27.9% from $290,000 in the first quarter of 2003 to $371,000 in the first quarter of 2004 due to increased amortization expense related to the June 30, 2003 release of Firstwave CRM Version 10 and Firstwave IDE. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. Cost of software as a percentage of software revenue increased from 18.1% in the first quarter of 2003 to 108.8% the first quarter of 2004 primarily due to the increase in amortization of capitalized software expense related to the release of Firstwave CRM Version 10 and Firstwave IDE in conjunction with a decrease in software revenue resulting in a decrease in the software revenue margin.

An impairment analysis was performed at March 31, 2004 in accordance with paragraph 15 of FAS 142. It was determined that the carrying amount of capitalized software is recoverable and does not exceed its fair value; therefore, no impairment loss was recorded.

Cost of revenues for services decreased 34.9% from $953,000 in the first quarter of 2003 to $620,000 in the first quarter of 2004. This decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues increased from 44.5% in the first quarter of 2003 to 99.7% in the first quarter of 2004 primarily due to certain fixed personnel costs, which at lower revenue levels result in a decrease in the services revenue margin.

Cost of revenues for maintenance remained consistent at $141,000 in the first quarter of 2003 and the first quarter of 2004. The cost of revenues for maintenance as a percentage of maintenance revenue decreased from 26.7% in the first quarter of 2003 to 21.2% in the first quarter of 2004 due to the increase in maintenance revenues.

Sales and marketing expense decreased 29.7% from $1,101,000 in the first quarter of 2003 to $774,000 in the first quarter of 2004. The decrease is the result of decreases in payroll, telemarketing, and commission expense consistent with the decrease in software revenue.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 64.3% from $1,214,000 in the first quarter of 2003 to $434,000 in the first quarter of 2004. The decrease is primarily related to a decrease in payroll costs and expenses associated with outside contractors related to the development of CRM Version 10 and the IDE, both of which were released in June 2003. Software development costs capitalized during the three months ended March 31, 2003 and 2004 were $975,000 and $74,000 respectively.

General and administrative expenses decreased 36.1% from $783,000 in the first quarter of 2003 to $500,000 in the first quarter of 2003. The decrease is primarily due to decreases in payroll costs and favorable foreign currency translation rates during the first quarter of 2004.

Dividends on preferred stock remained consistent at $55,000 in both the first quarter of 2003 and the first quarter of 2004.

The above factors combined to result in a net loss of $1,187,000 in the first quarter of 2004, representing a decrease of 264.0% from net income of $724,000 in the first quarter of 2003. Net income per basic and diluted share was $0.30 and $0.24 respectively, for the first quarter of 2003 compared to a net loss of $0.44 per basic and diluted share for the first quarter of 2004. At March 31, 2003 the number of basic weighted average shares outstanding were 2,430,000 compared to 2,674,000 at March 31, 2004. The increase in basic weighted average shares outstanding is primarily related the issuance of 200,000 shares related to the Connect-Care acquisition in March of 2003.

Balance Sheet

Net accounts receivable decreased 11.7% from $1,230,000 at December 31, 2003 to $1,086,000 at March 31, 2004 primarily due to the collection of outstanding receivables and to reduced invoicing during the first quarter of 2004 consistent with lower revenues compared to fourth quarter 2003. Other assets increased 28.5% from $991,000 at December 31, 2003 to $1,273,000 at March 31, 2004, primarily due to an increase in prepaid expenses related to third party royalties, prepaid rent, and prepaid trade show deposits. Property and equipment remained at $489,000, with year-to-date depreciation equaling new asset purchases. Capitalized software decreased 9.2% from $2,966,000 at December 31, 2003 to $2,693,000 at March 31, 2004 despite additional capitalization of $74,000 in development costs due to year-to-date amortization expense of $347,000. Intangible assets of $1,029,000 at December 31,2003 relate to the $1,200,000 acquisition of Connect-Care technology and customer relationship intangibles, net of $229,000 in amortization expense.

Accounts payable increased 62.5% from $568,000 at December 31, 2003 to $923,000 at March 31, 2004 due to the timing of payment of certain payables. Deferred revenue increased 11.6% from $1,429,000 at December 31, 2003 to $1,594,000 at March 31, 2004 due to increases in and the timing of billing for annual maintenance renewals. Accrued employee compensation decreased 40.0% from $368,000 at December 31, 2003 to $221,000 at March 31, 2004 due to the payment of commissions accrued at year end and lower first quarter accruals, consistent with the decrease in revenue. Borrowings at March 31, 2004 remained at $500,000 due to the initial draw on the Company’s Line of Credit with RBC Centura. Other accrued liabilities decreased 53.4% from $532,000 at December 31, 2003 to $248,000 at March 31, 2004 primarily due to a decrease in the accrued VAT payable in the UK consistent with decreased revenue.

Liquidity and Capital Resources

As of March 31, 2004, the balance of cash and cash equivalents was $1,711,000 compared to $2,704,000 at December 31, 2003.

During the year 2003, 55.2% of our total revenue was attributed to our relationship with Electronic Data Systems Ltd, a leading global services company. During the first three months of 2004, this same relationship accounted for 22.5% of total revenues. Although we have successfully completed delivery of their multi-year services project, we continue to provide additional services and receive support and maintenance revenues from this customer. Our revenues will significantly decrease from 2003 levels if the services revenue we derived from the delivered multi-year contract is not replaced with other customer accounts.

On July 29, 2003, we signed a one-year “Revolving Credit Facility” loan with RBC Centura whereby we may borrow up to $1,000,000. We had borrowings of $500,000 against the line of credit as of March 31, 2004. The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at our option. The weighted average interest rate for the three months ended March 31, 2004 was 4.10%. The first $500,000 of the Revolving Facility is available on a non-formula basis. Once advances under the Revolving Facility exceed $500,000, any advances are based on a borrowing base of 75% of eligible accounts receivable as determined by a certified borrowing base report. The loan is secured by the assets of the Company. The Company must comply with certain financial covenants per the terms of the agreement. As of March 31, 2004, the Company was in compliance with the required covenants.

Our future capital requirements will depend on many factors, including our ability to obtain positive cash flows, market acceptance of our products, and the timing and extent of spending to support product development efforts and expansion of sales and marketing. Our future capital needs will be highly dependent upon our ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. At the end of April 2004, we implemented cost-cutting measures throughout the organization, designed to reduce costs while maintaining our ability to deliver license revenues and maintain customer satisfaction. However, if we are unable to fund expenses from operations or obtain the necessary additional capital, we may be required to reduce the scope of planned product development and sales and marketing efforts, as well as further reduce the size of current staff, all of which could have a material adverse effect on our business, financial condition, and ability to reduce losses or generate profits.

We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposures of varying correlations and volatilities, including interest rate risk and foreign exchange rate risk. Currently, the Company maintains its cash position in money market funds and other bank accounts. The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets. Although a decrease in interest rates could reduce our interest income, at this time management does not believe a change in interest rates will materially affect the Company’s financial position or results of operations.

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

The Company manages the risk by monitoring on a regular basis the fluctuations in foreign currency exchange rates as they relate to our UK Subsidiary, and attempts to take action if the foreign currency exchange rate would result in a material impact to the Company’s financial statements upon translation from the local currency, the British pound, to the US Dollar. The action taken in these instances by the Company is to move the currency from the UK Subsidiary to the Company’s headquarters when doing so would be beneficial for the Company.

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
                Not Applicable

Item 3.    Defaults Upon Senior Securities
                Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
                Not Applicable

Item 5.    Other Information
                Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibit 10.33 Waiver and First Amendment to Secured Loan Agreement dated July 29, 2003, by the Company in favor of RBC Centura.

Exhibit 31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

b.	Reports of Form 8-K filed during the quarter ended March 31, 2004:

On February 10, 2004, Firstwave filed a current report on Form 8-K with the press release of February 10, 2004 reporting financial results for the fourth quarter of 2003 and year ending 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE: May 13, 2004

/s/ Judith A. Vitale

Judith A. Vitale Chief Financial Officer (Principal Financial Officer)