Form 10-Q
period 2004-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2004-08-13
CIK 897078

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

COMMISSION FILE NUMBER 0-21202

FIRSTWAVE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58‑1588291
(State of incorporation)	(IRS Employer ID #)

2859 Paces Ferry Road, Suite 1000
Atlanta, GA  30339
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

Yes  X    No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                Outstanding as of August 10, 2004:

                                Common Stock, no par value           2,693,623 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended June 30, 2004

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
 Consolidated Balance Sheet
(in thousands)

	Dec 31,	June 30,
	2003	2004
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,704	$1,861
Accounts receivable, less allowance for
doubtful accounts of $98 and $97, respectively	1,230	779
Prepaid marketing expenses	200	817
Other prepaid expenses	791	965
Total current assets	4,925	4,422

Property and equipment, net	489	403
Software development costs, net	2,966	2,408
Intangible assets	1,029	914
Goodwill	2,398	2,400
Total assets	$11,807	$10,547

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$568	$672
Deferred revenue	1,429	1,240
Accrued employee compensation and benefits	368	199
Borrowings	500	500
Dividends payable	41	43
Other accrued liabilities	532	235
Total current liabilities	3,438	2,889

Shareholders' equity	8,369	7,658
Total liabilities and shareholders' equity	$11,807	$10,547

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
 Consolidated Statement of Operations
 (in thousands, except per share amounts)
 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004

Net Revenues
Software	$772	$927	$2,379	$1,268
Services	1,517	711	3,657	1,333
Maintenance	690	698	1,219	1,362
Other	11	29	16	63
	2,990	2,365	7,271	4,026
Cost and Expenses
Cost of revenues
Software	189	318	479	689
Services	796	622	1,749	1,242
Maintenance	172	116	313	257
Other	11	27	16	53
Sales and marketing	976	618	2,077	1,392
Product development	267	313	506	673
General and administrative	438	489	1,221	989
	2,849	2,503	6,361	5,295

Operating income/(loss)	141	(138)	910	(1,269)

Interest income/(expense)	9	(4)	20	(5)
Income/(loss) before income taxes	150	(142)	930	(1,274)
Income taxes	0	0	(1)	0
Net income/(loss)	$150	($142)	$929	($1,274)

Dividends on preferred stock	(55)	(58)	(110)	(113)

Net income/(loss) applicable to
common shareholders	$95	($200)	$819	($1,387)

Basic:
Earnings/(loss) per share	$0.04	($0.07)	$0.33	($0.52)
Weighted average shares	2,632	2,682	2,505	2,676

Diluted:
Earnings/(loss) per share	$0.04	($0.07)	$0.28	($0.52)
Weighted average shares	3,460	2,682	3,354	2,676

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Six Months Ended June 30, 2004

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	loss	Deficit	Total

Balance at December 31, 2003	2,672,728	$13	27,020	$2,333	$25,691		($400)	($19,268)	$8,369

Issuance of Series D Preferred Stock			7,000	680					$680

Exercise of common stock options	2,292				4				4

Issuance of common stock	18,411				44				44

Dividends					(113)				(113)

Comprehensive loss
Net loss						(1,274)		(1,274)	(1,274)
Foreign currency translation adjustment						(52)	(52)		(52)
Comprehensive loss						(1,326)

Balance at June 30, 2004	2,693,431	$13	34,020	$3,013	$25,626		($452)	($20,542)	$7,658

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2003	June 30, 2004

Cash flows provided by/(used in) operating activities	$1,338	($1,181)

Cash flows from investing activities
Software development costs	(1,510)	(94)
Purchases of property and equipment, net	(74)	(86)
Acquisition of Connect-Care	(178)	0
Net cash used in investing activities	(1,762)	(180)

Cash flows from financing activities
Proceeds from issuance of preferred stock	0	680
Proceeds from issuance of common stock	193	5
Payment of dividends on preferred stock	(111)	(111)
Net cash provided by financing activities	82	574

Foreign currency translation adjustment	(49)	(56)

Increase/(decrease) in cash and cash equivalents	(391)	(843)
Cash and cash equivalents, beginning of period	3,779	2,704
Cash and cash equivalents, end of period	$3,388	$1,861

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1	$0

Cash paid for interest	$0	$11

Supplemental schedule of noncash investing and
  financing activities:

The Company acquired Connect-Care, Inc. on March 3, 2003 in a transaction whereby Connect Care merged into a subsidiary of the Company in exchange for 200,000 shares of Firstwave common stock.  At the time of the acquisition, Connect Care had liabilities of $624,244 which, by virtue of the merger, became liabilities of our new wholly owned subsidiary, Connect-Care, Inc.

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
June 30, 2004

1.      Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a global provider of strategic CRM solutions specifically designed for the Sports and High Technology industries.  Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience.  Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information.  Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), First Sports, Firstwave Technology and TakeControl.

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

2.     Use of estimates and Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Examples of estimates which require management’s judgment include revenue recognition, accounts receivable reserve, valuation of long-lived assets and intangible assets, and goodwill.  Management bases its estimates on historical experience and on other various factors which are believed to be reasonable under the circumstances.  All accounting estimates and the basis for these estimates are discussed among the Company’s senior management and members of the Audit Committee. Actual results could differ from those estimates.

Critical Accounting Policies
The Company believes that the following accounting policies are critical to understanding the consolidated financial statements:

  Revenue Recognition
  Capitalization of Software Development Costs
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

The revenue for the customization or implementation services is recognized as the services are provided and earned.  Revenue is allocated to software and services based on vendor specific objective evidence of fair values.  Because the software is a stand-alone product that can be used for the customer’s purpose upon installation, and because any services performed have insignificant effect on the functionality of the software, services revenues are accounted for separately in accordance with Paragraph 69 of SOP 97-2.

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

The Company has agreements with customers, particularly relating to sporting events, whereby it will recognize revenue at a future date based on a per-ticket or per-fan membership basis. The amount the Company will receive per ticket or membership is variable, but is pre-determined in the terms of the agreements. Although tickets may be sold in advance of the event, the Company will recognize these revenues after the events occur.  During the second quarter of 2004, we did not recognize any revenues from ticketing or fan memberships.

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

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.  During the second quarter of 2004, the Company entered into agreements with three customers which involved an exchange of software licenses, services, and/or maintenance for marketing sponsorships.  In two of the agreements, the payments involved both cash and exchanges for marketing sponsorships. The total revenue recorded in the second quarter of 2004 related to these transactions was $855,000 in software license revenue and $64,000 in services revenue. These three agreements represented $451,000 in accounts receivable, $635,000 in prepaid marketing expenses, and $167,000 in deferred revenue during the second quarter of 2004.  The deferred revenue will be recognized as services revenues when the services are performed and as maintenance revenues ratably over the term of the maintenance agreement. The prepaid marketing expense of $635,000 is reflected in other assets on the Company’s balance sheet. The sponsorship packages include “Official CRM Supplier” designations, rights to use customer logos in marketing materials, links to client websites, and tickets, hospitality packages, and ads in programs of specific future sporting events.  These prepaid items will be shown as marketing expenses ratably over the term of the agreement as it relates to an Official Designation or when the future sporting event occurs.

The designation of “Official CRM Supplier” and other sponsorship benefits supports the Company’s marketing strategy and brand awareness efforts.  Firstwave has an official designation with the Rugby Football Union, the ChampionsWorld Soccer Series, the Arena Football League, the Atlanta Sports Council, the Chick-fil-A Peach Bowl and iSe Hospitality.  Within the Sports Industry, sponsorships are a common tool for a company to promote its goods and/or services with a popular organization or event.

These types of designations provide two primary benefits.  First, the Company receives recognition in the general marketing and advertising that the organization or event executes, thereby helping to promote and identify our brand in the market.  As a sponsor, we receive advertising and logo placement within event programs, on-site signage such as field boards, and additional forms of awareness opportunities.

In addition, we are able to capitalize upon on relationship with the organization through the use of the organization’s marks and logos in our marketing materials.  We believe this helps establish our credibility when we attend conferences, generates publicity when announcing the sponsorship and helps open doors for sales contacts. Organizations in the sports industry keep a close watch on each other’s sponsors, partners and vendors.  We plan to continue to maximize our association with these high profile organizations and search out additional opportunities that help distinguish our brand in the market, and to use these relationships and opportunities in our marketing materials and campaigns to increase market awareness and generate future revenue producing opportunities.

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

Goodwill and other intangibles
In accordance with SFAS No 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment.  Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss.  SFAS No 142 prescribes a two-phase approach for impairment testing of goodwill.  The first phase screens for impairment; while the second phase (if necessary) measures the impairment.  Goodwill was evaluated for impairment during the second quarter of 2004 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill.

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through certain customers. The customer accounts receivable which represented more than 10% of total accounts receivable are shown below.

	Dec 31,	June 30,
	2003	2004
sports coach UK	65.3%	4.3%
Rugby Football Union	2.9%	49.1%
iSe Hospitality	0.0%	16.1%
The Football Association	0.0%	12.3%

Significant Customer
The table below identifies customers who contributed more than 10% of total revenue for each period shown.

	Qtr ending	Qtr ending
	June 30,	June 30,
	2003	2004
Electronic Data Systems, Ltd.	46.6%	12.1%
Rugby Football Union	0.0%	30.9%

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

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation."  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income/(loss) applicable to common
shareholders, as reported	$95	$(200)	$819	$(1,387)

Stock based employee compensation, net of related
tax effects under the fair value based method	148	522	277	694
Net income/(loss) applicable to common
shareholders, as adjusted	$(53)	$(722)	$542	$(2,081)

Earnings/(loss) per share:
Basic - as reported	$0.04	$(0.07)	$0.33	$(0.52)
Basic - as adjusted	$(0.02)	$(0.27)	$0.22	$(0.78)

Diluted - as reported	$0.04	$(0.07)	$0.28	$(0.52)
Diluted - as adjusted	$0.00	$(0.27)	$0.19	$(0.78)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the quarters ended June 30, 2003 and June 30, 2004, respectively: dividend yield of 0% for both quarters; expected volatility of 145% and 130%, and risk-free interest rate of 2.55% and 3.72%. For the six month period ended June 30, 2003 and June 30, 2004, respectively; the assumptions used were dividend yield of 0% for both years; average expected volatility of 146% and 132%, and average risk-free interest rate of 2.73% and 3.36%.

The increase in the compensation expense from $148,000 in the second quarter of 2003 compared to $522,000 in the second quarter of 2004 is primarily due to options issued during the second quarter of 2004 that were immediately vested.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and six month periods ended June 30, 2003 and June 30, 2004, as the Company established a full valuation allowance for its net deferred tax assets.

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

Shown below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share data):

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(142)			$(1,274)
Less: Preferred Stock Dividends	(58)			(113)

Basic EPS
Loss applicable to common shareholders	$(200)	2,682	$(0.07)	$(1,387)	2,676	$(0.52)

Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	58	703		113	684
Stock Options		18			24
	58	740		113	727
Diluted EPS
Loss applicable to common shareholders	$(200)	2,682	$(0.07)	$(1,387)	2,676	$(0.52)

(1) Not included because anti-dilutive

	For the Three Months Ended			For the Six Months Ended
	June 30, 2003			June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$150			$929
Less: Preferred Stock Dividends	(55)			(110)

Basic EPS
Income applicable to common shareholders	$95	2,632	$0.04	$819	2,505	$0.33

Effect of Dilutive Securities
Warrants		19			19
Convertible Preferred Stock	55	665		110	665
Stock Options		144			165
	55	828		110	849
Diluted EPS
Income applicable to common shareholders	$150	3,460	$0.04	$929	3,354	$0.28

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

4.      Acquisition

On March 3, 2003, Firstwave acquired Connect‑Care, Inc., a provider of CRM software solutions for software companies.  Connect‑Care was acquired pursuant to a merger agreement dated March 3, 2003 (the “Merger Agreement”) by and among Firstwave, CC Subsidiary, Inc., a wholly‑owned subsidiary of Firstwave (“Merger Sub”), Connect‑Care, and certain shareholders of Connect‑Care.  Pursuant to the Merger Agreement, Merger Sub merged with and into Connect‑Care, and Connect‑Care, which was the surviving corporation in the Merger, became a wholly owned subsidiary of Firstwave. The results of Connect-Care’s operations have been included in the Company’s financial statements since March 3, 2003.

The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1, 2003 (in thousands, except per share data):

	For the Six Months Ended
	June 30,
	2003	2004

Revenues	$7,618	$4,026

Net income/(loss) applicable
to common shareholders	$395	$(1,387)

Earnings/(loss) per share
Basic	$0.15	$(0.52)
Diluted	$0.15	$(0.52)

5.     Goodwill and Intangibles

The primary objective of the Connect‑Care acquisition was to acquire the customer relationships of the customer base of Connect‑Care and, to a lesser degree, to acquire utilization of Connect‑Care technology.  Of the $3,410,000 purchase price, $300,000 was assigned as an estimated fair value to the intangible asset Connect‑Care technology with an estimated useful life of three years, $900,000 was assigned as an estimated fair value to the intangible asset Connect‑Care customer relationships with an estimated useful life of seven years, and $2,210,000 was assigned to goodwill.  The value assigned to customer relationships was based on potential future revenues that may be derived from such customer relationships. We believe this goodwill reflects such matters as (but not limited to) personnel obtained in the acquisition, new customer opportunities that we will have as a result of our involvement with the acquired customers, relationships we will develop through the acquisition, and expertise and name recognition we will receive through this acquisition. Goodwill will be evaluated periodically for impairment in accordance with SFAS 142 “Goodwill and Other Intangible Assets.”

The weighted average amortization period for these intangible assets subject to amortization is six years. There are no significant residual values in the intangible assets.  The Company began amortization of the intangible assets effective April 1, 2003.  Goodwill was evaluated for impairment during the second quarter of 2004 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill.

The following table presents details of acquired intangible assets (in thousands):
	December 31, 2003		June 30, 2004
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$75	$300	$125
Connect-Care Customer Relationships	900	96	900	161
Total	$1,200	$171	$1,200	$286
Aggregate Amortization Expense
For the six months ended June 30, 2004	$115

Estimated Amortization Expense
For year ended December 31, 2004	$229
For year ended December 31, 2005	$229
For year ended December 31, 2006	$154
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129

6.     Borrowings

On July 29, 2003, the Company signed a one-year “Revolving Credit Facility” loan with RBC Centura whereby the Company was able to borrow up to $1,000,000.  The Company had borrowings of $500,000 against the line of credit as of June 30, 2004. The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at our option. The weighted average interest rate for the three months ended June 30, 2004 was 4.10%.  The first $500,000 of the Revolving Facility is available on a non-formula basis. Once advances under the Revolving Facility exceed $500,000, any advances are based on a borrowing base of 75% of eligible accounts receivable as determined by a certified borrowing base report.  The loan is secured by the assets of the Company.  The Company must comply with certain financial covenants per the terms of the agreement.  As of June 30, 2004, the Company was in compliance with the required covenants.

7.     Preferred Stock

During June 2004, the Company issued 7,000 shares of Series D Convertible Preferred Stock in a private placement. The Company received $700,000 in gross proceeds and incurred approximately $20,000 in expenses related to this offering.  The Preferred Stock has voting rights and accumulates dividends at an annual rate of 9%, payable monthly in cash or shares of common stock, and is convertible at the holder’s option into Common Stock of the Company at anytime after June 15, 2005, at a conversion rate of $3.00 per share of Common Stock.  The Series D Convertible Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends.

8.     Related Party Transactions

The President and COO of the Company participated in the Series D Convertible Preferred Stock offering during June 2004 purchasing 300 shares of Series D Convertible Preferred Stock for a total investment of $30,000. He will be paid monthly dividends of  $225.  The Chairman and CEO of the Company is paid $16,875 monthly for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

9.     Subsequent Events

On July 29, 2004, the Company renewed its Revolving Line of Credit with RBC Centura.  The renewal was made on the terms and conditions set forth in the original Loan Agreement dated July 29, 2003 with the following modifications: the principal amount was decreased from a maximum of $1,000,000 to a maximum of $500,000, no margin formula or certified borrowing base is required for any borrowings under the Line of Credit, and the maturity date was extended to July 27, 2005.Under the terms of the original Loan Agreement, the Company is required to maintain a balance of $750,000 in a depository account with RBC Centura for the term of the credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  This section contains forward-looking statements that reflect management’s expectations, estimates, and projections for future periods based on information (financial and otherwise) available to management as of the end of the period covered by this Quarterly Report.  These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”.  Actual events and results may differ from the results anticipated by the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those items discussed under the caption "Certain Factors Affecting Forward-Looking Statements" presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview
Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a global provider of strategic CRM solutions specifically designed for the Sports and High Tech industries.  Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience.  Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information.  Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), First Sports, Firstwave Technology and TakeControl.

Results of Operations
Total revenues decreased 20.9% from $2,990,000 in the second quarter of 2003 to $2,365,000 in the second quarter of 2004 primarily due to decreased services revenues partially offset by increased software revenue.  As of June 30, 2004, total revenues decreased 44.6% from $7,271,000 in 2003 to $4,026,000 in 2004 due to decreases in software and services revenue. The primary cause of the decrease in total revenues is due to diminished revenue from our relationship with Electronic Data Systems, Ltd., which contributed 61.5% of our total revenue during the first six months 2003, compared to 16.4% of total revenue during the first six months of 2004.  Although we successfully completed implementation of the multi-year services project for Electronic Data Systems, Ltd. during 2003, we continue to provide additional services and support and maintenance to this customer.  During the second quarter of 2004 two customers represented 43.0% of total revenues: Rugby Football Union representing 30.9% and Electronic Data Systems, Ltd. representing 12.1%.

We believe that by concentrating on vertical markets to increase prospects for our solutions in our pipeline with targeted companies, we may begin to transition our revenue stream away from dependence on a few large customers.  The vertical markets we are currently targeting are high technology and sports and entertainment.

Software revenues increased 20.1% from $772,000 in the second quarter of 2003 to $927,000 in the second quarter of 2004 primarily due to licensing of our new Sports and Entertainment solution. There were no software revenues from our Sports solution in the second quarter of 2003. As of June 30, 2004, software revenue decreased 46.7% from $2,379,000 in 2003 to $1,268,000 in 2004. During the first quarter of 2003, we recognized a large software license agreement with Electronic Data Systems, Ltd.  Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

During the second quarter of 2004, the Company entered into agreements with three customers which involved an exchange of software licenses, services, and/or maintenance for marketing sponsorships.  In two of the agreements, the payments involved both cash and exchanges for marketing sponsorships. The total revenue recorded in the second quarter of 2004 related to these transactions was $855,000 in software license revenue and $64,000 in services revenue. These three agreements represented an additional $451,000 in accounts receivable, $635,000 in prepaid marketing expenses, and $167,000 in deferred revenue during the second quarter of 2004.  The deferred revenue will be recognized as services revenues when the services are performed and as maintenance revenues ratably over the term of the maintenance agreement. The prepaid marketing expense of $635,000 is reflected in other assets on the Company’s balance sheet. The sponsorship packages include “Official CRM Supplier” designations, rights to use customer logos in marketing materials, links to client websites, and tickets, hospitality packages, and ads in programs of specific future sporting events.  These prepaid items will be shown as marketing expenses ratably over the term of the agreement as it relates to an Official Designation or when the future sporting event occurs.

The designation of “Official CRM Supplier” and other sponsorship benefits supports the Company’s marketing strategy and brand awareness efforts.  Firstwave has an official designation with the Rugby Football Union, the ChampionsWorld Soccer Series, the Arena Football League, the Atlanta Sports Council, the Chick-fil-A Peach Bowl and iSe Hospitality.  Within the Sports Industry, sponsorships are a common tool for a company to promote its goods and/or services with a popular organization or event.

These types of designations provide two primary benefits.  First, the Company receives recognition in the general marketing and advertising that the organization or event executes, thereby helping to promote and identify our brand in the market.  As a sponsor, we receive advertising and logo placement within event programs, on-site signage such as field boards, and additional forms of awareness opportunities.

In addition, we are able to capitalize upon our relationship with the organization through the use of the organization’s marks and logos in our marketing materials.  We believe this helps establish our credibility when we attend conferences, generates publicity when announcing the sponsorship and helps open doors for sales contacts. Organizations in the sports industry keep a close watch on each other’s sponsors, partners and vendors.  We plan to continue to maximize our association with these high profile organizations and search out additional opportunities that help distinguish our brand in the market, and to use these relationships and opportunities in our marketing materials and campaigns to increase market awareness and generate future revenue producing opportunities.

Services revenues decreased 53.1% from $1,517,000 in the second quarter of 2003 to $711,000 in the second quarter of 2004, and as of June 30, 2004, decreased 63.6% from $3,657,000 in 2003 to $1,333,000 in 2004.  Although we  successfully completed implementation of the multi-year services project for Electronic Data Systems, Ltd during 2003, we continue to provide additional services to this customer.  Our services revenues will significantly decrease from 2003 levels if the services revenues we derived from the multi-year contract is not replaced with other customer accounts. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues increased 1.2% from $690,000 during the second quarter of 2003 to $698,000 in the second quarter of 2004.  As of June 30, 2004, maintenance increased 11.7% from $1,219,000 in 2003 to $1,362,000 in 2004. The year to date increase is due to the addition of maintenance revenues from the Connect-Care acquisition and additional revenues associated with the CRM product line, including First Sports.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

Cost of software revenues increased 68.3% from $189,000 in the second quarter of 2003 to $318,000 in the second quarter of 2004 and as of June 30, 2004, increased 43.8% from $479,000 in 2003 to $689,000 in 2004 due to increased amortization expense related to the June 30, 2003 release of Firstwave CRM Version 10 and Firstwave IDE. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. Cost of software as a percentage of software revenues increased from 24.5% in the second quarter of 2003 to 34.3% the second quarter of 2004. The decrease in software margin is primarily due to the increase in amortization of capitalized software expense related to the release of Firstwave CRM Version 10 and Firstwave IDE partially offset by the increase in software revenue.

Cost of revenues for services decreased 21.9% from $796,000 in the second quarter of 2003 to $622,000 in the second quarter of 2004 and as of June 30, 2004, decreased 29.0% from $1,749,00 in 2003 to $1,242,000 in 2004.  These decreases are primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues increased from 52.5% in the second quarter of 2003 to 87.5% in the second quarter of 2004 primarily due to certain fixed personnel costs, which at lower revenue levels result in a decrease in the services revenue margin.

Cost of revenues for maintenance decreased 32.6% from $172,000 in the second quarter of 2003 to $116,000 in the second quarter of 2004 and as of June 30, 2004, decreased 17.9% from $313,000 in 2003 to $257,000 in 2004.  These decreases are due to decreases in payroll costs associated with a reduction in the number of maintenance personnel. The cost of revenues for maintenance as a percentage of maintenance revenue decreased from 24.9% in the second quarter of 2003 to 16.6% in the second quarter of 2004 due to the decreases in cost of revenues for maintenance.

Sales and marketing expense decreased 36.7% from $976,000 in the second quarter of 2003 to $618,000 in the second quarter of 2004 and as of June 30, 2004, decreased 33.0% from $2,077,000 in 2003 to $1,392,000 in 2004.  The decreases are the result of decreases in payroll expenses, telemarketing costs, and costs relating to investor relations.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 58.5% from $802,000 in the second quarter of 2003 to $333,000 in the second quarter of 2004 and as of June 30, 2004, decreased 62.0% from $2,016,000 in 2003 to $767,000. The decreases are primarily related to a decrease in payroll costs and expenses associated with outside contractors related to the development of CRM Version 10 and the IDE, both of which were released in June 2003.  Software development costs capitalized during the three and six months ended June 30, 2003 were $534,000 and $1,509,000 respectively and for the three and six months ended June 30, 2004 were $20,000 and $94,000 respectively.  A net realizable analysis was performed at June 30, 2004 in accordance SFAS 86. It was determined that the unamortized capitalized software does not exceed its net realizable value; therefore, no impairment loss was recorded.

General and administrative expenses increased 11.6% from $438,000 in the second quarter of 2003 to $489,000 in the second quarter of 2004 primarily due to an unfavorable foreign currency exchange rate during the second quarter of 2004 partially offset by decreased payroll and professional services. As of June 30, 2004, general and administrative expenses decreased 19.0% from $1,221,000 in 2003 to $989,000 in 2004. The year-to-date decrease is primarily due to decreases in payroll costs and fluctuations in the foreign currency exchange rate.

Dividends on preferred stock increased slightly from $55,000 in the second quarter of 2003 to $58,000 in the second quarter of 2004 due to pro-rated dividends related to the issuance of $700,000 of Series D Convertible Preferred Stock in June of 2004.

The above factors combined to result in net loss of  $200,000 in the second quarter of 2004 compared to  net income of $95,000 in the second quarter of 2003.  Net income per basic and diluted share was $0.04 for the second quarter of 2003 compared to a net loss of $0.07 per basic and diluted share for the second quarter of 2004.  At June 30, 2003, the number of basic weighted average shares outstanding were 2,632,000 compared to 2,682,000 at June 30, 2004.

Balance Sheet

Net accounts receivable decreased 36.7% from $1,230,000 at December 31, 2003 to $779,000 at June 30, 2004 primarily due to the collection of outstanding receivables and lower software license revenues invoiced. Prepaid marketing expenses increased 308.5% from $200,000 at December 31, 2003 to $817,000 at June 30, 2004 due to an increase in prepaid expenses related to sports sponsorships. Other prepaid expenses increased 22.0% from $791,000 at December 31, 2003 to $965,000 at June 30, 2004, primarily due to an increase in prepaid expenses related to third party software royalties.  Property and equipment decreased 17.6% from $489,000 at December 31, 2003 to $403,000 at June 30, 2004 as a result of year-to-date depreciation partially offset by new asset purchases.  Capitalized software decreased 18.8% from $2,966,000 at December 31, 2003 to $2,408,000 at June 30, 2004 due to additional capitalization of $94,000 in development costs offset by to year-to-date amortization expense of $652,000.  Intangible assets decreased 11.2% from $1,029,000 at December 31,2003 to $914,000 at June 30, 2004 due to $115,000 in year-to-date amortization expense.

Accounts payable increased 18.3% from $568,000 at December 31, 2003 to $672,000 at June 30, 2004 due to the timing of payment of certain payables. Deferred revenue decreased 13.2% from $1,429,000 at December 31, 2003 to $1,240,000 at June 30, 2004 due to six months of revenue recognition of annual maintenance contracts billed in advance at year end, offset by billings and amortization of current year annual maintenance renewals.  Accrued employee compensation decreased 45.9% from $368,000 at December 31, 2003 to $199,000 at June 30, 2004 due to the payment of commissions and incentives during the first six months of 2004 which were accrued at year end 2003 and lower second quarter 2004 incentive accruals. Borrowings at June 30, 2004 remained at $500,000, the initial draw on the Company’s Line of Credit with RBC Centura. Other accrued liabilities decreased 55.8% from $532,000 at December 31, 2003 to $235,000 at June 30, 2004 primarily due to a decrease in and timing of the accrued VAT payable in the UK.

Liquidity and Capital Resources

As of June 30, 2004, the balance of cash and cash equivalents was $1,861,000 compared to $2,704,000 at December 31, 2003.

During the year 2003, 55.2% of our total revenue was attributed to our relationship with Electronic Data Systems Ltd, a leading global services company.  During the first six months of 2004, this same relationship accounted for 16.4% of total revenues.  Although we successfully completed implementation of their multi-year services project, we continue to provide additional services and receive support and maintenance revenues from this customer.  Our revenues could significantly decrease from 2003 levels if the services revenue we derived from the delivered multi-year contract is not replaced with other customer accounts.

On July 29, 2003, we signed a one-year “Revolving Credit Facility” loan with RBC Centura whereby we were able to borrow up to $1,000,000. On July 29, 2004, the Company renewed its Revolving Line of Credit with RBC Centura, which lowered the maximum amount we may borrow under the facility to a maximum of $500,000. We had borrowings of $500,000 against the line of credit as of June 30, 2004. The Revolving Facility bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at our option. The weighted average interest rate for the three months ended June 30, 2004 was 4.10%.  The Revolving Line of Credit is available on a non-formula basis. All loans under the facility are secured by the assets of the Company.  The maturity date is July 27, 2005.  The Company must comply with certain financial covenants per the terms of the agreement.  As of June 30, 2004, the Company was in compliance with the required covenants.

During June 2004, the Company issued 7,000 shares of Series D Convertible Preferred Stock in a private placement. The Company received $700,000 in gross proceeds and incurred approximately $20,000 in expenses related to this offering.  The Company intends to use the net proceeds of the Series D Convertible Preferred Stock for working capital and general corporate purposes including further marketing and sales efforts in connection with its vertical market strategy in the Sports and Entertainment industry.

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

The Company manages the currency fluctuation risk by monitoring on a regular basis the foreign currency exchange rates as they relate to our UK Subsidiary, and attempts to take action if the foreign currency exchange rate would result in a material impact to the Company’s financial statements upon translation from the local currency, the British pound, to the US Dollar.  The action taken in these instances by the Company is to move the currency from the UK Subsidiary to the Company’s headquarters when doing so would be beneficial for the Company.

Item 4.   Controls and Procedures

Based on their most recent evaluation, which was completed in consultation with management as of the end of the period covered by the filing of this Form 10‑Q, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10‑Q and other Exchange Act filings.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
                Not Applicable

Item 2.    Changes in Securities
                Not Applicable

Item 3.    Defaults Upon Senior Securities
                Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 6, 2004, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

1.  Votes cast for or withheld regarding the election of two (2) Directors for a term of three years.

Name of Nominee	Votes For	Votes Withheld	Non-votes
David R. Simmons	2,957,075	49,484	332,393
John N. Spencer, Jr.	2,907,979	98,580	332,393

     Both Nominees for Director were elected by a majority.

2.  Votes cast for the ratification of the classification of the director positions into three classes which will serve staggered three-year terms.

Votes For	Votes Against	Abstain	Non-votes
882,783	205,023	2,168	2,248,978

Due to broker non-votes, we were not able to complete a formal ratification from shareholders. The non-ratification has no impact on the mandate of the classification of the Board as required by the Company’s Articles of Incorporation. The Board will continue to be classified as specified in the proxy statement dated April 1, 2004.

Item 5.    Other Information
            Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibit 10.34 Second Amendment to Loan Agreement and Revolving Line of Credit Note by and between Firstwave Technologies, Inc. and RBC Centura Bank.
Exhibit 31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
b.	Reports of Form 8-K filed during the quarter ended June 30, 2004:
On April 27, 2004, Firstwave filed a current report on Form 8-K with the press release of April 27, 2004 reporting financial results for the first quarter of 2004.
On June 18, 2004, Firstwave filed a current report on Form 8-K with the press release of June 18, 2004 reporting the issuance of 7,000 shares of Series D Convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.
DATE: August 11, 2004	/s/ Judith A. Vitale Judith A. Vitale Chief Financial Officer (Principal Financial Officer)