Form 10-Q
period 2004-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 2004-11-15
CIK 897078

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER  30, 2004

COMMISSION FILE NUMBER 0-21202

FIRSTWAVE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58‑1588291
(State of incorporation)	(IRS Employer ID #)

 2859 Paces Ferry Road, Suite 1000
Atlanta, GA  30339
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

                                Outstanding as of November 12, 2004:

                                Common Stock, no par value           2,693,993 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended September 30, 2004

Index

		Page No.
Part I. Financial Information
Item 1.Financial Statements
	Consolidated Balance Sheet - December 31, 2003 and September 30, 2004	3
	Consolidated Statement of Operations - For the Three and Nine Months Ended September 30, 2003 and September 30, 2004	4
	Consolidated Statement of Changes in Shareholders' Equity - For the Nine Months Ended September 30, 2004	5
	Consolidated Statement of Cash Flows - For the Nine Months Ended September 30, 2003 and September 30, 2004	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	18

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
 Consolidated Balance Sheet
(in thousands)

	Dec 31,	Sept 30,
	2003	2004
		(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$2,704	$1,273
Accounts receivable, less allowance for
doubtful accounts of $98 and $81, respectively	1,230	1,062
Prepaid marketing expenses	200	635
Other prepaid expenses	791	976
Total current assets	4,925	3,946

Property and equipment, net	489	324
Software development costs, net	2,966	2,106
Intangible assets	1,029	857
Goodwill	2,398	2,399
Total assets	$11,807	$9,632

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$568	$592
Deferred revenue	1,429	1,189
Accrued employee compensation and benefits	368	204
Borrowings	500	500
Dividends payable	41	46
Other accrued liabilities	532	208
Total current liabilities	3,438	2,739

Shareholders' equity	8,369	6,893
Total liabilities and shareholders' equity	$11,807	$9,632

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2003	2004	2003	2004

Net Revenues
Software	$640	$408	$3,019	$1,676
Services	1,045	582	4,702	1,915
Maintenance	668	651	1,887	2,013
Other	16	25	32	88
	2,369	1,666	9,640	5,692
Cost and Expenses
Cost of revenues
Software	386	321	865	1,010
Services	786	557	2,535	1,799
Maintenance	181	114	494	371
Other	16	25	32	78
Sales and marketing	991	619	3,068	2,011
Product development	507	260	1,013	933
General and administrative	630	482	1,851	1,471
	3,497	2,378	9,858	7,673
Operating loss	(1,128)	(712)	(218)	(1,981)
Interest income/(expense), net	8	(5)	28	(10)
Loss before income taxes	(1,120)	(717)	(190)	(1,991)
Income taxes	0	0	(1)	0
Net loss	($1,120)	($717)	($191)	($1,991)

Dividends on preferred stock	(55)	(71)	(165)	(184)
Net loss applicable to
common shareholders	($1,175)	($788)	($356)	($2,175)
Basic:
Loss per share	($0.44)	($0.29)	($0.14)	($0.81)
Weighted average shares	2,660	2,694	2,547	2,680
Diluted:
Loss per share	($0.44)	($0.29)	($0.14)	($0.81)
Weighted average shares	2,660	2,694	2,547	2,680
The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2004

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	loss	Deficit	Total

Balance at December 31, 2003	2,672,728	$13	27,020	$2,333	$25,691		($400)	($19,268)	$8,369

Issuance of Series D Preferred Stock			7,000	678					678

Exercise of common stock options	2,292				4				4

Issuance of common stock	18,603				44				44

Dividends					(184)				(184)

Comprehensive loss
Net loss						($1,991)		(1,991)	(1,991)
Foreign currency translation adjustment						(27)	(27)		(27)
Comprehensive loss						(2,018)

Balance at September 30, 2004	2,693,623	$13	34,020	$3,011	$25,555		($427)	($21,259)	$6,893

The accompanying notes are an integral part of these financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	Sept 30, 2003	Sept 30, 2004

Cash flows provided by/(used in) operating activities	$616	($1,724)

Cash flows from investing activities
Software development costs	(1,722)	(94)
Purchases of property and equipment, net	(89)	(87)
Acquisition of Connect-Care	(225)	0
Net cash used in investing activities	(2,036)	(181)

Cash flows from financing activities
Proceeds from issuance of preferred stock	0	678
Proceeds from issuance of common stock	232	5
Payment of dividends on preferred stock	(166)	(179)
Proceeds from borrowings	500	0
Net cash provided by financing activities	566	504

Foreign currency translation adjustment	(91)	(30)

Decrease in cash and cash equivalents	(945)	(1,431)
Cash and cash equivalents, beginning of period	3,779	2,704
Cash and cash equivalents, end of period	$2,834	$1,273

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1	$0

Cash paid for interest	$0	$17

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
September 30, 2004

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

Revenue from software product sales (other than ticketing and fan memberships described below) is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable.  The Company accrues for estimated warranty costs at the time it recognizes revenue.

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

The Company has agreements with customers, particularly relating to sporting events, whereby it will recognize revenue at a future date based on a per-ticket or per-fan membership basis. The amount the Company will receive per ticket or membership is variable, but is pre-determined in the terms of the agreements. Although tickets may be sold in advance of the event, the Company will recognize these revenues after the event occurs.  Ticketing revenue is consolidated into software revenues on the Company’s financial statements.

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

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.  During the third quarter of 2004, the Company recognized $20,000 in services revenue and maintenance revenue from non-monetary exchanges.  There were no non-monetary software license exchanges during the third quarter of 2004.  Prior to the third quarter of 2004, the Company entered into agreements with  customers which involved an exchange of software licenses, services, and/or maintenance for marketing sponsorships. The sponsorship packages include “Official CRM Supplier” designations, rights to use customer logos in marketing materials, links to client websites, tickets and hospitality packages, and ads in programs of specific future sporting events.  These prepaid items will be shown as marketing expenses ratably over the term of the agreement as it relates to an Official Designation or when the future sporting event occurs.

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

In addition, we are able to capitalize on our relationship with the organization through the use of the organization’s marks and logos in our marketing materials.  We believe this helps establish our credibility when we attend conferences, generates publicity when announcing the sponsorship and helps open doors for sales contacts. Organizations in the sports industry keep a close watch on each other’s sponsors, partners and vendors.  We plan to continue to maximize our association with these high profile organizations and to use these relationships and opportunities in our marketing materials and campaigns to increase market awareness and generate future revenue producing opportunities.

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

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment.  Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss.  SFAS 142 prescribes a two-phase approach for impairment testing of goodwill.  The first phase screens for impairment; while the second phase (if necessary) measures the impairment.  Goodwill was evaluated for impairment during the third quarter of 2004 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill.

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through certain customers. The customer accounts receivable which represented more than 10% of total accounts receivable are shown below.

	Dec 31,	Sept 30,
	2003	2004
sports coach UK	65.3%	4.2%
Rugby Football Union	2.9%	16.2%
The Football Association	0.0%	16.9%
KCI USA, Inc.	0.0%	13.3%
Northrop Grumman Public Safety	0.0%	17.7%

Significant Customer
 The table below identifies customers who contributed more than 10% of total revenue for each period shown.

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2003	2004	2003	2004
Electronic Data Systems, Ltd.	61.8%	7.7%	61.9%	13.9%
The Football Association	1.7%	16.2%	1.2%	7.5%

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

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation."  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2003	2004	2003	2004
Net loss applicable to common
shareholders, as reported	$(1,175)	$(788)	$(356)	$(2,175)

Stock based employee compensation, net of related
tax effects under the fair value based method	171	150	448	844
Net loss applicable to common
shareholders, as adjusted	$(1,346)	$(938)	$(804)	$(3,019)

Loss per share:
Basic - as reported	$(0.44)	$(0.29)	$(0.14)	$(0.81)
Basic - as adjusted	$(0.51)	$(0.35)	$(0.32)	$(1.13)

Diluted - as reported	$(0.44)	$(0.29)	$(0.14)	$(0.81)
Diluted - as adjusted	$(0.51)	$(0.35)	$(0.32)	$(1.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the quarters ended September 30, 2003 and September 30, 2004, respectively: dividend yield of 0% for both quarters; expected volatility of 141% and 128%, and risk-free interest rate of 3.14% and 3.51%. For the nine month periods ended September 30, 2003 and September 30, 2004, respectively; the assumptions used were dividend yield of 0% for both periods; average expected volatility of 144% and 130%, and average risk-free interest rate of 2.87% and 3.41%.

There were no new options granted during the third quarter of 2004.  The increase in the compensation expense from $448,000 year to date 2003 compared to $844,000 year to date 2004 is primarily due to options issued during the second quarter of 2004 that were immediately vested.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and nine month periods ended September 30, 2003 and September 30, 2004, as the Company established a full valuation allowance for its net deferred tax assets.

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

Shown below is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

	For the Three Months Ended			For the Nine Months Ended
	Sept 30, 2004			Sept 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(717)			$(1,991)
Less: Preferred Stock Dividends	(71)			(184)
Basic EPS
Loss applicable to common shareholders	$(788)	2,694	$(0.29)	$(2,175)	2,680	$(0.81)
Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	71	898		184	755
Stock Options		3			25
	71	920		184	799
Diluted EPS
Loss applicable to common shareholders	$(788)	2,694	$(0.29)	$(2,175)	2,680	$(0.81)
(1) Not included because anti-dilutive
	For the Three Months Ended			For the Nine Months Ended
	Sept 30, 2003			Sept 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(1,120)			$(191)
Less: Preferred Stock Dividends	(55)			(165)
Basic EPS
Loss applicable to common shareholders	$(1,175)	2,660	$(0.44)	$(356)	2,547	$(0.14)
Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	55	665		110	665
Stock Options		61			132
	55	745		110	816
Diluted EPS
Loss applicable to common shareholders	$(1,175)	2,660	$(0.44)	$(356)	2,547	$(0.14)
(1) Not included because anti-dilutive

Foreign currency translation
The financial statements of the Company's international subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period.  Currency transaction gains or losses are included in the results of operations as general and administrative expenses in the Company’s financial statements.  Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss in shareholders' equity.

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

The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred as of January 1, 2003 (in thousands, except per share data):

	For the Nine Months Ended
	Sept 30,
	2003	2004

Revenues	$9,987	$5,692

Net loss applicable
to common shareholders	$(780)	$(2,175)

Loss per share
Basic	$(0.30)	$(0.81)
Diluted	$(0.30)	$(0.81)

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

The weighted average amortization period for these intangible assets subject to amortization is six years. There are no significant residual values in the intangible assets.  The Company began amortization of the intangible assets effective April 1, 2003.  Goodwill was evaluated for impairment during the third quarter of 2004 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill.

The following table presents details of acquired intangible assets (in thousands):

	December 31, 2003		September 30, 2004
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$75	$300	$150
Connect-Care Customer Relationships	900	96	900	193
Total	$1,200	$171	$1,200	$343
Aggregate Amortization Expense
For the nine months ended Sept 30, 2004	$172

Estimated Amortization Expense
For year ended December 31, 2004	$229
For year ended December 31, 2005	$229
For year ended December 31, 2006	$154
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129

6.      Borrowings

On July 29, 2004, the Company renewed its Revolving Line of Credit with RBC Centura.  The renewal was made on the terms and conditions set forth in the original Loan Agreement dated July 29, 2003 with the following modifications: the principal amount was decreased from a maximum of $1,000,000 to a maximum of $500,000, no margin formula or certified borrowing base is required for any borrowings under the Line of Credit, and the maturity date was extended to July 27, 2005. The Company had borrowings of $500,000 against the line of credit as of September 30, 2004.

The Revolving Line of Credit bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at our option. The weighted average interest rate for the three months ended September 30, 2004 was 4.5%.   The Company must comply with certain financial covenants per the terms of the agreement, including maintaining a balance of $750,000 in a depository account with RBC Centura for the term of the credit facility. As of September 30, 2004, the Company was in compliance with the required covenants.

7.      Preferred Stock

During June 2004, the Company issued 7,000 shares of Series D Convertible Preferred Stock in a private placement. The Company received $700,000 in gross proceeds and incurred approximately $22,000 in expenses related to this offering.  The Preferred Stock has voting rights and accumulates dividends at an annual rate of 9%, payable monthly in cash or shares of common stock, and is convertible at the holder’s option into Common Stock of the Company at anytime after June 15, 2005, at a conversion rate of $3.00 per share of Common Stock.  The Series D Convertible Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends.

8.      Related Party Transactions

The President and COO of the Company participated in the Series D Convertible Preferred Stock offering during June 2004 purchasing 300 shares of Series D Convertible Preferred Stock for a total investment of $30,000. He is paid monthly dividends of  $225.  The Chairman and CEO of the Company is paid $16,875 monthly for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  This Report contains forward-looking statements that reflect management’s expectations, estimates, and projections for future periods based on information (financial and otherwise) available to management as of the end of the period covered by this Quarterly Report.  These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”.  Actual events and results may differ from the results anticipated by the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those items discussed under the caption "Certain Factors Affecting Forward-Looking Statements" presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other factors discussed in the Company’s press releases and other Reports filed with the Securities and Exchange Commission.

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

Results of Operations
Total revenues decreased 29.7% from $2,369,000 in the third quarter of 2003 to $1,666,000 in the third quarter of 2004 primarily due to decreased software and services revenues.  For the nine months ended September 30th, total revenues decreased 41.0% from $9,640,000 in 2003 to $5,692,000 in 2004 due to decreases in software and services revenue. The primary cause of the decrease in total revenues is due to lower revenues from our relationship with Electronic Data Systems, Ltd., which contributed 61.9% of our total revenue during the first nine months 2003, compared to 13.9% of total revenue during the first nine months of 2004.  Although we successfully completed implementation of the multi-year services project for Electronic Data Systems, Ltd. during 2003, we continue to provide additional services and support and maintenance to this customer.  During the third quarter of 2004 one customer represented greater than 10% of our total revenues:  The Football Association representing 16.2% of total revenues.

Software revenues decreased 36.3% from $640,000 in the third quarter of 2003 to $408,000 in the third quarter of 2004.  For the nine months ended September 30th, software revenue decreased 44.5% from $3,019,000 in 2003 to $1,676,000 in 2004. These decreases are due to large software license agreements with Electronic Data Systems, Ltd. during the first and third quarters of 2003, which were not replicated in 2004.  Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

 Services revenues decreased 44.3% from $1,045,000 in the third quarter of 2003 to $582,000 in the third quarter of 2004, and for the nine months ended September 30th, decreased 59.3% from $4,702,000 in 2003 to $1,915,000 in 2004.  Although we successfully completed implementation of the multi-year services project for Electronic Data Systems, Ltd during 2003, we continue to provide additional services to this customer.  Our services revenues have decreased from 2003 levels because the services revenues we derived from the multi-year contract have not been replaced with other customer accounts. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 2.5% from $668,000 during the third quarter of 2003 to $651,000 in the third quarter of 2004.  For the nine months ended September 30th, maintenance revenue increased 6.7% from $1,887,000 in 2003 to $2,013,000 in 2004. The year to date increase is due to the addition of maintenance revenues from the Connect-Care acquisition and additional revenues associated with the CRM product line, including First Sports.  Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

During the third quarter of 2004, the Company recognized $20,000 in services revenue and maintenance revenue from non-monetary exchanges.  There were no non-monetary software license exchanges during the third quarter of 2004.

Cost of software revenues decreased 16.8% from $386,000 in the third quarter of 2003 to $321,000 in the third quarter of 2004 and for the nine months ended September 30th, increased 16.8% from $865,000 in 2003 to $1,010,000 in 2004.  The year to date increase is due to increased amortization expense related to the June 30, 2003 release of Firstwave CRM Version 10 and Firstwave IDE partially offset by decreased amortization related to prior versions of the product that have fully amortized during 2004. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. Cost of software as a percentage of software revenues increased from 60.3% in the third quarter of 2003 to 78.7% the third quarter of 2004. The decrease in software margin is primarily due to the increase in amortization of capitalized software expense detailed above in conjunction with a decrease in software revenue.

Cost of revenues for services decreased 29.1% from $786,000 in the third quarter of 2003 to $557,000 in the third quarter of 2004 and for the nine months ended September 30th, decreased 29.0% from $2,535,000 in 2003 to $1,799,000 in 2004.  These decreases are primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues increased from 75.2% in the third quarter of 2003 to 95.7% in the third quarter of 2004 primarily due to certain fixed personnel costs, which at lower revenue levels result in a decrease in the services revenue margin.

Cost of revenues for maintenance decreased 37.0% from $181,000 in the third quarter of 2003 to $114,000 in the third quarter of 2004 and for the nine months ended September 30th, decreased 24.9% from $494,000 in 2003 to $371,000 in 2004.  These decreases are due to decreases in payroll costs associated with a reduction in the number of maintenance personnel. The cost of revenues for maintenance as a percentage of maintenance revenue decreased from 27.1% in the third quarter of 2003 to 17.5% in the third quarter of 2004 due to the decreases in cost of revenues for maintenance.

Sales and marketing expense decreased 37.5% from $991,000 in the third quarter of 2003 to $619,000 in the third quarter of 2004 and for the nine months ended September 30th, decreased 34.5% from $3,068,000 in 2003 to $2,011,000 in 2004.  The decreases are the result of decreases in payroll and commission expenses, telemarketing costs, and costs relating to investor relations partially offset by increased expenses related to the amortization of prepaid marketing sponsorships.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 63.9% from $720,000 in the third quarter of 2003 to $260,000 in the third quarter of 2004 and for the nine months ended September 30th, decreased 62.4% from $2,735,000 in 2003 to $1,027,000 in 2004. The decreases are primarily related to a decrease in payroll costs and expenses associated with outside contractors related to the development of CRM Version 10 and the IDE, both of which were released in June 2003.  Software development costs capitalized during the three and nine months ended September 30, 2003 were $213,000 and $1,722,000 respectively.  There were no development costs capitalized during the third quarter of 2004, while $94,000 was capitalized in the nine months ended September 30, 2004.  A net realizable analysis was performed at September 30, 2004 in accordance with SFAS 86. It was determined that the unamortized capitalized software does not exceed its net realizable value; therefore, no impairment loss was recorded.

General and administrative expenses decreased 23.5% from $630,000 in the third quarter of 2003 to $482,000 in the third quarter of 2004 and for the nine months ended September 30th, decreased 20.5% from $1,851,000 in 2003 to $1,471,000 in 2004. The decreases are primarily due to decreases in payroll costs and legal fees, partially offset by fluctuations in the foreign currency exchange rate.

Dividends on preferred stock increased 29.1% from $55,000 in the third quarter of 2003 to $71,000 in the third quarter of 2004 due to dividends related to the issuance of $700,000 of Series D Convertible Preferred Stock in June of 2004.

The above factors combined to result in a net loss of  $788,000 in the third quarter of 2004 compared to a net loss of $1,175,000 in the third quarter of 2003.  Net loss per basic and diluted share was $0.29 for the third quarter of 2004 compared to a net loss of $0.44 per basic and diluted share for the third quarter of 2003.  At September 30, 2004, the number of basic weighted average shares outstanding were 2,694,000 compared to 2,660,000 at September 30, 2003.

Balance Sheet

Net accounts receivable decreased 13.7% from $1,230,000 at December 31, 2003 to $1,062,000 at September 30, 2004 primarily due to lower software license revenues invoiced and the collection of outstanding receivables. Prepaid marketing expenses increased 217.5% from $200,000 at December 31, 2003 to $635,000 at September 30, 2004 due to an increase in prepaid marketing expenses related to sports sponsorships. Other prepaid expenses increased 23.4% from $791,000 at December 31, 2003 to $976,000 at September 30, 2004, primarily due to an increase in prepaid expenses related to third party software royalties.  Property and equipment decreased 33.7% from $489,000 at December 31, 2003 to $324,000 at September 30, 2004 as a result of year-to-date depreciation partially offset by new asset purchases.  Capitalized software decreased 29.0% from $2,966,000 at December 31, 2003 to $2,106,000 at September 30, 2004 due to additional capitalization of $94,000 in development costs offset by to year-to-date amortization expense of $954,000.  Intangible assets decreased 16.7% from $1,029,000 at December 31,2003 to $857,000 at September 30, 2004 due to $172,000 in year-to-date amortization expense.

Accounts payable increased 4.2% from $568,000 at December 31, 2003 to $592,000 at September 30, 2004 due to the timing of payment of certain payables. Deferred revenue decreased 16.8% from $1,429,000 at December 31, 2003 to $1,189,000 at September 30, 2004 due to nine months of revenue recognition of annual maintenance contracts billed in advance at year end 2003, offset by billings and amortization of current year annual maintenance renewals.  Accrued employee compensation decreased 44.6% from $368,000 at December 31, 2003 to $204,000 at September 30, 2004 due to the payment of commissions and incentives during the first nine months of 2004 which were accrued at year end 2003 and lower  incentive accruals recorded during 2004. Borrowings at September 30, 2004 remained at $500,000, the initial draw on the Company’s Line of Credit with RBC Centura. Other accrued liabilities decreased 60.9% from $532,000 at December 31, 2003 to $208,000 at September 30, 2004 primarily due to a decrease in and timing of payments of accrued VAT and payroll taxes in the UK.

Liquidity and Capital Resources

As of September 30, 2004, the balance of cash and cash equivalents was $1,273,000 compared to $2,704,000 at December 31, 2003.

During the year 2003, 55.2% of our total revenue was attributed to our relationship with Electronic Data Systems Ltd.  During the first nine months of 2004, this same relationship accounted for 13.9% of total revenues.  Although we successfully completed implementation of their multi-year services project, we continue to provide additional services and receive support and maintenance revenues from this customer.  Our services revenues have decreased from 2003 levels because the services revenues we derived from the delivered multi-year contract have not been replaced with other customer accounts.

On July 29, 2004, the Company renewed its Revolving Line of Credit with RBC Centura.  The renewal was made on the terms and conditions set forth in the original Loan Agreement dated July 29, 2003 with the following modifications: the principal amount was decreased from a maximum of $1,000,000 to a maximum of $500,000, no margin formula or certified borrowing base is required for any borrowings under the Line of Credit, and the maturity date was extended to July 27, 2005. The Company had borrowings of $500,000 against the line of credit as of September 30, 2004.

The Revolving Line of Credit bears interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at our option. The weighted average interest rate for the three months ended September 30, 2004 was 4.5%.   The Company must comply with certain financial covenants per the terms of the agreement, including maintaining a balance of $750,000 in a depository account with RBC Centura for the term of the credit facility. As of September 30, 2004, the Company was in compliance with the required covenants.

During June 2004, the Company issued 7,000 shares of Series D Convertible Preferred Stock in a private placement. The Company received $700,000 in gross proceeds and incurred approximately $22,000 in expenses related to this offering.  The net proceeds of the Series D Convertible Preferred Stock are being used for working capital and general corporate purposes.

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
                Not Applicable

Item 3.    Defaults Upon Senior Securities
                Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
                Not Applicable

Item 5.    Other Information
                Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibit 10.34 Second Amendment to Loan Agreement and Revolving Line of Credit Note by and between Firstwave Technologies, Inc. and RBC Centura Bank. (Incorporated herein by reference to Exhibit 10.34 in the Company’s Form 10-Q for the quarter ended June 30, 2004).

Exhibit 31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
b.	Reports of Form 8-K filed during the quarter ended September 30, 2004:
On July 27, 2004, Firstwave filed a current report on Form 8-K with the press release of July 27, 2004 reporting financial results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.
DATE: November 12, 2004	/s/ Judith A. Vitale Judith A. Vitale Chief Financial Officer (Principal Financial Officer)