Form 10-K
period 2004-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2005-04-15
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004.

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
Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes__ No X

Aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price as quoted on the Nasdaq Small Cap Market on:
June 30, 2004: $6,168,369

Number of shares of Common Stock outstanding as of March 22, 2005: 2,695,177

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Firstwave Technologies, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2004

Part I

Signatures

Part I

Item 1. Business

Safe Harbor for Forward Looking Statements

Except for historical information contained herein, this section and other parts of this Form 10-K contain “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements can generally be identified by words such as” will”, “expect”, “intends”, “believes”, “anticipates”, “should” and words of similar meaning. Firstwave Technologies, Inc. (“Firstwave” or “the Company”) notes that the forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, such as potential fluctuations in quarterly results due to delays in purchase decisions and other adverse market conditions, whether the Company will be able to continue diversification of its revenues, competition and technological developments, the Company’s capital requirements and other liquidity concerns, the Company's ability to continue to comply with NASDAQ listing requirements, and the size, timing, and contractual terms of orders, and also the risks and uncertainties discussed under the caption “Certain Factors Affecting Forward Looking Statements” in this Annual Report on Form 10-K. The information set forth herein is provided as of the date hereof.

General

Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave is a leading provider of Customer Relationship Management (CRM) industry-focused solutions. Firstwave's corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. We strive to provide our clients with effective CRM, robust technology and the highest standard of customer service. The Company was incorporated in October of 1984 in the State of Georgia, and has two subsidiaries: Firstwave Technologies UK Ltd, acquired in May of 1998, which is a company organized under the laws of the United Kingdom, and Connect-Care, Inc., acquired in March of 2003, which is incorporated under the laws of the State of Georgia.

A leader in Sports and High Technology CRM, Firstwave offers a suite of features to specifically meet the needs of companies and organizations within those industries. Firstwave Sports is designed to help organizations, such as National Governing Bodies, large sporting events and teams, increase revenue by maximizing the use of their valuable databases. Firstwave Technology helps software and technology customers keep current customers loyal, close more sales and capture more market share. Our CRM solutions offer sales, marketing, and customer support automation along with project and product quality management. Firstwave CRM is adaptive and scalable and easily integrates with existing systems. This allows for rapid deployment and, typically, a lower total cost of ownership.

Firstwave supports several product lines: Firstwave CRM, Firstwave Sports, Firstwave Technology and TakeControl.

Firstwave CRM Solutions

Firstwave CRM

Firstwave provides enterprise-wide CRM software solutions specifically designed for the sports & entertainment and high-technology industries. By embracing a customer-focused business strategy, Firstwave's CRM solutions help improve an organization's efficiency enabling revenue growth, cost containment and customer retention.

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

First-Web™ - Reduce customer support costs and improve communication through customized web portals
DataWave - Unleashes the power of a quality database

Firstwave Sports™

Designed specifically for today's sports organizations, Firstwave Sports is a powerful integrated CRM software solution for national governing bodies, leagues, professional teams and sports promoters. From a single view of each individual participant, the Company believes that Firstwave Sports promotes robust fan loyalty, event, and participant management solutions for today's highly competitive sports marketplace.

Firstwave Sports is a robust database, organization and management solution designed to help organizations drive revenue, increase targeted marketing and market discovery, and reduce administration costs. Additionally, Firstwave Sports is designed to allow organizations to improve day-to-day communication with members and participants of all levels.

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

The Firstwave Sports solution encompasses league and event administration, venue management and competition scheduling and a participant and fan management system.

Firstwave Technology™

Firstwave Technology is an enterprise-wide CRM solution specifically designed for today's fast-paced software and hardware companies. Maintaining our customer-first commitment, Firstwave Technology gives high technology companies the tools to improve operational efficiency, maximize revenue and legacy investments, and increase customer satisfaction, loyalty and retention.

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

TakeControl™

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

Providing Value and Enhancements to Existing Customers

We are committed to providing value to our existing customers through post-sales consulting, training, support services and product enhancements. We seek to differentiate ourselves from our competitors not only through our industry-focused solutions, product features and technology, but also through an often overlooked yet critical business function - customer service. High customer satisfaction is an important part of Firstwave’s continued success.

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

Professional Services

For two decades, Firstwave has maintained its customer-first commitment, stemming from a basic customer service principle: Take care of your customers and your customers will take care of you. From this philosophy comes the Firstwave Client Services organization.

Firstwave Client Services is dedicated to gaining a comprehensive understanding of each customer and their values, business processes and critical business objectives. From this understanding, Firstwave Client Services enables clients to optimize their use of Firstwave CRM solutions and services to achieve those objectives.

Firstwave Client Services is also committed to finding out how clients can use Firstwave products and services to enhance revenue opportunities and increase customer satisfaction. Firstwave Client Services provides value to Firstwave customers through ongoing support and maintenance programs.

The Firstwave Client Services organization is composed of four main components:

❑	Client Relations
❑	Professional Services
❑	Technical Support
❑	Firstwave University

Firstwave's customer-first commitment goes beyond service and support - knowing our clients' business is our business. In order to help our customers achieve their goals, we focus on clearly understanding all the nuances of each customer’s business and provide a support system that compliments their unique business requirements.

Client Relations

For our Firstwave customers, our Client Relations offers:

❑	Management of subscription services and renewals
❑	Efficient and reliable coordination between Firstwave departments
❑	Net Satisfaction Index (NSI) Surveys
❑	Customer advocacy
❑	Customer-first commitment

Client Relations is the focal point for escalating concerns to all other Firstwave departments. Part of the Client Relations mission is to try to ensure that our customers see tangible benefits from Firstwave subscription services like CustomCare, technical support and software maintenance. Firstwave Client Relations provides our customer’s organization with customer value reports and continuously seeks feedback to help instill confidence in our products, services, knowledge and experience.

Client Relations provides documented customer interface processes, reliable delivery of service and continuous improvement throughout the Company. Client Relations is committed to sustaining and improving our customer service performance through the use of best practices, NSI measurements and systematic analysis.

Professional Services

Firstwave Professional Services uses a flexible, requirements-driven, implementation methodology that scales from workgroup to enterprise environments. Proven through hundreds of implementation projects, our approach can accommodate an entire range of implementation options from "big-bang" to "pilot project" and "fast follower" rollouts. We offer an array of services that promote customer self-sufficiency and provide cost-effective utilization of consulting resources, for both new and existing customers.

Firstwave Professional Services include:

❑	Planning Services - implementation planning, requirements gathering, consultation and call center/help desk process consulting
❑	Design Services - web form design, application customization, custom report generation, First-Sync™ rules development, third party integration and data migration
❑	Installation Services - deployment for web/application server, client/server application, database server and First-Sync™/database synchronization
❑	Consulting Services - general consulting, project management, system audit and review

Firstwave offers a highly skilled team of support professionals to resolve any issues that may arise when using Firstwave CRM solutions. We strive to provide top-notch customer service through clear and proven escalation paths, resolution procedures, tenured support staff and an extensive FAQ library.

Technical Support

Working closely with the development, quality assurance, professional services and client relations’ teams, Firstwave support is dedicated to keeping our clients’ CRM investment at peak performance. To compliment our telephone support services, we also provide access to our help desk via fax, e-mail and web.

We offer:

❑	Phone and e-mail support
❑	Live 5 x 11 assistance
❑	Extended hours coverage for live assistance available upon request
❑	Customer web resource
❑	Media fulfillment
❑	Application version control/management

Firstwave University

Firstwave University offers in-depth training on all Firstwave products. These courses are designed for the users, administrators and developers of the Firstwave suite of applications. Firstwave University introduces best practices for using Firstwave CRM solutions by applying best practices structured around the unique business needs of our customer’s organization. Customers can maximize their investment in CRM, while benefiting all areas of the Company including marketing, sales, support and account management.

Customer service representatives, managers, systems administrators and others can attend classes designed and presented specifically to meet their needs. They can choose to take a complete training program for certification or a few specific courses for targeted improvement.

Firstwave University has a wide array of training and education courses to fit individual needs. Public classes are regularly scheduled in our Atlanta corporate training center and in our Surrey, England office. For our customers’ convenience, training can also be conducted on-site at their preferred location. Firstwave customers can view the latest training center schedule and sign up for classes via our customer support portal, available at http://support.firstwave.net. We charge customers for education and training services on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, we charge a per-day rate for a set number of attendees.

Sources of Revenues, Pricing and Material Terms for Licensing Agreements

The first component of revenue is software revenues, which consist of license and ticketing fees. The Company’s CRM solutions are generally licensed on a per-user model, except for hosting services. Customers generally pay a license fee for the software based upon the number of licensed users for the application as well as for the tool set. Hosting allows organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities. All license fees are fixed and determinable, whether under the per-user model or hosting model.

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

The second component of revenue is services revenues, which consist of professional consulting, technical services and training services. Consulting and technical services are charged on an hourly basis and may be billed in advance or weekly, pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, we charge a per-day rate for a set number of attendees. Actual travel expenses are billed as incurred. Hosting services are priced as a monthly or yearly fixed amount based upon the number of users and are recognized as services revenues ratably by month over the period of services.

The third component of revenue is maintenance revenues, which are derived from the provision of: (1) customer support in the form of customer services via communication channels, and (2) updates and enhancements of products and related documentation provided on a when and if available basis. Customers are provided maintenance and support for an annual fee. This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days' written notice to the customer.

Customers

Firstwave’s customers operate in many industries, but we have a dedicated focus in the high-technology and sports marketplaces. Our industry-focused solutions are developed specifically for the industries we target, taking into consideration their unique needs, revenue sources and customer demands.

The table below identifies customers who contributed more than 10% of total revenue for each period shown.

	Year ended December 31,
	2004	2003	2002
Electronic Data Systems, Ltd	11.8%	55.2%	71.9%
Rugby Football Union	12.0%	0.0%	N/A

During 2004, we continued to pursue strategies to transition our revenue stream to a more diverse customer base and away from dependency on one large customer. The March 2003 acquisition of Connect-Care and the release of our Sports and Entertainment initiative have assisted in diversifying our customer base.

Sales and Marketing

In North America, we market and sell our Firstwave CRM solutions and services through direct sales and indirect channels. International sales are accomplished by direct selling through our United Kingdom office and, to a lesser extent, indirectly through distributors in other countries. The North American Sales department, overseen by a senior level sales executive, consists of Telesales/Business Development representatives (BDRs), Pre-Sales Engineers, and Account Executives (AEs). The BDRs initiate contact with leads and qualify them using the telephone and the Internet as primary tools. Qualified leads are turned over to AEs. Our sales team conducts a face-to-face meeting, scopes the requirements of the potential customer with professional services, assists in providing a cost justification for the purchase and provides references before closing business.

Our marketing department is responsible for generating leads and promoting brand awareness and mind share among CRM industry professionals and companies within our target industries that are in need of a CRM solution. Primary marketing functions include web-based and traditional direct marketing, advertising, public and analyst relations, vertical market research and development, search engaging optimization, tradeshows, speaking opportunities and other Internet-based marketing initiatives. Additionally, the marketing department is responsible for product positioning and strategy, general product marketing activities, market research and competitive analysis and provides competitive customer and prospect input into our product development efforts.

Competition

The competition in our High Technology vertical comes from a multitude of software vendors, including existing CRM vendors, new web-based CRM vendors and ERP vendors who have penetrated the CRM industry through acquisitions or product development.

Our primary competitors are Salesforce.com, Peoplesoft, Epiphany, Onyx, Microsoft, Seibel on Demand, Pivotal, and SalesLogix. These companies offer comprehensive packages, which include marketing, sales, and service. These companies also have integrated some Internet technology into their products and have customization capabilities within their product sets. SAP, Oracle and Siebel Systems, due to their large international presence and market share, are also competitors at the enterprise level. There are also hundreds of vendors addressing the needs evident in this industry, including specialists who provide cross-industry solutions and vertically focused solutions, such as for pharmaceuticals or finance.

Our competitors in the Sports vertical are in-house development, other organizations focusing on the Sports vertical, and some of the same competitors we encounter in sales opportunities in our High Technology vertical.

Our biggest competitive advantage is our demonstrated domain expertise in our two verticals and high customer satisfaction. We also compete on product features and functionality specific to the industry we are competing in, flexibility, ..NET technology, product intuitiveness, and value by placing an emphasis on customer service and support. Although we frequently compete favorably with respect to these factors, there can be no assurance that we will be able to achieve the innovation, product development and market share necessary to maintain competitive advantage.

Proprietary Rights and Licenses

We depend upon a combination of trade secrets, copyright and trademark laws, license agreements, non-disclosure and other contractual provisions with customers and employees to protect our proprietary rights in our products. We also maintain confidentiality agreements with our employees. Because Firstwave CRM solutions allow customers to customize their applications without altering the source code, the source code for our products is neither licensed nor provided to customers, although we have contractually agreed in certain instances to have our source code held in escrow by a third party. Notwithstanding these precautions, it may be possible for unauthorized persons to copy aspects of the products or to obtain information that we regard as proprietary. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Employees

As of March 1, 2005, the Company employed 40 persons, including 6 sales and marketing professionals, 19 service and support representatives, 9 executive and administrative personnel and 6 persons involved in product innovation and development. We also employ contractors from time to time to meet the requirements of product deadlines and/or customer projects. We believe that the Company's future growth and success will rely on our ability to retain and attract highly skilled and motivated personnel in all areas of our operations.

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

During 2003 and 2004, we experienced negative cash flows and may experience negative cash flow in the future. We require significant amounts of capital to fund our business operations and product development efforts. The rate at which our capital is utilized is affected by the operational, acquisition and developmental costs we incur and our ability to generate sales, services and maintenance revenues.

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

On July 29, 2004, the Company renewed its Revolving Line of Credit with RBC Centura. In December 2004, the Company repaid the $500,000 in borrowings under the Line of Credit and carried no debt as December 31, 2004. The Company subsequently canceled the Line of Credit.

Our revenues have been highly dependent upon a limited number of customers; one of these customers has decreased purchasing our software and services, and our revenues have decreased.

During 2004, we continued to derive revenues from our relationship with Electronic Data Systems, Ltd., a leading global services company, which is a customer of our Firstwave UK subsidiary. In addition, our relationship with the Rugby Football Union accounted for 12% of our total 2004 revenues. The table shown below illustrates the percentage of total revenue EDS and the Rugby Football Union contributed each year shown.

	Year ended December 31,
	2004	2003	2002
Electronic Data Systems, Ltd	11.8%	55.2%	71.9%
Rugby Football Union	12.0%	0.0%	N/A

We are pursuing strategies to continue to transition our revenue stream away from dependency on a few large customers to a more diverse customer base. Unless and until we effect this transition, our revenues and results of operations will be substantially dependent on a few large customers.

We have in the past and may in the future experience significant fluctuations in our operating results and rate of growth, and the price of our common stock may be adversely affected by these fluctuations.

Our quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as:

•	the effect of past and future acquisitions,
•	the size and timing of significant orders,
•	the impact of estimates of our future operating results published by third parties,
•	the timing of revenue from software sales and professional services,
•	the timing of new product and service announcements,
•	changes in pricing policies by us and our competitors,
•	market acceptance of new and enhanced versions of our products,
•	changes in operating expenses,
•	changes in our strategy,
•	key personnel departures,
•	the introduction of alternative technologies, and
•	general economic factors.

We have limited or no control over many of these factors. Investors are cautioned that as a matter of policy we do not provide earnings projections or guidance to any financial analysts or other publishers of financial reports. If we change this policy, which we do not anticipate, we will make a public announcement regarding such change. Until such time, if it occurs, you should not rely upon any such information, reports, statements, estimates or projections of financial analysts, publishers of financial reports or others as having been provided or endorsed by us. We expressly do not adopt or endorse, and expressly disclaim, any and all such independent third party information, reports, statements, estimates and projections.

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

The results of operations of our wholly owned subsidiary located in Surrey, England are exposed to foreign exchange rate fluctuations as the financial results of the subsidiary are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During 2004, the average foreign currency exchange rate increased 12% compared to the average exchange rate during 2003. This rate increase accounted for an increase of approximately $475,000 in total revenue during 2004. The average foreign currency exchange rate during 2003 increased 8% compared to the average exchange rate during 2002. This rate increase accounted for an increase of revenue of approximately $598,000 during 2003. The average foreign currency exchange rate during 2002 increased 3% compared to the average exchange rate during 2001. This rate increase accounted for an increase of revenue of approximately $215,000 during 2002.

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

Some of our customers and prospective customers have indicated that they have reduced their budgets available for spending on outsourced technology applications or have delayed purchase decisions for information technology products like ours due, in part, to difficult economic conditions.  If the economy does not improve or worsens, our customers may continue to delay or reduce their spending on CRM software and customization. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies’ information technology budgets tend to be reduced. Accordingly, our revenues could suffer and the price of our common stock may decline and we may experience a material adverse impact on our business, operating results, and financial condition.

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

To initiate our growth strategies, we acquired Connect-Care, Inc. in March 2003, and we may acquire other businesses. An inability to identify, acquire and integrate businesses, products or services that complement our business may negatively affect our ability to grow. We cannot guarantee that we will be able to identify and acquire suitable candidates on acceptable terms. We also cannot provide any assurance that we will be able to arrange adequate financing, complete additional transactions or successfully integrate the acquired businesses. As in the case of the Connect-Care merger, we may issue shares of stock in future acquisitions or in financing transactions, which would dilute the ownership percentages of our existing shareholders. Acquisitions and stock offerings may also distract management and result in the incurrence of debt, expenses related to goodwill and other intangible assets and unforeseen liabilities, all of which could have a material adverse effect on our business and financial condition. In addition, we may not be able to successfully compete with other companies for acquisition candidates. In order for any acquisition to be successful, we would have to successfully and quickly integrate the new business with our business, including:

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

Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by our shareholders. At December 31, 2004 shares of outstanding preferred stock were as follows:

•	10,000 shares of Series A Convertible Preferred Stock
•	7,020 shares of Series B Convertible Preferred Stock
•	10,000 shares of Series C Convertible Preferred Stock
•	7,000 shares of Series D Convertible Preferred Stock

The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of Series A, Series B, Series C and Series D Convertible Preferred Stock and any other preferred stock that may be issued in the future. The issuance of the Series A, Series B, Series C and Series D Convertible Preferred Stock and any future issuances of other classes of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, the Series A, Series B, Series C and Series D Convertible Preferred Stock have other rights, including economic rights, senior to the common stock and, as a result, the existence of our preferred stock may have a material adverse effect on the market value of our common stock. Any future issuances of other classes of preferred stock may have other rights, including economic rights, senior to the common stock, and as a result, the issuance of new preferred stock could have a material adverse effect on the market value of our common stock. We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing a change in control of our company. Some of these measures may be adopted without any further vote or action by our shareholders. We have no present plans to adopt any of those types of measures.

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

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 require that we undertake an evaluation of our internal controls that may identify internal control weaknesses.

The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We have initiated establishing the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As the Securities and Exchange Commission has extended the deadline for non-accelerated files, such as Firstwave, by one year, we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or The NASDAQ Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

Item 2. Properties.

As of December 31, 2004, the Company's headquarters and principal operations were located in approximately 17,000 square feet of leased office space in metropolitan Atlanta, Georgia. This lease, which expires on October 31, 2005, includes scheduled base rent increases over the life of the lease. The total amount of base rent, offset by an expense of $153,000 taken in December of 2004 for abandoned office space, is being charged to rent expense on the straight-line method over the term of the lease. Our United Kingdom operation leases approximately 4,000 square feet of office space located in Surrey, England on a month-to-month basis.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “FSTW”. The following table sets forth, for the calendar quarters indicated, the high and low close prices of the Company’s common stock. Note that prices set forth below reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

2004	First	Second	Third	Fourth	2003	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter	Quarter	Quarter
High	$6.62	$4.40	$2.50	$3.50	High	$17.79	$20.41	$9.40	$6.89
Low	$4.25	$2.10	$1.28	$1.28	Low	$10.23	$7.80	$6.61	$4.15

As of March 1, 2005, there were approximately 72 shareholders of record and approximately 2,700 persons or entities that hold common stock in nominee name. There were no common stock dividends declared during 2004 or 2003. The Company does not plan to pay dividends in the future. Pursuant to a merger agreement, on March 3, 2003 Firstwave issued 200,000 shares of common stock to the shareholders of Connect-Care, Inc. in exchange for all outstanding shares of Connect-Care stock. These 200,000 shares, valued at $2,630,000, were registered effective July 25, 2003. On August 12, 2004, the Company filed a Post-Effective Amendment No 1 to Registration Statement on Form S-3, File No. 333-103903, to remove from registration 198,925 shares originally registered related to the Connect-Care acquisition that remained unsold at the termination of the offering.

Item 6. Selected Financial Data.

The following table sets forth selected financial data about the Company and its subsidiaries for each of the last five fiscal years. The information presented below has been derived from the Company's audited consolidated financial statements.

	For the Year Ended December 31,
	(In thousands, except per share amounts)

	2004**	2003***	2002	2001	2000

Net revenues	$7,400	$11,904	$14,404	$8,501	$9,503
Income/(loss) before income taxes	(4,638)	(774)	3,025	(1,214)	(3,144)
Income tax (provision)/benefit	0	(1)	0	(6)	(2,852)
Net income/(loss)	(4,638)	(775)	3,025	(1,220)	(5,996)
Net income/(loss) applicable to common shareholders	(4,893)	(996)	2,773	(1,825)	(6,116)
Basic earnings/(loss) per share	(1.82)	(0.39)	1.29	(0.87)	(3.05)
Diluted earnings/(loss) per share	(1.82)	(0.39)	0.96	(0.87)	(3.05)
Total assets	6,273	11,807	9,803	6,016	9,307
Redeemable preferred stock	-	-	-	-	1,702
Basic weighted average shares outstanding	2,682	2,572	2,150	2,099	2,003
Diluted weighted average shares outstanding *	2,682	2,572	3,153	2,099	2,003

* Stock options and convertible preferred stock are not included in the diluted earnings per share if they are antidilutive
** 2004 includes the one-time write-off of certain amounts of capitalized software and a charge for Goodwill Impairment of $750,000
*** 2003 includes the acquisition of Connect-Care in March of 2003

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere herein. This section contains forward-looking statements that reflect the Company’s management’s expectations, estimates, and projections for future periods. These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”. Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed previously under the caption "Certain Factors Affecting Forward-Looking Statements" and the discussion below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview
Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave is a leading provider of Customer Relationship Management (CRM) industry-focused solutions. Firstwave's corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. We strive to provide our clients with effective CRM, robust technology and the highest standard of customer service.

A leader in Sports and High Technology CRM, Firstwave offers a suite of features to specifically meet the needs of companies and organizations within those industries. Firstwave Sports is designed to help organizations, such as National Governing Bodies, large sporting events and teams, increase revenue by maximizing the use of their valuable databases. Firstwave Technology helps software and technology customers keep current customers loyal, close more sales and capture more market share. Our CRM solutions offer sales, marketing, and customer support automation along with project and product quality management. Firstwave CRM is adaptive and scalable and easily integrates with existing systems. This allows for rapid deployment and, typically, a lower total cost of ownership.

Firstwave supports several product lines: Firstwave CRM, Firstwave Sports, Firstwave Technology and TakeControl.

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentages of our net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 2003 to 2004. Certain percentage columns do not add to 100% due to rounding.

	Year Ended December 31,		Year Ended December 31,		% Change
($ in thousands)	2004	% of revenue	2003	% of revenue	2003 to 2004

Revenues
Software	$2,322	31.4	$3,820	32.1	(39.2)
Services	2,316	31.3	5,423	45.6	(57.3)
Maintenance	2,662	36.0	2,608	21.9	2.1
Other	100	1.4	53	0.4	88.7
Net revenues	7,400	100.0	11,904	100.0	(37.8)

Costs and expenses
Cost of revenues
Software	2,031	27.4	1,239	10.4	63.9
Services	2,361	31.9	3,135	26.3	(24.7)
Maintenance	490	6.6	609	5.1	(19.5)
Other	90	1.2	53	0.4	69.8
Sales and marketing	3,144	42.5	3,970	33.4	(20.8)
Product development	1,188	16.1	1,349	11.3	(11.9)
General & administrative	2,001	27.0	2,348	19.7	(14.8)
Charge for Goodwill Impairment	750	10.1
Total operating cost and exp	12,055	162.9	12,703	106.7	(5.1)

Operating loss	(4,655)	(62.9)	(799)	(6.7)	482.6

Interest income,net	17	0.2	25	0.2	(32.0)

Loss before income taxes	$(4,638)	(62.7)	$(774)	(6.5)	499.2

In general, competition in the software industry has increasingly been characterized by shortening product cycles. No assurance can be given that we will be immune to this trend. If the product cycle for our systems proves to be shorter than management anticipates, our pricing structure and revenues could be impaired. In addition, in order to remain competitive, we may be required to expend a greater percentage of our revenues on product innovation and development than has historically been the case. In either case, our gross profit margins and results of operations could be materially adversely affected. See ”Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1 of this Annual Report.

2004 Compared to 2003

Revenue
Total revenues, which include software license fees, services, and maintenance revenues, decreased 37.8% from $11,904,000 in 2003 to $7,400,000 in 2004 due to decreases in software and services revenues. The decrease in total revenues was primarily attributable to lower revenues from our relationship with Electronic Data Systems, Ltd. (“EDS”), which contributed 55.2% of total revenues during 2003, compared to 11.8% of total revenues for 2004. During 2004, two customers represented greater than 10% of our total revenues: EDS representing 11.8% and Rugby Football Union representing 12.0%.

Software revenues decreased 39.2% from $3,820,000 in 2003 to $2,322,000 in 2004. Although we generated revenues from our Sports and Entertainment solution in 2004, software license revenues from companies expected to replace prior revenues from EDS were lower than anticipated. Our software revenues are significantly dependent upon the timing of closing of license agreements, and current quarterly results may not be indicative of future performance.

Total revenues from international sources decreased from 68.0% of total revenues in 2003 to 59.3% in 2004 primarily due to decreased software licenses and services revenue from our UK subsidiary, including revenue from the EDS relationship that decreased from $6,566,000 in 2003 to $873,000 in 2004. Revenues from international software licenses decreased 40.9% from $2,447,000 in 2003 to $1,447,000 in 2004, and decreased as a percentage of total revenues from 20.6% in 2003 to 19.6% in 2004 due to decreased software sales by our UK subsidiary and total lower revenues for the Company in 2004. With the exception of approximately $3,000 in maintenance revenue from an Australian distributor, revenues from Firstwave UK contributed all international revenues. Although we have renewed our relationships with distributors in Australia and look forward to activity from these distributors, there has been limited activity thus far.

Services revenues decreased 57.3% from $5,423,000 in 2003 to $2,316,000 in 2004, primarily due to decreased services revenue from EDS. Although we successfully completed implementation of the multi-year services project for EDS during 2003, we continued to provide limited additional services to this customer in 2004. Our services revenues have decreased from 2003 levels because the services revenues we derived from the multi-year contract have not been replaced with other customer accounts. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues increased 2.1% from $2,608,000 in 2003 to $2,662,000 in 2004. The increase is due to a full year of maintenance revenue from the Connect-Care acquisition and additional maintenance revenues associated with new customers net of cancellations from existing customers. Maintenance revenues are the result of renewal agreements from previous software license agreements as well as new license agreements.

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. During 2004, the Company entered into agreements with four Firstwave Sports customers that involved an exchange of software licenses, services, and/or maintenance for marketing sponsorships. In two of the agreements, the payments involved both cash and non-cash exchanges for marketing sponsorships. The revenue recorded in 2004 related to the non-cash portion of these transactions was $499,600 in software license revenue, $117,600 in services revenue and $67,000 in maintenance revenue. An additional $7,000 in services revenue and $43,000 in maintenance revenue is expected to be recognized in 2005 as services are performed. The sponsorship packages, which were expensed in 2004, include “Official CRM Supplier” designations, rights to use customer logos in marketing materials, and links to client websites. Tickets and hospitality packages for specific future sporting events in the amount of $5,250 remain as prepaid items and will be shown as marketing expense when the future sporting event occurs.

During the fourth quarter of 2003, the Company entered into an agreement with a Firstwave Sports customer to exchange a total of $200,000 in software licenses, services, and maintenance in exchange for marketing sponsorships at future sporting events. The revenue recorded in the fourth quarter of 2003 on this transaction was $125,400 in software revenues and $74,600 in deferred revenue. The deferred revenue was recognized in 2004 as services revenues when the services were performed and as maintenance revenues ratably over the term of the maintenance agreement.

The designation of “Official CRM Supplier” and other sponsorship benefits supports the Company’s marketing strategy and brand awareness efforts. Firstwave has an official designation with the Rugby Football Union, the Arena Football League, the Atlanta Sports Council, the Chick-fil-A Peach Bowl and iSe Hospitality. Within the Sports Industry, sponsorships are a common tool for a company to promote its goods and/or services with a popular organization or event.

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

In addition, we are able to capitalize upon our relationship with these organizations through the use of their marks and logos in our marketing materials. We believe this helps establish our credibility when we attend conferences, generates publicity when announcing the sponsorship and helps open doors for sales contacts. Organizations in the sports industry keep a close watch on each other’s sponsors, partners and vendors.

The results of operations of Firstwave Technologies UK Ltd are exposed to foreign currency exchange rate fluctuations as the financial results of the subsidiary are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During 2004, the average foreign currency exchange rate increased 12% compared to the average exchange rates during 2003. This rate increase accounted for approximately $475,000 in total revenue during 2004. During 2003, the average foreign currency exchange rate increased 8% compared to the average exchange rates during 2002. This rate increase accounted for approximately $598,000 in total revenue during 2003.

Cost of Revenue
Costs of software revenues increased 63.9% from $1,239,000 in 2003 to $2,031,000 in 2004 and as a percentage of software revenue increased from 32.4% in 2003 to 87.5% in 2004. The increase of costs of software as a percentage of software revenue is primarily the result of $136,000 in amortization costs related to the write-off of two product lines prior to release, and $575,000 in amortization for the write-off of a product line we are no longer actively marketing. The decision to discontinue these products was based upon a decision to focus future efforts in other areas where we believe we can earn a better return. Costs of software revenues include costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation. Amortization of capitalized software represented 89.6% of total cost of software revenues during 2003, compared to 96.8% in 2004. For 2005, we anticipate software amortization to continue to be the significant majority of the cost of software revenue.

Costs of revenues for services decreased 24.7% from $3,135,000 in 2003 to $2,361,000 in 2004. The decrease is a result of decreases in outside consultants and bundled travel associated with the decrease in services revenue. Costs of revenues for services as a percentage of services revenues increased from 57.8% in 2003 to 101.9% in 2004 primarily due to certain fixed personnel costs, which at lower revenue levels result in a decrease in the services revenue margin. During 2004, we invested some of our billable resources in non-billable activities in order to maintain customer satisfaction and expand the functionality of our products.

Costs of revenues for maintenance decreased 19.5% from $609,000 in 2003 to $490,000 in 2004. The decrease is primarily due to decreased payroll costs associated with a reduction in the number of maintenance personnel. Costs of revenues for maintenance as a percentage of maintenance revenues decreased from 23.4% in 2003 to 18.4% in 2004.

Sales and Marketing Expense
Sales and marketing expense decreased 20.8% from $3,970,000 in 2003 to $3,144,000 in 2004, but increased as a percentage of total revenues from 33.4% in 2003 to 42.5% in 2004 due to the decrease in total revenues for 2004. The decrease in expense is attributed to decreases in payroll and commission expenses, telemarketing costs, and costs relating to investor relations partially offset by increased expenses related to marketing sponsorships. In 2004, we expensed approximately $826,000 in advertising activities associated with marketing sponsorships. We expensed these activities upon occurrence of the activity in accordance with SOP 93-7, “Reporting on Advertising Costs”.

Product Development Expense
The Company's product innovation and development expenditures which consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products, including amounts capitalized, decreased 62.1% from $3,384,000 in 2003 to $1,282,000 in 2004, and decreased as a percentage of total revenues from 28.4% in 2003 to 17.3% in 2004. Software development costs capitalized decreased from $2,035,000 in 2003 to $94,000 in 2004. The decreases are primarily related to a decrease in payroll costs and expenses associated with outside contractors.

A net realizable analysis of capitalized software development costs was performed as of December 31, 2004 in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Based on the results of the analysis, we determined that the carrying amount of the unamortized capitalized software costs does not exceed their net realizable value; therefore, no impairment loss was recorded.

General and Administrative Expense
General and administrative expenses decreased 14.8% from $2,348,000 in 2003 to $2,001,000 in 2004 primarily due to decreases in payroll and employee benefit costs, partially offset by an increase in rent expense related to an expense for abandoned office space of $153,000 and by a reserve of $240,000 for surplus third party products.

Goodwill Impairment
In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s estimates of future net cash flows and assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS No. 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. Goodwill was evaluated at year-end for impairment during the fourth quarter of 2004 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. It was determined there was no instance of impairment of recorded Goodwill. Therefore, the second phase of the testing was not required. During the first quarter of 2005, based on lower-than-expected operating results, the Company re-evaluated the assumptions utilized at year-end and revised the anticipated future earnings projections. As a result of the review, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $750,000 to write-off a portion of the carrying value of goodwill.

Net Interest Income
Interest income of $43,000 in 2004 came primarily from interest on cash deposits and from interest payments resulting from a favorable resolution of a customer collection issue. Interest expense of $26,000 in 2004 was related to the Company’s line of credit with RBC Centura, which originated in July 2003 and was paid off December 30, 2004. The above factors resulted in a net decrease in net interest income of 32.0% from $25,000 in 2003 to $17,000 in 2004.

Income Tax Expense
Income tax expense was $1,000 in 2003 related to withholding tax on an international cash receipt compared to no income tax expense in 2004. As of December 31, 2004 the Company had a net operating loss carryforward in the United States of approximately $22,500,000, which expires in years 2009 through 2019, and approximately $4,700,000 in foreign net operating loss carryforwards. United Kingdom tax law does not provide for expiration of net operating losses, consequently the foreign tax operating losses carryforward indefinitely. A valuation allowance has been created for all deferred tax assets as of 2004 and 2003, respectively.

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

The strategies for transitioning our revenue stream away from dependence on a few large customers include acquisition of companies with customer bases bringing in recurring maintenance revenues and a potential for upgrade licenses and services revenues. The Connect-Care acquisition of March 3, 2003 was the first such acquisition to help diversify our revenue stream. We are also focusing on vertical markets to increase the prospects in our pipeline with targeted companies for our solutions. Our vertical markets include high tech companies and sports associations. During the fourth quarter of 2003, the first full quarter after its release, Champions World LLC and sportscoach UK were two organizations that licensed Firstwave Sports. Another strategy we are pursuing to diversify our revenues is the recruitment of strategic alliances and resellers for leads and channel distribution of our software.

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

Product Development Expense
The Company's product innovation and development expenditures which consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products, including amounts capitalized, increased 57.4% from $2,150,000 in 2002 to $3,384,000 in 2003, and increased as a percentage of total revenues from 14.9% in 2002 to 28.4% in 2003. Software development costs capitalized increased from $1,451,000 in 2002 to $2,035,000 in 2003. The increase is primarily related to increased payroll costs related to an increase in development personnel and fees associated with outside contractors related to the development of our latest version of the CRM product including the new sports and entertainment offering, Firstwave Sports.

In 2003, Firstwave continued its development efforts on both its tools and its CRM products. In the fall of 2002, Firstwave contracted with Extreme Logic for services to assist our development efforts. This relationship continued through June of 2003. Central to this effort is the Firstwave IDE. The Firstwave IDE is an application code generation tool that can be used to generate Microsoft .Net applications using a non-programming paradigm. As part of the effort related to the CRM product line, the latest generation, Firstwave CRM 10 was released in June of 2003. Firstwave Sports was launched in October of 2003. This product provides CRM functionality to the sports and entertainment marketplace.

General and Administrative Expense
General and administrative expenses increased 4.0% from $2,257,000 in 2002 to $2,348,000 in 2003 primarily due to amortization of intangible assets related to the Connect-Care acquisition and increases in employee benefits, insurance, and professional fees, offset by a favorable change in the foreign currency translation rate during the year.

Net Interest Income
Net interest income decreased 52.8% from $53,000 in 2002 to $25,000 in 2003. While the Company had no interest expense in 2002, the interest expense for 2003 is related to the Company’s $1,000,000 line of credit with RBC Centura. The Company had borrowings of $500,000 against the line of credit at December 31, 2003, and interest related to the line of credit in 2003 totaled approximately $6,600.

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

Balance Sheet

Net accounts receivable decreased 50.8% from $1,230,000 at December 31, 2003 to $605,000 at December 31, 2004 consistent with lower total revenues during fourth quarter 2004 compared to fourth quarter 2003. The allowance for doubtful accounts decreased 37.8% from $98,000 at December 31, 2003 to $61,000 at December 31, 2004 consistent with the decrease in accounts receivable. Other assets decreased 43.0% from $991,000 at December 31, 2003 to $565,000 at December 31, 2004 primarily due to expensing of prepaid marketing expenses during 2004 and due to a decrease in third party software products related to establishing a reserve for surplus products. Property and equipment decreased 46.0% from $489,000 at December 31, 2003 to $264,000 at December 31, 2004 due to fixed asset purchases offset by year-to-date depreciation and disposals. Capitalized software decreased 63.1% from $2,966,000 at December 31, 2003 to $1,095,000 at December 31, 2004 due to additional capitalization of $94,000 in development costs net of $1,965,000 in amortization including $711,000 related to a decision to discontinue development of two product lines and to discontinue one product line which we will no longer sell. Intangible assets decreased 22.3% from $1,029,000 at December 31, 2003 to $800,000 at December 31, 2004, due to $229,000 in amortization expense. Goodwill decreased by $740,000 from $2,398,000 at December 31, 2003 to $1,658,000 at December 31, 2004 due to a charge for impairment of $750,000, offset by $10,000 due to an increase in the foreign currency rate used to translate Goodwill associated with the U.K. subsidiary upon consolidation.

Accounts payable increased 2.3% from $568,000 at December 31, 2003 to $581,000 at December 31, 2004 due to the timing of payment of certain payables. Sales tax payable decreased 41.0% from $373,000 at December 31, 2003 to $220,000 at December 31, 2004 primarily due to a decrease in accrued VAT payable in the UK consistent with decreased revenue in the fourth quarter of 2004 compared to the fourth quarter of 2003. Deferred revenue decreased 5.5% from $1,429,000 at December 31, 2003 to $1,351,000 at December 31, 2004 primarily due to a decrease in deferred professional services at year end. Accrued employee compensation and benefits decreased 57.6% from $368,000 at December 31, 2003 to $156,000 at December 31, 2004 due to decreased accruals related to incentives and commissions consistent with decreased software revenues for fourth quarter 2004 compared to fourth quarter 2003. Short term incentive plans were forfeited in 2004 pending improvement in the Company’s financial condition. Borrowings at December 31, 2003 were $500,000 against the line of credit with RBC Centura. The Company repaid the line of credit in December 2004 resulting in no borrowings as of December 31, 2004. Other accrued liabilities decreased 56.0% from $159,000 at December 31, 2003 to $70,000 at December 31, 2004 primarily due to the timing and amount of payments related to payroll withholdings.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash and cash equivalents of $1,286,000, a decrease of 52.4% from the cash balance of $2,704,000 at December 31, 2003. The decreased cash balance is primarily due to lower total revenues while the Company continued to invest in its technology and sales and marketing efforts and repaid $500,000 against our line of credit.

During 2004, 11.8% of our total revenue was attributed to our relationship with Electronic Data Systems Ltd, a leading global services company. During 2003, this same relationship accounted for 55.2% of total revenues. During 2004, the Company was not able to fully replace the software and services revenues previously generated from our relationship with EDS with revenues from other customer accounts, which resulted in a decrease in total revenues when compared to 2003 and 2002.

On July 29, 2004, the Company renewed its Revolving Line of Credit with RBC Centura. The renewal was made on the same terms and conditions set forth in the original Loan Agreement dated July 29, 2003 with the following modifications: the principal amount was decreased from a maximum of $1,000,000 to a maximum of $500,000, no margin formula or certified borrowing base was required for any borrowings under the Line of Credit, and the maturity date was extended to July 27, 2005. The Company paid off the line of credit on December 30, 2004 and subsequently cancelled the line of credit.

The Revolving Line of Credit accrued interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at our option. The weighted average interest rate for 2004 was 5.03%.

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

We capitalized $94,000 in software development costs during 2004, as compared to $2,035,000 during 2003. These amounts relate to continued development and enhancements to our Firstwave CRM solutions including the development of our Sports and Entertainment solution, Firstwave Sports.

We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company's results of operations.

Taxes

As of December 31, 2004, we had general business tax credit carryforwards of approximately $245,000, which will expire in 2008 through 2011. We also have U.S. net operating loss carryforwards for federal and state income tax reporting purposes of approximately $22,500,000 which expire in years 2009 through 2019, and approximately $4,700,000 in foreign net operating loss carryforwards. United Kingdom tax law does not provide for expiration of net operating losses, consequently the foreign tax operating losses carryforward indefinitely. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events. A valuation allowance has been created for all deferred tax assets.

Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Variable Interest Entities” (VIEs). In the ordinary course of business the Company leases certain real properties and equipment as disclosed in Note 11 in the Notes to Financial Statements.

Contractual Obligations

At December 31, 2004, our outstanding contractual obligations included (in thousands):

		Greater than
	Less than	one year to
	one year	three years	Total

Lease commitments	$359	$3	$362

Critical Accounting Policies

The Company believes that the following accounting policies are critical to understanding the consolidated financial statements.

Revenue recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and related interpretations.

Revenue from software product licenses (other than ticketing and fan memberships described below) is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. The Company accrues for estimated warranty costs at the time it recognizes revenue.

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

The Company has agreements with customers, particularly relating to sporting events, whereby it will recognize revenue at a future date based on a per-ticket or per-fan membership basis. The amount the Company will receive per ticket or membership is variable, but is pre-determined in the terms of the agreements. Although tickets may be sold in advance of an event, the Company will recognize these revenues after the event occurs. Ticketing revenue is consolidated into software revenues on the Company’s financial statements.

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

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit 50% to 60% of standard license fees and maintenance revenues they produce. Pursuant to EITF 99-19, the Company recognizes these distributor sales at the gross license amount because the Company retains title to the products, holds the risk and rewards of ownership, such as risk of loss for collection, and responsibility for providing the product to the customer. The Company is responsible for establishing and maintaining the pricing of the product and performs any source code changes to the product. The independent distributors are considered agents of the Company and work on a commission basis. The commissions paid are reflected as a selling expense in the Company’s financial statements. The maintenance fees generated by distributor revenues are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. There were $3,000 of international distributor revenues in 2004 and no such revenues in 2003.

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. During 2004, the Company entered into agreements with four Firstwave Sports customers that involved an exchange of software licenses, services, and/or maintenance for marketing sponsorships. In two of the agreements, the payments involved both cash and non-cash exchanges for marketing sponsorships. The revenue recorded in 2004 related to the non-cash portion of these transactions was $499,600 in software license revenue, $117,600 in services revenue and $67,000 in maintenance revenue. An additional $7,000 in services revenue and $43,000 in maintenance revenue is expected to be recognized in 2005 as services and maintenance are performed. The marketing sponsorship packages, which were expensed in 2004, include “Official CRM Supplier” designations, rights to use customer logos in marketing materials, and links to client websites. Tickets and hospitality packages for specific future sporting events in the amount of $5,250 remain as prepaid items and will be shown as marketing expense when the future sporting event occurs.

During the fourth quarter of 2003, the Company entered into an agreement with a Firstwave Sports customer to exchange a total of $200,000 in software licenses, services, and maintenance in exchange for marketing sponsorships at future sporting events. The revenue recorded in the fourth quarter of 2003 on this transaction was $125,400 in software revenues and $74,600 in deferred revenue. The deferred revenue was recognized in 2004 as services revenues when the services were performed and as maintenance revenues ratably over the term of the maintenance agreement.

The designation of “Official CRM Supplier” and other sponsorship benefits supports the Company’s marketing strategy and brand awareness efforts. Firstwave has an official designation with the Rugby Football Union, the Arena Football League, the Atlanta Sports Council, the Chick-fil-A Peach Bowl and iSe Hospitality. Within the Sports Industry, sponsorships are a common tool for a company to promote its goods and/or services with a popular organization or event.

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

In addition, we are able to capitalize upon our relationship with these organizations through the use of the organization’s marks and logos in our marketing materials. We believe this helps establish our credibility when we attend conferences, generates publicity when announcing the sponsorship and helps open doors for sales contacts. Organizations in the sports industry keep a close watch on each other’s sponsors, partners and vendors.

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

The Company’s accounting management in the U.S. oversees reporting procedures in the U.K. and monitors their transactions on a timely basis. The U.S. management reviews transactions and sales contracts as such transactions and sales are occurring to ensure that revenues are recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with generally accepted accounting principles. Management of the U.K. subsidiary reports directly to U.S. management, with U.S. management substantially involved in all aspects of U.K. operations. As such, U.S. management has established procedures to insure that international revenues are recognized properly and on a timely basis.

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

During the fourth quarter of 2004, a decision to no longer market one product and discontinue development of two other products, resulted in a write-off of $711,000 of previously capitalized software development costs which is reflected in cost of software revenue in the Company’s consolidated financial statements.

Goodwill and other intangibles
In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s estimates of future net cash flows and assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS No. 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. Goodwill was evaluated at year-end for impairment during the fourth quarter of 2004 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. It was determined there was no instance of impairment of recorded Goodwill. Therefore, the second phase of the testing was not required. During the first quarter of 2005, based on lower-than-expected operating results, the Company re-evaluated the assumptions utilized at year-end and revised the anticipated future earnings projections. As a result of the review, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $750,000 to write-off a portion of the carrying value of goodwill.

Recent Accounting Pronouncements

FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002 and are included in the consolidated financial statements.

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

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this interpretation are required prospectively for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

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

FASB Statement No. 123(R) Share-Based Payment, was issued in December 2004 and requires compensation costs related to share-based payment transactions be recognized in the financial statements. With minor exceptions, the amounts of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. In addition liability awards will be re-measured each reporting period. This pronouncement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See stock-based compensation in Note 3 of the Notes to consolidated financial statements.

FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, was issued in December 2004 and provides additional guidance on the accounting for nonmonetary exchanges of assets. The provisions of this SFAS are effective for nonmonetary asset exchanges occurring in fiscal periods ending after June 15, 2005. The Company will adopt this SFAS effective January 1, 2006. The adoption of this SFAS is not expected to have a significant effect on the Company’s results of operations or financial position.

Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 2004. This information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this document and includes all adjustments necessary to present fairly this information when read in conjunction with the Financial Statements and Notes thereto. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Quarter ended
	3/31/04	6/30/04	9/30/04	12/31/04	3/31/03	6/30/03	9/30/03	12/31/03
	(in thousands, except per share amounts)

Net revenues	$1,661	$2,365	$1,666	$1,708	$4,281	$2,990	$2,369	$2,264
Operating income/(loss)	(1,131)	(138)	(712)	(2,674)	769	141	(1,128)	(581)
Net income/(loss)	(1,132)	(142)	(717)	(2,647)	779	150	(1,120)	(584)
Net income/(loss) applicable
to common shareholders	(1,187)	(200)	(788)	(2,718)	724	95	(1,175)	(640)

Basic earnings/(loss) per share	(0.44)	(0.07)	(0.29)	(1.01)	0.30	0.04	(0.44)	(0.24)
Diluted earnings/(loss) per share	(0.44)	(0.07)	(0.29)	(1.01)	0.24	0.04	(0.44)	(0.24)

Total revenues decreased 24.6% from $2,264,000 in the fourth quarter of 2003 to $1,708,000 in the fourth quarter of 2004 due to decreases in software and services revenues. The primary cause of the decrease in total revenues is due to lower revenues from our relationship with Electronic Data Systems, Ltd. (EDS) which contributed 55.2% of total revenues during 2003, compared to 11.8% of total revenues for 2004. Our software revenues are significantly dependent upon the size and timing of closing of license agreements and our services revenues are subject to fluctuations based on length and number of active engagements in a given quarter.

In the fourth quarter of 2004, the Company took a write-off of $711,000 of previously capitalized software development costs due to a decision to no longer market one product and to discontinue development of two other products, a write-off $153,000 for abandoned office space, and a reserve of $240,000 for surplus third party products.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s estimates of future net cash flows and assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS No. 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. Goodwill was evaluated at year-end for impairment during the fourth quarter of 2004 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. It was determined there was no instance of impairment of recorded Goodwill. Therefore, the second phase of the testing was not required. During the first quarter of 2005, based on lower-than-expected operating results, the Company re-evaluated the assumptions utilized at year-end and revised the anticipated future earnings projections. As a result of the review, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $750,000 to write-off a portion of the carrying value of goodwill.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to market risk exposures of varying correlations and volatilities, including interest rate risk and foreign exchange rate risk. Currently, the Company maintains its cash position primarily in money market funds and other bank accounts. The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets. Although a decrease in interest rates could reduce our interest income, management does not believe a change in interest rates will materially affect the Company's financial position or results of operations in 2005.

The Company had a variable interest rate on its line of credit, which accrued interest at the London Interbank Offered Rate (LIBOR) plus 3.00%. Due to the amount of the borrowings and the short term nature of the debt, we did not have a significant risk due to potential fluctuations in interest rates for loans during 2004. Changes in interest rates could make it more costly to borrow money in the future and may impede our future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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

The foreign currency that the Company transfers to the United States comes from the operations of the UK subsidiary in the normal course of business. The UK subsidiary has recognized 59.3% of the revenues generated by the Company in 2004, and collected the payments for those revenues. After covering the expenses to operate the subsidiary, the Company has had excess currency in the UK. These transactions are not economic hedges of a net investment in the UK subsidiary and are not intercompany transactions of a long-term nature. The cash payments from the UK subsidiary to the US parent are payments against a short term intercompany account. The intercompany account represents items owed to the US parent for royalty charges and intercompany charges assessed on the UK subsidiary. These items are intercompany in nature and are eliminated in the consolidation of the Company’s financial statements. Cash payments against the intercompany balance are made regularly by the UK subsidiary to the US parent. The Company tries to time the actual payments from the UK subsidiary to the US parent to occur when the currency exchange rate of British Pounds to US Dollars is strong, thus yielding favorable conversion results. The intercompany account charges are denominated in UK currency, converted to US dollars, and eliminated in the preparation of the consolidated financial statements. The exchange risk to the Company is if the exchange rate decreases, the carrying value of the intercompany balance decreases and results in a charge against income. The tax consequences of this intercompany activity are that the US parent recognizes income on the US corporate tax return for the intercompany charges assessed on the UK subsidiary.

We do not engage in any hedging activities. As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation. A weaker US dollar would result in an increase to revenues and expenses upon consolidation, and a stronger US dollar would result in a decrease to revenues and expenses upon consolidation.

Item 8. Financial Statements and Supplementary Data.

Information included under Item 15 (a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Firstwave Technologies, Inc.
Atlanta, Georgia

          We have audited the accompanying consolidated balance sheets of Firstwave Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
April 12, 2005

Firstwave Technologies, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	December 31,
	2004	2003

Assets
Current assets
Cash and cash equivalents	$1,286	$2,704
Accounts receivable, less allowance for doubtful
accounts of $61 and $98 in 2004 and 2003, respectively	605	1,230
Prepaid expenses and other assets	565	991
Total current assets	2,456	4,925

Property and equipment, net	264	489
Software development costs, net	1,095	2,966
Intangible assets	800	1,029
Goodwill	1,658	2,398
Total assets	$6,273	$11,807

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$581	$568
Sales tax payable	220	373
Deferred revenue	1,351	1,429
Accrued employee compensation and benefits	156	368
Borrowings	-	500
Dividends payable	46	41
Other accrued liabilities	70	159
Total current liabilities	2,424	3,438

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized;
50,687 shares issued; 34,020 and 27,020 outstanding
at 2004 and 2003, respectively
24,020 shares @$100 per share liquidation preference
10,000 shares @$75 per share liquidation preference	3,011	2,333

Common stock, par value $.0019 per share; 10,000,000
shares authorized; 2,693,993 and 2,672,728 shares issued
and outstanding at 2004 and 2003, respectively	13	13

Additional paid-in capital	25,485	25,691
Accumulated other comprehensive loss	(754)	(400)
Accumulated deficit	(23,906)	(19,268)
Total shareholders' equity	3,849	8,369

Total liabilities and shareholders' equity	$6,273	$11,807

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Operations
(in thousands, except share data)
	For the year ended
	December 31,
	2004	2003	2002
Net revenues
Software	$2,322	$3,820	$2,934
Services	2,316	5,423	9,785
Maintenance	2,662	2,608	1,654
Other	100	53	31
	7,400	11,904	14,404
Costs and expenses
Cost of revenues
Software	2,031	1,239	1,197
Services	2,361	3,135	3,252
Maintenance	490	609	515
Other	90	53	31
Sales and marketing	3,144	3,970	3,481
Product development	1,188	1,349	699
General and administrative	2,417	2,773	2,584
Foreign currency exchange (gain)/loss	(416)	(425)	(327)
Charge for Goodwill Impairment	750	-	-
Operating income/(loss)	(4,655)	(799)	2,972

Interest income, net	17	25	53
Income/(loss) before income taxes	(4,638)	(774)	3,025

Income tax provision	-	(1)	-
Net income/(loss)	(4,638)	(775)	3,025

Dividends on preferred stock	(255)	(221)	(252)
Net income/(loss) applicable to common shareholders	$(4,893)	$(996)	$2,773

Basic earnings/(loss) per share	$(1.82)	$(.39)	$1.29

Basic weighted average shares outstanding	2,682	2,572	2,150

Diluted earnings/(loss) per share	$(1.82)	$(.39)	$.96

Diluted weighted average shares outstanding	2,682	2,572	3,153

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(in thousands, except share data)

						Compre-	Accumulated
					Additional	hensive	other
	Common Stock		Preferred Stock		paid-in	income	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	(loss)	income/(loss)	deficit	Total
Balance at December 31, 2001	2,100,351	$12	33,687	$2,833	$22,403		$(26)	$(21,265)	$3,957

Exercise of common stock options	33,807	-	-	-	197	-	-	-	197
Employee stock purchases	97	-	-	-	-	-	-	-	-
Conversion of Series C Preferred Stock to Common	194,458	-	(4,667)	(350)	350	-	-	-	-
Dividends	-		-	-	-	-	-	(253)	(253)
Comprehensive income
Net income	-	-	-	-	-	3,025	-	3,025	3,025
Foreign currency translation adjustment	-	-	-	-	-	(105)	(105)	-	(105)
Comprehensive income	-	-	-	-	-	2,920
Balance at December 31, 2002	2,328,713	12	29,020	2,483	22,950		(131)	(18,493)	6,821

Exercise of common stock options	56,311	1	-	-	233	-	-	-	234
Employee stock purchases	65	-	-	-	-	-	-	-	-
Issuance of common stock for Connect Care acquisition	200,000	-			2,535	-	-	-	2,535
Issuance of common stock	4,306				44				44
Conversion of Series C Preferred Stock to Common	83,333	-	(2,000)	(150)	150	-	-	-	-
Dividends	-		-	-	(221)	-	-		(221)
Comprehensive loss
Net loss	-	-	-	-	-	(775)	-	(775)	(775)
Foreign currency translation adjustment	-	-	-	-	-	(269)	(269)	-	(269)
Comprehensive loss	-	-	-	-	-	(1,044)
Balance at December 31, 2003	2,672,728	13	27,020	2,333	25,691		(400)	(19,268)	8,369

Exercise of common stock options	2,292	-	-	-	4	-	-	-	4
Employee stock purchases	745	-	-	-	1	-	-	-	1
Issuance of common stock	18,228				44				44
Series D Convertible Preferred Stock	-	-	7,000	678		-	-	-	678
Dividends	-		-	-	(255)	-	-		(255)
Comprehensive loss
Net loss	-	-	-	-	-	(4,638)	-	(4,638)	(4,638)
Foreign currency translation adjustment	-	-	-	-	-	(354)	(354)	-	(354)
Comprehensive loss	-	-	-	-	-	$(4,992)
Balance at December 31, 2004	2,693,993	$13	34,020	$3,011	$25,485		$(754)	$(23,906)	$3,849

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	For Year Ended
	December 31,
	2004	2003	2002
Cash flows from operating activities
Net income/(loss)	$(4,638)	$(775)	$3,025
Adjustments to reconcile net income/(loss) to net cash
used in operating activities
Depreciation and amortization	1,817	1,660	1,482
(Gain)/loss on disposal of fixed assets	3	(8)	115
Provision for bad debts	(33)	(10)	22
Stock compensation	44	44	-
Impairment of Goodwill	750
Write-off of capitalized software	711	-	-
Changes in assets and liabilities
Accounts receivable	658	1,889	(1,095)
Prepaid expenses and other assets	426	(284)	(190)
Accounts payable	13	(695)	334
Sales tax payable	(153)	(344)	317
Deferred revenue	(78)	(148)	149
Accrued employee compensation and benefits	(212)	(356)	272
Other accrued liabilities	(89)	74	32
Total adjustments	3,857	1,822	1,438
Net cash provided by operating activities	(781)	1,047	4,463
Cash flows from investing activities
Software development costs	(94)	(2,035)	(1,451)
Purchases of property and equipment,net	(108)	(93)	(735)
Acquisition of Connect Care, net of cash acquired	-	(130)	-
Net cash used in investing activities	(202)	(2,258)	(2,186)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net	678	-	-
Issuance of common stock	-	(95)	-
Exercise of common stock options	4	234	197
Proceeds from employee stock purchase plan	1	-	-
Proceeds from borrowings	-	500	-
Repayment of borrowings	(500)	-	-
Payment of dividends on convertible preferred stock	(250)	(222)	(434)
Net cash provided by/(used in) financing activities	(67)	417	(237)
Effect of exchange rate changes on cash	(368)	(281)	(121)
Net increase/(decrease) in cash	(1,418)	(1,075)	1,919
Cash and cash equivalents, beginning of year	2,704	3,779	1,860
Cash and cash equivalents, end of year	$1,286	$2,704	$3,779

Supplemental disclosure of cash flow information
Cash paid for interest	$26	$4	$-
Cash paid for income taxes	$-	$1	$-

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Notes to Financial Statements

1.    Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave (“Firstwave” or the “Company”) is a leading provider of Customer Relationship Management (CRM) industry-focused solutions. Firstwave's corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. We strive to provide our clients with effective CRM, robust technology and the highest standard of customer service.

A leader in Sports and High Technology CRM, Firstwave offers a suite of features to specifically meet the needs of companies and organizations within those industries. Firstwave Sports is designed to help organizations, such as National Governing Bodies, large sporting events and teams, increase revenue by maximizing the use of their valuable databases. Firstwave Technology helps software and technology customers keep current customers loyal, close more sales and capture more market share. Our CRM solutions offer sales, marketing, customer support automation along with project and product quality management. Firstwave CRM is adaptive and scalable and easily integrates with an organization’s existing systems. This allows for rapid deployment and, typically, a lower total cost of ownership.

Firstwave supports several product lines: Firstwave CRM, Firstwave Sports, Firstwave Technology and TakeControl.

Basis of presentation and liquidity considerations

Fair value of financial instruments
The Company has identified cash, accounts receivable, accounts payable and debt as financial instruments of the Company. Due to the nature of these financial instruments the Company believes that the fair value of these financial instruments approximates their carrying value.

Consolidation
The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiaries, Connect-Care, Inc. and Firstwave Technologies UK, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Liquidity
Maintaining the Company’s future capital requirements will depend on many factors, including its ability to increase revenue levels and keep costs of operations down to generate positive cash flows, as well as the timing and extent of spending to support product development efforts and expansion of sales and marketing, and market acceptance of the Company’s products. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain additional financing, if needed, for operations will be successful in the future. The Company’s future capital needs will be highly dependent upon the Company’s ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to uncertainty. If the Company is unable to obtain the necessary additional capital, it may be required to reduce the scope of planned product development and sales and marketing efforts, as well as reduce the size of current staff, all of which could have a material adverse effect on its business, financial condition, and the Company’s ability to reduce losses or generate profits.

Firstwave Technologies, Inc.
Notes to Financial Statements

2.    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates which require management’s judgment include revenue recognition, accounts receivable reserve, valuation of long-lived assets and intangible assets, and goodwill. Management bases its estimates on historical experience and on other factors which are believed to be reasonable under the circumstances. All accounting estimates and the basis for these estimates are discussed between the Company’s senior management and the Audit Committee. Actual results could differ from those estimates.

3.    Summary of Significant Accounting Policies

Revenue recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations.

Revenue from software product licenses (other than ticketing and fan memberships described below) is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. The Company accrues for estimated warranty costs at the time it recognizes revenue.

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

The Company has agreements with customers, particularly relating to sporting events, whereby it will recognize revenue at a future date based on a per-ticket or per-fan membership basis. The amount the Company will receive per ticket or membership is variable, but is pre-determined in the terms of the agreements. Although tickets may be sold in advance of the event, the Company will recognize these revenues after the event occurs. Ticketing revenue is consolidated into software revenues on the Company’s financial statements. The Company will recognize a per-fan membership revenue at the time membership begins or upon receipt of payment, whichever occurs later.

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

Firstwave Technologies, Inc.
Notes to Financial Statements

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

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit 50% to 60% of standard license fees and maintenance revenues they produce. Pursuant to EITF 99-19, the Company recognizes these distributor sales at the gross license amount because the Company retains title to the products, holds the risk and rewards of ownership, such as risk of loss for collection, and responsibility for providing the product to the customer. The Company is responsible for establishing and maintaining the pricing of the product and performs any source code changes to the product. The independent distributors are considered agents of the Company and work on a commission basis. The commissions paid are reflected as a selling expense in the Company’s financial statements. The maintenance fees generated by distributor revenues are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. There were no international distributor revenues in 2003, compared to $3,000 in 2004.

Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. During 2004, the Company entered into agreements with four customers that involved an exchange of software licenses, services, and/or maintenance for marketing sponsorships. In two of the agreements, the payments involved both cash and non-cash exchanges for marketing sponsorships. The revenue recorded in 2004 related to the non-cash portion of these transactions was $499,600 in software license revenue, $117,600 in services revenue and $67,000 in maintenance revenue. An additional $7,000 in services revenue and $43,000 in maintenance revenue is expected to be recognized in 2005 as services and maintenance are performed. The marketing sponsorship packages, which were expensed in 2004, include “Official CRM Supplier” designations, rights to use customer logos in marketing materials, and links to client websites. Tickets and hospitality packages for specific future sporting events in the amount of $5,250 remain as prepaid items and will be shown as marketing expense when the future sporting event occurs.

During the fourth quarter of 2003, the Company entered into an agreement with a Firstwave Sports customer to exchange a total of $200,000 in software licenses, services, and maintenance in exchange for marketing sponsorships at future sporting events. The revenue recorded in the fourth quarter of 2003 on this transaction was $125,400 in software revenues and $74,600 in deferred revenue. The deferred revenue was recognized in 2004 as services revenues when the services were performed and as maintenance revenues ratably over the term of the maintenance agreement.

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

The Company’s US accounting management oversees reporting procedures in the UK and monitors the UK’s transactions on a timely basis. The US management reviews transactions and sales contracts as such transactions and sales are occurring to ensure that revenues are recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with generally accepted accounting principles. Management of the UK subsidiary report directly to US management, with US management substantially involved in all aspects of UK operations. As such, US management has established procedures to insure that international revenues are recognized properly and on a timely basis.

Firstwave Technologies, Inc.
Notes to Financial Statements

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

The Company evaluates the realizability of unamortized capitalized software costs at each balance sheet date. Software development costs which are capitalized are subsequently reported at the lower of unamortized cost or net realizable value. If the unamortized capitalized software cost exceeds the net realizable value of the asset, the amount would be written off accordingly. The net realizable value of the capitalized software development costs is the estimated future gross revenues of the software product reduced by the estimated future costs of completing and disposing of that product. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than three years. It is possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both could be reduced due to changing technologies. The amortization of software development costs is presented as a cost of software revenues in the Company’s financial statements.

During the fourth quarter of 2004 we conducted a review of the products comprising capitalized software development costs on the Company’s balance sheet. After the review, a decision was made that we would no longer use one product to generate revenues and we would discontinue development of two other products. This resulted in a write-off of $711,000 of software development costs capitalized in prior years which are reflected in cost of software revenues.

Goodwill and other intangibles
In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s estimates of future net cash flows and assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS No. 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. Goodwill was evaluated at year-end for impairment during the fourth quarter of 2004 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. It was determined there was no instance of impairment of recorded Goodwill. Therefore, the second phase of the testing was not required. During the first quarter of 2005, based on lower-than-expected operating results, the Company re-evaluated the assumptions utilized at year-end and revised the anticipated future earnings projections. As a result of the review, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $750,000 to write-off a portion of the carrying value of goodwill.

Firstwave Technologies, Inc.
Notes to Financial Statements

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through certain customers. The customer accounts receivable which represented more than 10% of total accounts receivable are shown below:

	December 31,
	2004	2003
sports coach UK	0.0%	65.3%
Argos, Ltd	13.8%	0.0%
British Canoe Union	10.7%	N/A
CapGemini UK	12.6%	0.0%
Sungard HTE, Inc.	15.0%	0.0%

Significant Customer
The table below identifies customers who contributed more than 10% of total revenue for each year shown.

	Year ended December 31,
	2004	2003	2002
Electronic Data Systems, Ltd	11.8%	55.2%	71.9%
Rugby Football Union	12.0%	0.0%	N/A

Stock-based compensation
Effective for 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which did not have a material impact on the consolidated financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income/(loss) and net income/(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except for per share data).

	Year Ended
	December 31,
	2004	2003	2002
Net income/(loss) applicable to common
shareholders as reported	$(4,893)	$(996)	$2,773

Stock based employee compensation, net of related
tax effects under the fair value based method	943	556	629
Net income/(loss) as adjusted	$(5,836)	$(1,552)	$2,144

Earnings/(loss) per share:
Basic - as reported	$(1.82)	$(.39)	$1.29
Basic - as adjusted	$(2.18)	$(.60)	$1.00

Diluted - as reported	$(1.82)	$(.39)	$.96
Diluted - as adjusted	$(2.18)	$(.60)	$.76

Firstwave Technologies, Inc.
Notes to Financial Statements

The fair value of each option grant and the employees' purchase rights are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2004, 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 127%, 143% and 149%, and risk-free interest rate ranging from 2.96% to 3.82% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the twelve month periods ended December 31, 2004 and December 31, 2003, as the Company established a full valuation allowance for its net deferred tax assets.

Basic and diluted net income/(loss) per common share
Basic net income/(loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation in 2003 and 2004 had they not been antidilutive. Net income/(loss) applicable to common shareholders includes a charge for dividends related to the Company’s outstanding preferred stock.

The total number of common shares included in the Company’s computation of diluted income per share was 1,003,088 in 2002, and the number of common shares that would have been included in the Company's computation of diluted loss per share if they had been dilutive was 830,779 in 2004 and 791,419 in 2003. Weighted average options to purchase shares of common stock outstanding but not included in the computation of diluted EPS were 426,975 in 2004, 126,227 in 2003, and 67,427 in 2002. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Shown below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share data):

	For Year Ended December 31, 2004
	Income	Shares		Per Share
	(Numerator)	(Denominator)		Amount
Net loss	$(4,638)
Less: Preferred Stock Dividends	(255)

Basic EPS
Loss applicable to common shareholders	(4,893)	2,682		$(1.82)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	-	792
Stock Options		20
		831	(1)
Diluted EPS
Loss applicable to common shareholders	$(4,893)	2,682		$(1.82)

(1) Not included in Diluted EPS because they were anti-dilutive

	For Year Ended December 31, 2003
	Income	Shares		Per Share
	(Numerator)	(Denominator)		Amount
Net loss	$(775)
Less: Preferred Stock Dividends	(221)

Basic EPS
Loss applicable to common shareholders	(996)	2,572		$(0.39)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	-	665
Stock Options		107
		791	(1)
Diluted EPS
Loss applicable to common shareholders	$(996)	2,572		$(0.39)

(1) Not included in Diluted EPS because they were anti-dilutive

	For Year Ended December 31, 2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income	$3,025
Less: Preferred Stock Dividends	(253)

Basic EPS
Income applicable to common shareholders	2,772	2,150	$1.29

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	253	865
Stock Options		119
		1,003
Diluted EPS
Income applicable to common shareholders	$3,025	3,153	$0.96

Foreign currency translation
The financial statements of the Company's U.K. subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss in shareholders' equity.

The Company maintains a short term intercompany account representing items owed to the U.S. parent for royalty charges and intercompany charges assessed on the U.K. subsidiary. These items are intercompany in nature and are eliminated in the consolidation of the financial statements. Cash payments against the intercompany balance are made regularly by the U.K. subsidiary to the U.S. parent. The intercompany account charges are denominated in U.K. currency, converted to U.S. dollars, and eliminated in the preparation of the consolidated financial statements. The exchange risk to the Company is if the exchange rate decreases, the carrying value of the intercompany balance decreases and results in a charge against income. The tax consequence of this intercompany activity is that the U.S. parent recognizes income in its U.S. corporate income tax returns for the intercompany charges assessed on the U.K. subsidiary.

Firstwave Technologies, Inc.
Notes to Financial Statements

During the period from January 1 through March 22, 2005, the U.S. dollar strengthened against the U.K. pound, with the result that the Company has incurred approximately $59,000 of exchange rate decreases during such period.

Advertising Expense
The Company expenses advertising costs when the advertising takes place. Advertising costs were $842,000, $54,000 and $78,000 in 2004, 2003 and 2002, respectively.

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

Comprehensive income/(loss)
Comprehensive income/(loss) consists of net income/(loss) and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income/(loss). For the Company, such items include primarily the cumulative translation adjustment converting the financial position and statement of operations of our UK subsidiary to US dollars.

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

Firstwave Technologies, Inc.
Notes to Financial Statements

The Company accounted for the $300,000 as contingent consideration in accordance with paragraphs 25 through 28 of SFAS 141. Because the amount, if any, of contingent consideration was not determinable at the acquisition date, no amount for the contingency was recorded in the Company’s financial statements until the contingency was resolved, or the consideration was issued or became issuable.

The $300,000 earn-out provision of the merger agreement with Connect-Care was contingent upon the attainment of certain total revenues, including license revenues and associated maintenance revenues that would be recognized according to SOP 97-2, during 2003 from March through December. Such earn-out was contingent consideration based upon future financial performance. Such revenue attainment would be offset by any net accounts receivable shown as of February 28, 2003 that was not collected by December 31, 2003. Such amount was to be paid on or prior to the earlier of (i) the date Firstwave files its Annual Report on Form 10-K with respect to the fiscal year ending December 31, 2003 or (ii) March 31, 2004. As of December 31, 2003 the revenue goals were not met, and therefore, no additional consideration was paid.

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

Firstwave Technologies, Inc.
Notes to Financial Statements

The weighted average amortization period for these intangible assets is six years. There are no significant residual values in the intangible assets. The Company began amortization of the intangible assets effective April 1, 2003, recording $229,000 and $171,000 in total amortization expense in 2004 and 2003, respectively. Goodwill was evaluated for impairment during the fourth quarter of 2004 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The fair value was estimated using the expected net present value of future cash flows. It was determined there was no instance of impairment of recorded goodwill. During the first quarter of 2005, based on lower-than-expected operating results, the Company re-evaluated the assumptions utilized at year-end and revised anticipated future earnings projections. As a result of the review, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $750,000 to write-off a portion of the carrying value of goodwill.

The following table presents details of acquired intangible assets (in thousands):

	December 31, 2004
	Gross carrying	Accumulated
	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$175
Connect-Care Customer Relationships	900	225
Total	$1,200	$400

Aggregrate Amortization Expense
For the nine months ended December 31, 2003	$171
For the twelve months ended December 31, 2004	229

Estimated Amortization Expense
For year ended December 31, 2005	$229
For year ended December 31, 2006	154
For year ended December 31, 2007	129
For year ended December 31, 2008	129
For year ended December 31, 2009	$129

Firstwave Technologies, Inc.
Notes to Financial Statements

5.    Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31,
	2004	2003

Computer hardware and other equipment	$1,789	$1,825
Furniture and fixtures	780	773
Purchased software	1,796	1,740
	4,365	4,338
Less: Accumulated depreciation and amortization	(4,101)	(3,849)
	$264	$489

Depreciation and amortization of property and equipment totaled $334,000, $379,000, and $310,000, in 2004, 2003 and 2002, respectively.

6.    Product Development Expenses

Product development expenses are summarized as follows (in thousands):

	Year ended December 31,
	2004	2003	2002

Total development expenses	$1,282	$3,384	$2,150
Less: Additions to capitalized software
development before amortization	94	2,035	1,451
Product development expenses	$1,188	$1,349	$699

The activity in the capitalized software development account is summarized as follows (in thousands):

	Year ended December 31,
	2004	2003	2002

Balance at beginning of year, net	$2,966	$2,041	$1,762
Additions	94	2,035	1,451
Amortization expense	(1,254)	(1,110)	(1,172)
Write-off of discontinued products prior to release	(136)	-	-
Write-off of discontinued product	(575)	-	-
Balance at end of year, net	$1,095	$2,966	$2,041

During the fourth quarter of 2004, a decision to no longer market one product and discontinue development of two other products resulted in a write-off of $711,000 of previously capitalized software development costs which is reflected in cost of software revenue in the Company’s consolidated financial statements.

Firstwave Technologies, Inc.
Notes to Financial Statements

7.    Borrowings

On July 29, 2003, the Company signed a “Revolving Credit Facility” loan with RBC Centura whereby the Company could borrow up to $1,000,000. The Company had borrowings of $500,000 against the line of credit as of December 31, 2003. The Revolving Facility accrued interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at Borrower’s option. The loan was secured by the assets of the Company. The Company had to comply with certain financial covenants per the terms of the agreement.

On July 29, 2004, the Company renewed its Revolving Credit Facility with RBC Centura. The renewal was made on the same terms and conditions set forth in the original Loan Agreement dated July 29, 2003 with the following modifications: the principal amount was decreased from a maximum of $1,000,000 to a maximum of $500,000, no margin formula or certified borrowing base was required for any borrowings under the Line of Credit, and the maturity date was extended to July 27, 2005.

The weighted average interest rates for 2004 and for the period from July 29 through December 31, 2003 were 5.03% and 4.43%, respectively.

The Company repaid its $500,000 of borrowings under the line of credit in full on December 30, 2004 and, on March 1, 2005, cancelled the Revolving Credit Facility.

8.    Shareholders’ Equity

Preferred Stock
During June 2004, the Company issued 7,000 shares of Series D Convertible Preferred Stock in a private placement. The Company received $700,000 in gross proceeds and incurred approximately $22,000 in expenses related to this offering. The Preferred Stock has voting rights and accumulates dividends at an annual rate of 9%, payable monthly in cash or shares of common stock, and is convertible at the holder’s option into Common Stock of the Company at any time after June 15, 2005, at a conversion rate of $3.00 per share of Common Stock. The Series D Convertible Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series A Convertible Preferred, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends. At December 31, 2004, there were 7,000 shares of Series D Preferred Stock outstanding and $5,250 of dividends payable related to this offering. Net loss applicable to common shareholders included a year to date charge of approximately $34,000 in dividends related to the Series D Convertible Preferred Stock for the year ending December 31, 2004.

In September 2001, 16,667 shares of the Company’s Series C Convertible Preferred Stock were issued. The Series C Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly and are convertible into Common Stock of the Company at anytime at a conversion rate of $1.80 per share of Common Stock. The Preferred Stock has a liquidation preference of $75 per share plus all accrued and unpaid dividends. The Company incurred $119,000 in legal fees and cost related to the special proxy mailing associated with this offering. These costs were netted from the proceeds received for the stock. In 2003, 2,000 shares of this offering were converted to 83,333 shares of Common Stock and in 2002, 4,667 shares of this offering were converted to 194,458 shares of Common Stock pursuant to the original terms of the Preferred Stock. At December 31, 2004, there were 10,000 shares of Series C Preferred Stock outstanding and $5,625 of dividends payable related to this offering. Net income/(loss) applicable to common shareholders included a year to date charge of approximately $68,000, $68,000 and $99,000 in dividends related to the Series C Convertible Preferred Stock for years ending December 31, 2004, 2003, and 2002, respectively.

Firstwave Technologies, Inc.
Notes to Financial Statements

In November 2000, the Company issued 7,020 shares of Series B Convertible Preferred Stock in a private placement. The Company received $702,000 in November 2000 related to this offering. The Series B Convertible Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company, at a conversion rate of $8.10 per share of Common Stock. The Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series A Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends. At December 31, 2004, there were 7,020 shares of Series B Preferred Stock outstanding and $5,265 in dividends payable related to this offering. Net income/(loss) applicable to common shareholders included a year to date charge of approximately $63,000 per year in dividends related to the Series B Convertible Preferred Stock for years ending December 31, 2004, 2003, and 2002.

During the second quarter of 1999, the Company issued 20,000 shares of Series A Convertible Preferred Stock in a private placement. The Company received $2,000,000 related to this offering. The Series A Convertible Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company, at a conversion rate of $6.18 per share of Common Stock. The Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends. During 2000, 10,000 shares of this offering were converted to 161,812 shares of Common Stock pursuant to the original terms of the Preferred Stock. At December 31, 2004, there were 10,000 shares of Series A Convertible Preferred Stock outstanding and $7,500 dividends payable related to this offering. Net income/(loss) applicable to common shareholders included a year to date charge of $90,000 per year in dividends related to the Series A Convertible Preferred Stock for years ending December 31, 2004, 2003, and 2002.

9.    Income Taxes

The components of the provision/(benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Current
Foreign	$-	$1	$-

Deferred
United States	(1,233)	338	1,179
Foreign	(703)	(630)	-
Change in valuation allowance	1,936	292	(1,179)
	$-	$1	$-

The difference between the provision for income taxes at the approximate statutory income tax rate of 34% and the Company's effective tax rate is as follows:

Firstwave Technologies, Inc.
Notes to Financial Statements

At December 31, 2004 and 2003, deferred tax (assets) liabilities are comprised of the following
(in thousands):

	Year ended
	December 31,
	2004	2003
Gross deferred tax liabilities
Capitalization of software development costs	$374	$1,009
Depreciation	150	151
Other	-	-
	524	1,160
Gross deferred tax assets
Net operating loss carryforwards	(10,918)	(9,600)
Tax credit carryforwards	(83)	(83)
Allowance for doubtful accounts receivable	(16)	(34)
	(11,017)	(9,717)
Valuation allowance	10,493	8,557
	(524)	(1,160)
Net deferred tax assets	$-	$-

The Company has general business tax credit carryforwards of approximately $245,000 which will expire in years 2008 through 2011. At December 31, 2004 the Company has U.S. net operating loss carryforwards of approximately $23,300,000 which expire in years 2009 through 2019, and approximately $4,700,000 in foreign net operating loss carryforwards, United Kingdom tax law does not provide for expiration of net operating losses, consequently the foreign tax operating losses carryforward indefinitely.

SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been provided for those net operating loss carryforwards and foreign tax credits which are estimated to expire before they are utilized. Management's estimate of the valuation allowance could be affected in the near term based on results of operations in future periods.

10.   Stock Option Plans

In February 1993, the Board of Directors adopted a Stock Option Plan (the "Option Plan"). The Company has reserved 816,667 shares of common stock for issuance under the Option Plan. Pursuant to the terms of the Option Plan, the Compensation Committee of the Board of Directors is authorized to grant options to employees and directors of the Company who are eligible to receive options under the Option Plan. The Compensation Committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. A portion of the options granted vest on the first anniversary of the date of grant and the remainder vest over a two to five-year period thereafter as specified by the individual grant agreements. Vesting may accelerate based on Company performance criteria or change of control, as specified by the original individual grant agreements. Options expire ten years after the date of grant.

At December 31, 2004, 68,366 options were available for grant and 579,612 options were outstanding related to the Option Plan.

Firstwave Technologies, Inc.
Notes to Financial Statements

A summary of stock option activity is as follows:

		Exercise	Weighted	Weighted
		Price	Avg Exercise	Average
	Shares	Per Share	Price	Fair Value
		$	$	$

Outstanding at December 31, 2001	335,745	.95 - 35.81	7.15

Granted	195,785	2.20 - 14.60	6.58	5.89
Exercised	(33,807)	1.38 - 9.75	5.79
Canceled or expired	(141,125)	1.32 - 35.81	9.78

Outstanding at December 31, 2002	356,598	.95 - 16.50	5.93

Granted	219,734	5.50 - 16.50	9.87	8.61
Exercised	(56,311)	.95 - 11.25	4.15
Canceled or expired	(135,192)	.95 - 16.50	6.63

Outstanding at December 31, 2003	384,829	1.32 - 16.50	8.21

Granted	312,000	2.24 - 5.59	3.81	3.23
Exercised	(2,292)	1.38 - 4.05	2.11
Canceled or expired	(114,925)	1.38 - 15.92	7.39

Outstanding at December 31, 2004	579,612	1.32 - 16.50	6.02

		Weighted
		Avg Exercise
Options exercisable	Shares	Price
		$
at December 31, 2004	310,822	5.19
at December 31, 2003	118,860	7.52
at December 31, 2002	109,298	6.87

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

Firstwave Technologies, Inc.
Notes to Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Outstanding	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2004	Life (years)	Price	2004	Price
$ 1.32 - $ 2.84	201,027	9.05	$2.53	176,577	$2.60
$ 2.95 - $ 7.31	193,848	8.35	5.63	55,862	6.09
$ 7.69 - $16.50	184,737	7.27	10.24	78,383	10.39
$ 1.32 - $16.50	579,612	8.25	6.02	310,822	5.19

11.    Commitments and Contingencies

The Company leases office space and equipment under noncancelable lease agreements expiring on various dates through 2007. At December 31, 2004, future minimum rentals for noncancelable leases are as follows (in thousands):

Minimum
Year ending	Annual
December 31,	Rentals

2005	$359
2006	2
2007	1
$362

Net rent expense under these and other agreements was approximately $814,000, $780,000, and $972,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company evaluated its future lease commitments in its Atlanta, Georgia office and determined that it was currently using approximately 7,000 square feet of the 16,995 square feet leased through October 31, 2005. The remaining 9,995 square feet are not used by the Company and will provide no economic benefit for the remaining term of the lease. In accordance with SFAS No. 146, the Company has accrued $153,000 representing the remaining rent expense relating to these 9,995 square feet ($218,000) net of estimated potential sublease rental income ($65,000).

The Company may be subject to legal proceedings and claims, which may arise, in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially effect the financial position of the Company.

12.   Employee Benefit Plans

401(k) Plan
Effective August 1, 1990 the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 100% of their annual compensation to the 401(k) Plan, subject to Internal Revenue Service annual contribution limits. For each payroll period, the Company matches 30% of the lesser of (1) the participants' contribution or (2) 7.5% of the participants' compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 2004, 2003,and 2002, the Company made matching contributions of approximately $46,500, $55,000, and $39,500, respectively, to the 401(k) Plan and no discretionary contributions were made.

Firstwave Technologies, Inc.
Notes to Financial Statements

Employee Stock Purchase Plan
The Company has reserved 40,000 shares of common stock for issuance under its Employee Stock Purchase Plan ("ESPP"), which was effective January 31, 1995. The ESPP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter. No compensation expense is recorded in connection with this plan. During 2004 and 2003, 745 and 65 shares, respectively, were issued under the ESPP. At December 31, 2004, 23,049 shares had been issued cumulatively under the plan and there were options to purchase 518 shares outstanding.

13.   Segment Information

Accounting Standard No. 131 - "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) requires detailed disclosures surrounding operating segments and certain enterprise-wide disclosures. Management believes that it has only a single segment consisting of software sales with related services and support. The enterprise-wide disclosures required by SFAS No. 131 are presented below. The Company exports its products through agreements with international distributors to whom it grants territorial rights.

A summary of international revenues, including the Company's U.K. subsidiary, by geographic area is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$3,012	$3,814	$1,767
Europe	4,385	8,090	12,572
South America	-	-	23
Australia and New Zealand	3	-	42
	$7,400	$11,904	$14,404

Long-lived assets of the Company are located primarily in the United States and in the office of the Company’s wholly owned subsidiary, Firstwave Technologies UK Ltd. Fixed assets of approximately $43,000, or 16.3% of the consolidated fixed asset balance, are located in the United Kingdom.

14.   Related Party Transactions

The President and Chief Operating Officer of the Company participated in the Series D Convertible Preferred Stock offering during June 2004 purchasing 300 shares of Series D Convertible Preferred Stock for a total investment of $30,000. He is paid monthly dividends of $225, with approximately $1,200 paid during 2004 and $225 has been accrued but not paid at December 31, 2004.

The Chairman and Chief Executive Officer of the Company is paid $16,875 monthly for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock. He was paid $202,500 annually in dividends during 2004 and 2003 and $363,000 during 2002, and $16,875 was accrued but not paid at December 31, 2004 and 2003.

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

Item 9B. Other Information
None

PART III

Item 10. Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to information under the captions “Corporate Governance and Board Matters,” “Proposal 1 - Election of Directors,” “Executive Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees. The Code of Business Conduct and Ethics is posted on the Company’s web site at www.firstwave.net under the caption “Codes and Charters” under “Investor Relations.”

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to information under the captions “Corporate Governance and Board Matters,” “Proposal 1 - Election of Directors,” “Executive Compensation” (excluding the section entitled “Certain Relationships and Related Transactions”), and “Stock Performance Graph” in the Company’s Proxy Statement for the Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference to information under the caption "Executive Compensation - Certain Relationship and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to information under the caption "Independent Accountants” in the Company's Proxy Statement for the Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	1.	Financial Statements
• Report of Independent Registered Public Accounting Firm
• Consolidated Balance Sheet at December 31, 2004 and December 31, 2003
• Consolidated Statement of Operations for the three years ended December 31, 2004
• Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2004
• Consolidated Statement of Cash Flows for the three years ended December 31, 2004
• Notes to Financial Statements

2.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).
3.3	Articles of Amendment dated April 26, 1999 setting forth the designation of the Series A Redeemable Preferred Stock.
3.4	Articles of Amendment dated November 15, 2000 setting forth the designation of the Series B Redeemable Preferred Stock.
3.5	Articles of Amendment dated September 7, 2001 setting forth certain revisions to Series A and Series B Convertible Preferred Stock. (4)
3.6	Articles of Amendment dated September 12, 2001 setting forth the one-for-three reverse stock split. (4)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.
4.9	Second Amendment to the Firstwave Technologies, Inc. 1993 Stock Option Plan (12)
4.10	Third Amendment to the Firstwave Technologies, Inc. 1993 Stock Option Plan (12)
4.11	Fourth Amendment to the Firstwave Technologies, Inc. 1993 Stock Option Plan (12)
4.14	Second Amendment to the Firstwave Technologies, Inc. Employee Stock Purchase Plan (12)
4.15	Third Amendment to the Firstwave Technologies, Inc. Employee Stock Purchase Plan (12)
4.16	Fourth Amendment to the Firstwave Technologies, Inc. Employee Stock Purchase Plan (12)
10.1	Form of Series D Convertible Preferred Stock Purchase Agreement (16)
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

10.5	Tax Indemnification Agreement dated February 4, 1993 among the Company and certain of its shareholders.(2)
10.6	Form of Selective Distribution Agreement for International Distributors. (1)
10.7	Form of Software License Agreement. (1) N/A
10.9	Computer Software License Marketing Agreement dated December 21, 1987 between the Company and Co-Cam Computer Services, Pty. Ltd. (1)
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
10.30
Letter Amendment dated February 10, 2004 amending the Software Development and License Agreement dated December 23, 2002, by and between the Football Association Limited and Firstwave Technologies UK Ltd.(14)

10.30	Secured Loan Agreement in the amount of up to $1,000,000 dated July 29, 2003 by the Company in favor of RBC Centura (13)
10.31	Commercial Promissory Note in the amount of up to $1,000,000 dated July 29, 2003 by the Company in favor of RBC Centura (13)
10.33	Waiver and First Amendment to Secured Loan Agreement dated July 29, 2003, by the Company in favor of RBC Centura (14)
10.34	Second Amendment of Loan Agreement and Revolving Line of Credit Note by and between Firstwave Technologies, Inc. and RBC Centura Bank. (15)
14.1	Firstwave Technologies, Inc. Code of Business Conduct and Ethics (17)
21.1	Subsidiaries of the Company. (17)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(12)Incorporated herein by reference to exhibits attached to the Company’s Registration Statement on Form S-8 filed with the Commission February 9, 2004.
(13)Incorporated herein by reference to exhibits attached to the Company’s Form 10-Q for the quarter ended September 30, 2003.
(14)Incorporated herein by reference to exhibits attached to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(15)Incorporated herein by reference to exhibits attached to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(16)Incorporated herein by reference to exhibits attached to the Company’s Current Report on Form 8-k filed with the Commission on June 14, 2004.
(17)Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firstwave Technologies, Inc.

Date: April 12, 2005	By:	/s/ Richard T. Brock
Richard T. Brock Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 12, 2005	By:	/s/ Richard T. Brock
Richard T. Brock Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 12, 2005	By:	/s/ Judith A. Vitale
Judith A. Vitale Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 12, 2005	By:	/s/ Roger A. Babb
Roger A. Babb Lead Director

Date: April 12, 2005	By:	/s/ Vincent J. Dooley
Vincent J. Dooley Director

Date: April 12, 2005	By:	/s/ Alan I. Rothenberg
Alan I. Rothenberg Director

Date: April 12, 2005	By:	/s/ John N. Spencer, Jr.
John N. Spencer, Jr. Director