Form 10-Q
period 2005-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2005-05-16
CIK 897078

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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
Yes__ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of May 12, 2005:

Common Stock, no par value   2,707,458 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March 31, 2005

Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Balance Sheet
(in thousands)
(Unaudited)
	Dec 31,	Mar 31,
	2004	2005

ASSETS

Current assets
Cash and cash equivalents	$1,286	$842
Accounts receivable, less allowance for
doubtful accounts of $98 and $81, respectively	605	504
Other prepaid expenses	565	546
Total current assets	2,456	1,892

Property and equipment, net	264	208
Software development costs, net	1,095	904
Intangible assets	800	743
Goodwill	1,658	1,639
Total assets	$6,273	$5,386

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$581	$585
Deferred revenue	1,351	1,308
Accrued employee compensation and benefits	156	154
Dividends payable	46	46
Other accrued liabilities	290	120
Total current liabilities	2,424	2,212

Shareholders' equity	3,849	3,174
Total liabilities and shareholders' equity	$6,273	$5,386

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	Mar 31,	Mar 31,
	2004	2005
Net Revenues
Software	$341	$82
Services	622	412
Maintenance	664	654
Other	34	22
	1,661	1,170
Cost and Expenses
Cost of revenues
Software	371	204
Services	620	504
Maintenance	141	102
Other	27	22
Sales and marketing	774	321
Product development	360	194
General and administrative	626	475
Foreign currency exchange (Gain)/Loss	(127)	158
	2,792	1,980

Operating loss	(1,131)	(810)

Interest income/(expense),net	(1)	60
Loss before income taxes	(1,132)	(750)
Income taxes	0	0
Net loss	$(1,132)	$(750)

Dividends on preferred stock	(55)	(71)

Net loss applicable to
common shareholders	$(1,187)	$(821)

Basic:
Loss per share	$(0.44)	$(0.30)
Weighted average shares	2,674	2,694

Diluted:
Loss per share	$(0.44)	$(0.30)
Weighted average shares	2,674	2,694

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Three Months Ended March 31, 2005

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	loss	Deficit	Total

Balance at December 31, 2004	2,693,993	$13	34,020	$3,011	$25,485		($754)	$(23,906)	$3,849

Exercise of common stock options	666				1				1

Issuance of common stock	518				1				1

Dividends					(71)				(71)

Comprehensive loss
Net loss						($750)		(750)	(750)
Foreign currency translation adjustment						144	144		144
Comprehensive loss						($606)

Balance at March 31, 2005	2,695,177	$13	34,020	$3,011	$25,416		($610)	$(24,656)	$3,174

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2005

Cash flows provided by/(used in) operating activities	$(686)	$(529)

Cash flows from investing activities
Software development costs	(74)	0
Purchases of property and equipment, net	(85)	(10)
Acquisition of Connect-Care	0	16
Net cash provided by/(used in) investing activities	(159)	6

Cash flows from financing activities
Proceeds from issuance of preferred stock	0	0
Proceeds from issuance of common stock	4	2
Payment of dividends on preferred stock	(55)	(71)
Net cash used in financing activities	(51)	(69)

Foreign currency translation adjustment	(97)	148

Decrease in cash and cash equivalents	(993)	(444)
Cash and cash equivalents, beginning of period	2,704	1,286
Cash and cash equivalents, end of period	$1,711	$842

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$0

Cash paid for interest	$6	$0

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
March 31, 2005

1.  Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a global provider of strategic CRM solutions specifically designed for the High Technology and Sports industries. Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Sports, Firstwave Technology and TakeControl.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the period ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiaries, Connect-Care, Inc. and Firstwave Technologies UK, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

2. Use of Estimates and Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates that require management’s judgment include revenue recognition, accounts receivable reserve, valuation of long-lived assets and intangible assets, and goodwill. Management bases its estimates on historical experience and on other various factors that are believed to be reasonable under the circumstances. All accounting estimates and the basis for these estimates are discussed among the Company’s senior management and members of the Audit Committee. Actual results could differ from those estimates.

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

Index

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

The Company has agreements with customers, whereby it will recognize revenue at a future date. This type of agreement is mostly found in the Company’s Sports business, where the Company recognizes revenue based on a per-ticket or per-fan membership basis after the actual event has occurred. The amount the Company will receive per ticket or membership is variable, but is pre-determined in the terms of the agreements. Although tickets may be sold in advance of the event, the Company will recognize these revenues after the event occurs. Ticketing revenue is consolidated into software revenues on the Company’s financial statements.

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

The revenue for the customization or implementation services is recognized as the services are provided and earned. Revenue is allocated to software and services based on vendor specific objective evidence of fair values. Because the software is a stand-alone product that can be used for the customer’s purpose upon installation, and because any services performed have insignificant effect on the functionality of the software, services revenues are accounted for separately from Software Revenues in accordance with Paragraph 69 of SOP 97-2.

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

International revenues are primarily generated by Firstwave UK and independent distributors who offer licenses of the Company's products in specific geographic areas. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit 50% to 60% of standard license fees and maintenance revenues they produce. Pursuant to EITF 99-19, the Company recognizes these distributor sales at the gross license amount because the Company retains title to the products, holds the risk and rewards of ownership, such as risk of loss for collection, and responsibility for providing the product to the customer. The Company is responsible for establishing and maintaining the pricing of the product and performs any source code changes to the product. The independent distributors are considered agents of the Company and work on a commission basis. The commissions paid are reflected as a selling expense in the Company’s financial statements. The maintenance fees generated by distributor revenues are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There were no non-monetary transactions in the first quarter of 2005.

Maintenance revenue is recognized on a pro rata basis over the term of the maintenance agreements.

Index

Advanced billings for services and maintenance contracts are recorded as deferred revenue on the Company's balance sheet, with revenue recognized as the services are performed and on a pro-rata basis over the term of the maintenance agreements.

The Company provides an allowance for doubtful accounts based on management’s estimate of receivables that will be uncollectible. The estimate is based on historical charge-off activity and current account status. Accounts Receivable are stated at invoiced amounts.

The Company’s US accounting management oversees reporting procedures in the United Kingdom and monitors their transactions on a timely basis. The US management reviews transactions and sales contracts as such transactions and sales are occurring to ensure that revenues are recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with accounting principles generally accepted in the United States. Management of the UK subsidiary report directly to US management, with US management substantially involved in all aspects of UK operations. As such, US management has established procedures to insure that international revenues are recognized properly and on a timely basis.

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

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill was evaluated for impairment at the end of the first quarter of 2005 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill.

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through certain customers. The Company has three customers, two in its Technology business and one in its Sports business, which individually accounted for more than ten percent of the Company’s total accounts receivable at December 31, 2004 and at March 31, 2005. The customer accounts receivable that represented more than 10% of total accounts receivable are shown below.

Index

	Dec 31,	Mar 31,
	2004	2005
Argos, Ltd	13.8%	0.0%
British Canoe Union	10.7%	3.6%
CapGemini UK	12.6%	0.0%
Sungard HTE, Inc.	15.0%	5.2%
Manhattan Associates	1.6%	20.8%

Significant Customers
The table below identifies customers who contributed more than 10% of total revenue for each period shown.

	For the Three Months Ended
	Mar 31,	Mar 31,
	2004	2005
Electronic Data Systems, Ltd.	22.5%	6.2%
Sports Coach UK	13.6%	2.9%

For a more detailed description of the information presented in the table above, see the discussion under the heading “Results of Operations” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2004	March 31, 2005
Net loss applicable to common
shareholders, as reported	$(1,187)	$(821)

Stock based employee compensation, net of related
tax effects under the fair value based method	172	21

Net loss applicable to common
shareholders, as adjusted	$(1,359)	$(842)
Loss per share:
Basic - as reported	$(0.44)	$(0.30)
Basic - as adjusted	$(0.51)	$(0.31)

Diluted - as reported	$(0.44)	$(0.30)
Diluted - as adjusted	$(0.51)	$(0.31)

Index

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the quarters ended March 31, 2004 and March 31, 2005, respectively: dividend yield of 0% for both quarters; expected volatility of 133% and 127%, and risk-free interest rate of 2.99% and 3.88%.

There were no new options granted during the first quarter of 2005. The reduction in stock based employee compensation from $172,000 to $21,000 is a result of a large number of cancellations of stock options during the quarter due to staff resignations of certain long-term employees.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three month periods ended March 31, 2004 and March 31, 2005, as the Company established a full valuation allowance for its net deferred tax assets.

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

Shown below is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations. (in thousands, except per share data):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2004			March 31, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(1,132)			$(750)
Less: Preferred Stock Dividends	(55)			(71)

Basic EPS
Loss applicable to common shareholders	$(1,187)	2,674	$(0.44)	$(821)	2,694	$(0.30)

Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	55	665		71	898
Stock Options		22			4
	55	706		71	921
Diluted EPS
Loss applicable to common shareholders	$(1,187)	2,674	$(0.44)	$(821)	2,694	$(0.30)

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

Index

Segment reporting
Management believes that the Company has only a single segment consisting of software sales with related services and support. The information presented in the consolidated statement of operations reflects the revenues and costs associated with this segment that management uses to make operating decisions and assess performance.

4. Goodwill and Intangibles

The Company has $743,000 of Intangible Assets and $1,639,000 of Goodwill as a result of acquisitions in 1998 and 2003.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s estimates of future net cash flows and assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS No. 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. During year-end 2004 Goodwill was evaluated for impairment in accordance with SFAS No. 142. As a result of the review, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $750,000 to write-off a portion of the carrying value of goodwill at December 31, 2004. Goodwill was again evaluated for impairment during the first quarter of 2005 and it was determined there was no further impairment of recorded goodwill.

The weighted average amortization period for the intangible assets with definite lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above mentioned intangible assets relating to the acquisitions effective April 1, 2003, recording $57,000 in amortization expense in the first quarter of 2005.

The following table presents details of intangible assets with definite lives (in thousands):

	December 31, 2004		March 31, 2005
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$175	$300	$200
Connect-Care Customer Relationships	900	225	900	257
Total	$1,200	$400	$1,200	$457

Aggregrate Amortization Expense
For the three months ended March 31, 2005	$57

Estimated Amortization Expense
For year ended December 31, 2005	$229
For year ended December 31, 2006	$154
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129
For year ended December 31, 2009	$129

5. Borrowings

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

Index

any advances are based on a borrowing base of 75% of eligible accounts receivable as determined by a certified borrowing base report. The loan is secured by the assets of the Company. The Company must comply with certain financial covenants per the terms of the agreement. As of March 31, 2004, the Company was in compliance with the required covenants.

The Company repaid its $500,000 of borrowings under the line of credit in full on December 30, 2004 and, on March 1, 2005, cancelled the Revolving Credit Facility. The Company had no borrowings at March 31, 2005. The Company paid $6,500 in interest expense in the first quarter of 2004, and no interest expense was incurred during the first quarter of 2005.

6. Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, was paid dividends of $675 in the first quarter of 2005 related to his $30,000 investment in Series D Convertible Preferred Stock from June of 2004. The Chairman and CEO of the Company was paid $50,625 in the first quarter of 2005 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

7. Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB)_No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to the Statement No. 123(R).

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This Report contains forward-looking statements that reflect management’s expectations, estimates, and projections for future periods based on information (financial and otherwise) available to management as of the end of the period covered by this Quarterly Report. These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”. Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed under the caption "Certain Factors Affecting Forward-Looking Statements" presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other factors discussed in the Company’s press releases and other Reports filed with the Securities and Exchange Commission.

Overview
Headquartered in Atlanta, Georgia, with an office in Surrey, England, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a global provider of strategic CRM solutions specifically designed for the High Tech and Sports industries. Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several products: Firstwave CRM, Firstwave Technology, First Sports and TakeControl.

Results of Operations
Total revenues decreased 29.6% from $1,661,000 in the first quarter of 2004 to $1,170,000 in the first quarter of 2005 primarily due to decreased software and services revenues. The primary cause of the decrease in total revenues is due to lower revenues from our relationships with Electronic Data Systems, Ltd. and Sports Coach, which contributed 22.5% and 13.6% respectively, of our total revenue during the first quarter of 2004, compared to 6.2% and 2.9% respectively, of total revenue during the first quarter of 2005. Although we successfully completed implementation of the multi-year services project for Electronic Data Systems, Ltd. during 2003, we continue to provide additional services and support and maintenance to this customer.

Software revenues decreased 76.0% from $341,000 in the first quarter of 2004 to $82,000 in the first quarter of 2005. This decrease is primarily due to lower-than-anticipated software license revenues of our sports solution from companies expected to replace prior revenues from Electronic Data Systems. Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

Services revenues decreased 33.8% from $622,000 in the first quarter of 2004 to $412,000 in the first quarter of 2005. This decrease was primarily due to a decrease in services engagements in the UK and the fact that we were unable to replace the large services engagements in the UK in the past with new customer engagements. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 1.5% from $664,000 during the first quarter of 2004 to $654,000 in the first quarter of 2005. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements.

Cost of software revenues decreased 45.0% from $371,000 in the first quarter of 2004 to $204,000 in the first quarter of 2005. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. The decrease is primarily due to a decrease in amortization expense of $156,000 related to the write-off of two product lines in the fourth quarter of 2004, resulting in lower amortization expense in 2005. Cost of software as a percentage of software revenues increased from 108.8% in the first quarter of 2004 to 248.8% in the first quarter of 2005, primarily due to the decrease in software revenue.

Cost of revenues for services decreased 18.7% from $620,000 in the first quarter of 2004 to $504,000 in the first quarter of 2005. The decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues increased from 99.7% in the first quarter of 2004 to 122.3% in the first quarter of 2005 primarily due to certain fixed personnel costs, which at lower revenue levels result in a decrease in the services revenue margin.

Cost of revenues for maintenance decreased 27.7% from $141,000 in the first quarter of 2004 to $102,000 in the first quarter of 2005. This decrease is due to decreased payroll costs associated with a reduction in the number of maintenance personnel. The cost of revenues for maintenance as a percentage of maintenance revenue decreased from 21.2% in the first quarter of 2004 to 15.6% in the first quarter of 2005 due to these reductions in payroll and personnel.

Index

Sales and marketing expense decreased 58.5% from $774,000 in the first quarter of 2004 to $321,000 in the first quarter of 2005. The decreases are the result of decreases in payroll and commission expenses associated with a reduction in the number of sales and marketing personnel, telemarketing costs, trade show costs and travel expenses.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 46.1% from $360,000 in the first quarter of 2004 to $194,000 in the first quarter of 2005. The decreases are primarily related to decreases in payroll costs associated with staff reductions, and reductions associated with fewer outside contractors. Software development costs capitalized during the three months ended March 31, 2004 were $74,000. There were no development costs capitalized during the first quarter of 2005. A net realizable analysis was performed at March 31, 2005 in accordance with SFAS 86. It was determined that the unamortized software development costs do not exceed net realizable value; therefore, no impairment loss was recorded.

General and administrative expenses decreased 24.1% from $626,000 in the first quarter of 2004 to $475,000 in the first quarter of 2005. The decrease is primarily due to reductions in rent expense and payroll costs associated with a reduction in personnel, as well as a reduction in base salaries for certain executive personnel.

The Foreign Currency exchange loss for the first quarter of 2005 was $158,000 compared to a gain of $127,000 in the first quarter of 2004 due to a less favorable exchange rate.

Dividends on preferred stock increased 29.1% from $55,000 in the first quarter of 2004 to $71,000 in the first quarter of 2005 due to dividends related to the issuance of shares of Series D Convertible Preferred Stock in June of 2004 for a purchase price of $700,000.

The above factors combined to result in a net loss of $821,000 in the first quarter of 2005 compared to a net loss of $1,187,000 in the first quarter of 2004. Net loss per basic and diluted share was $0.30 for the first quarter of 2005 compared to a net loss of $0.44 per basic and diluted share for the first quarter of 2004. At March 31, 2005, the number of basic weighted average shares outstanding was 2,694,000 compared to 2,674,000 at March 31, 2004.

Balance Sheet

Net accounts receivable decreased 16.7% from $605,000 at December 31, 2004 to $504,000 at March 31, 2005, primarily due to lower software license and services revenues invoiced. Property and equipment decreased 21.2% from $264,000 at December 31, 2004 to $208,000 at March 31, 2005 as a result of year-to-date depreciation partially offset by new asset purchases. Capitalized software development decreased 17.4% from $1,095,000 at December 31, 2004 to $904,000 at March 31, 2005 due to year-to-date amortization expense of $191,000. Intangible assets decreased 7.1% from $800,000 at December 31,2004 to $743,000 at March 31, 2005 due to $57,000 in year-to-date amortization expense.

Deferred revenue decreased 3.2% from $1,351,000 at December 31, 2004 to $1,308,000 at March 31, 2005 due to reductions in and the timing of billing for annual maintenance renewals. Other accrued liabilities decreased 58.6% from $290,000 at December 31, 2004 to $120,000 at March 31, 2005 primarily due to a decrease in accrued Value Added Tax in the UK and sales tax in the US consistent with lower revenues.

Liquidity and Capital Resources

As of March 31, 2005, the balance of cash and cash equivalents was $842,000 compared to $1,286,000 at December 31, 2004.

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

Index

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

The results of operations of Firstwave Technologies, UK Ltd, our wholly owned subsidiary located in Surrey, England, are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. Dollars upon consolidation. As a result of this translation, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

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

Index

Item 6. Exhibits
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

FIRSTWAVE TECHNOLOGIES, INC.

DATE: May 13, 2005	/s/ Judith A. Vitale
Judith A. Vitale Chief Financial Officer (Principal Financial Officer)