Form 10-Q
period 2005-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2005-08-15
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2005

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

Outstanding as of August 11, 2005:

Common Stock, no par value   2,728,723 shares

Index

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended June 30, 2005

Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Balance Sheet
(in thousands)

	Dec 31,	June 30,
	2004	2005
		(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,286	$552
Accounts receivable: less allowance for
doubtful accounts of $61 and $38, respectively	605	275
Note receivable, current	0	370
Other prepaid expenses	565	488
Total current assets	2,456	1,685

Property and equipment, net	264	133
Software development costs, net	1,095	713
Intangible assets	800	686
Goodwill	1,658	1,121
Note Receivable	0	1,023
Total assets	$6,273	$5,361

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$581	$521
Deferred revenue	1,351	1,005
Accrued employee compensation and benefits	156	103
Dividends payable	46	63
Other accrued liabilities	290	33
Total current liabilities	2,424	1,725

Shareholders' equity	3,849	3,636
Total liabilities and shareholders' equity	$6,273	$5,361

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2005	2004	2005
Net Revenues
Software	$72	$91	$316	$173
Services	118	177	740	377
Maintenance	641	506	1,305	1,085
Other	7	19	28	39
	838	793	2,389	1,674
Cost and Expenses
Cost of revenues
Software	318	211	690	415
Services	267	183	552	406
Maintenance	93	73	212	152
Other	4	11	18	24
Sales and marketing	426	178	954	342
Product development	313	194	673	388
General and administrative	343	390	866	776
	1,764	1,240	3,965	2,503

Operating loss	(926)	(447)	(1,576)	(829)

Interest income/(expense), net	(4)	7	(5)	67
Loss from continuing operations before taxes	(930)	(440)	(1,581)	(762)

Income taxes	0	0	0	0
Loss from continuing operations	(930)	(440)	(1,581)	(762)

Income/(Loss) from discontinued operations	788	(29)	307	(457)
Gain on sale of discontinued operations	-	327	-	327
Net Income/(Loss) from discontinued operations	788	298	307	(130)

Net Loss	(142)	(142)	(1,274)	(892)

Dividends on preferred stock	(58)	(71)	(113)	(142)

Net loss applicable to common shareholders	$(200)	$(213)	$(1,387)	$(1,034)

Income/(Loss) per common share - Basic and Diluted
Income/(Loss) from continuing operations	$(0.36)	$(0.19)	$(0.63)	$(0.33)
Income/(Loss) from discontinued operations	0.29	0.11	0.11	(0.05)
Net income/(loss) per common share	$(0.07)	$(0.08)	$(0.52)	$(0.38)

Weighted average shares - Basic and Diluted	2,682	2,710	2,676	2,698

The accompanying notes are an integral part of these financial statements.

Index

Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Six Months Ended June 30, 2005

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	loss	Deficit	Total

Balance at December 31, 2004	2,693,993	$13	34,020	$3,011	$25,485		$(754)	$(23,906)	$3,849

Exercise of common stock options	4,051				35				35

Issuance of common stock	30,343				32				32

Dividends					(142)				(142)

Comprehensive loss
Net loss						$(892)		(892)	(892)
Foreign currency translation adjustment						754	754		754
Comprehensive loss						$(138)

Balance at June 30, 2005	2,728,387	$13	34,020	$3,011	$25,410		$0	$(24,798)	$3,636

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2005

Cash flows provided by/(used in) operating activities	$(1,181)	$(899)

Cash flows from investing activities
Software development costs	(94)	0
Purchases of property and equipment, net	(86)	(13)
Sale of UK subsidiary	0	256
Net cash provided by/(used in) investing activities	(180)	243

Cash flows from financing activities
Proceeds from issuance of common stock	5	37
Proceeds from issuance of preferred stock	680	0
Payment of dividends on preferred stock	(111)	(125)
Net cash used in financing activities	574	(88)

Foreign currency translation adjustment	(56)	10

Decrease in cash and cash equivalents	(843)	(734)
Cash and cash equivalents, beginning of period	2,704	1,286
Cash and cash equivalents, end of period	$1,861	$552

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$0

Cash paid for interest	$11	$0

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
June 30, 2005

1. Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of strategic CRM solutions specifically designed for the High Technology industry. Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

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

On June 3, 2005, Firstwave Technologies, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) doing business as First Sports International. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company, located at The Pavillion, 1 Atwell Place, Thames Ditton, Surrey, England, KT7 ONF (the “Target”). The Company has also entered into a License Agreement (the “License Agreement”) with Buyer and Target, dated June 3, 2005, pursuant to which it granted to Buyer a non-exclusive, non-transferable, non-assignable, limited worldwide and revocable license to use, modify, recompile, reproduce, distribute and maintain the object code version of certain portions of its software and the Source Code materials relating to that software for use only in the “sports industry,” as defined in the License Agreement. Both the Stock Purchase Agreement and the License Agreement were filed with the Securities and Exchange Commission as Exhibits to Form 8-K on June 9, 2005. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited consolidated financial statements.

The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Connect-Care, Inc., and, where appropriate, its former subsidiary, Firstwave Technologies UK, Ltd., up until the effective date (May 1, 2005) of its sale. All intercompany transactions and balances have been eliminated in consolidation.

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

Index

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

The Company has agreements with customers, whereby it will recognize revenue at a future date. This type of agreement is mostly found in the Company’s prior Sports business, where the Company recognized revenue based on a per-ticket or per-fan membership basis after the actual event occurred. The amount the Company would receive per ticket or membership was variable, but was pre-determined in the terms of the agreements. Although tickets may have been sold in advance of the event, the Company would recognize these revenues after the event occurred. Ticketing revenue is consolidated into software revenues on the Company’s financial statements.

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

International revenues were primarily generated by Firstwave UK, prior to the sale of the UK Subsidiary, and independent distributors who offer licenses of the Company's non-sports products in specific geographic areas. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit 50% to 60% of standard license fees and maintenance revenues they produce. Pursuant to EITF 99-19, the Company recognizes these distributor sales at the gross license amount because the Company retains title to the products, holds the risk and rewards of ownership, such as risk of loss for collection, and responsibility for providing the product to the customer. The Company is responsible for establishing and maintaining the pricing of the product and performs any source code changes to the product. The independent distributors are considered agents of the Company and work on a commission basis. The

Index

commissions paid are reflected as a selling expense in the Company’s financial statements. The maintenance fees generated by distributor revenues are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There were no non-monetary transactions in the second quarter of 2005.

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

Prior to the sale of the UK Subsidiary, the Company’s US accounting management oversaw reporting procedures in the United Kingdom and monitored their transactions on a timely basis. The US management reviewed transactions and sales contracts as such transactions and sales occurred to ensure that revenues were recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with accounting principles generally accepted in the United States. Management of the UK subsidiary reported directly to US management, with US management substantially involved in all aspects of UK operations. As such, US management had established procedures to insure that international revenues were recognized properly and on a timely basis.

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

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment.

During the second quarter of 2005, the Company completed the sale of its UK Subsidiary, Firstwave Technologies UK Ltd. We allocated $488,187 of goodwill to this component that was sold. The resulting amount of goodwill was then evaluated at the end of the second quarter of 2005, and it was determined there was no impairment of recorded goodwill.

Index

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables and its note receivable. The Company has credit risk due to the high concentration of trade receivables through certain customers. The customer accounts receivable that represented more than 10% of total accounts receivable are shown below.

	Dec 31,	Jun 30,
	2004	2005
Argos, Ltd	13.8%	0.0%
CapGemini UK	12.6%	0.0%
Sungard HTE, Inc.	15.0%	6.3%
Manhattan Associates	1.6%	18.2%
Northrop Grumman	0.2%	10.0%

Significant Customers
The table below identifies customers who contributed more than 10% of total revenue from continuing operations for each period shown.

	For the Three Months Ended
	Jun 30,	Jun 30,
	2004	2005
Electronic Data Systems, Ltd.	12.1%	7.2%

For a more detailed description of the information presented in the table above, see the discussion under the heading “Results of Operations” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Net loss applicable to common
shareholders, as reported	$(200)	$(213)	$(1,387)	$(1,034)

Stock based employee compensation, net of related
tax effects under the fair value based method	522	522	694	542

Net loss applicable to common
shareholders, as adjusted	$(722)	$(735)	$(2,081)	$(1,576)
Loss per share:
Basic - as reported	$(0.07)	$(0.08)	$(0.52)	$(0.38)
Basic - as adjusted	$(0.27)	$(0.27)	$(0.78)	$(0.58)

Diluted - as reported	$(0.07)	$(0.08)	$(0.52)	$(0.38)
Diluted - as adjusted	$(0.27)	$(0.27)	$(0.78)	$(0.58)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the quarters ended June 30, 2004 and June 30, 2005, respectively: dividend yield of 0% for both quarters; expected volatility of 130% and 126%, and risk-free interest rate of 3.72% and 3.87%. For the six month period ended June 30, 2004 and June 30, 2005, respectively, the assumptions used were dividend yield of 0% for both years, average expected volatility of 132% and 127%, and average risk-free interest rate of 3.36% and 3.88%.

Index

There was no reduction in pro forma stock-based employee compensation from the quarter ended June 30, 2004 to the quarter ended June 30, 2005, and for the six months ended June 30, there was a decrease from $694,000 in 2004 to $542,000 in 2005. The year to date decrease of $152,000 was the result of cancellations of stock options due to staff resignations of certain long-term employees, offset by the acceleration of vesting of all outstanding options.

There is no tax benefit included in the pro forma stock-based employee compensation expense determined under the fair-value-based method for the three and six month periods ended June 30, 2004 and June 30, 2005, as the Company established a full valuation allowance for its net deferred tax assets.

In the second quarter of 2005, the Board of Directors of the Company voted to immediately vest all outstanding unvested options held by employees and directors of the Company. We believe that the Company would have had to record significant non-monetary compensation expense once SFAS 123(R) is adopted in 2006. This adoption of SFAS 123(R) would have had a material impact on the Company’s financial performance, commencing in 2006, which can now be avoided by the Company’s decision.

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

Shown below is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations. (in thousands, except per share data):

	For the Three Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(142)			$(892)
Less: Preferred Stock Dividends	(71)			(142)

Basic EPS
Loss applicable to common shareholders	$(213)	2,710	$(0.08)	$(1,034)	2,698	$(0.38)

Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	71	898		142	898
Stock Options		242			242
	71	1,159		142	1,159
Diluted EPS
Loss applicable to common shareholders	$(213)	2,710	$(0.08)	$(1,034)	2,698	$(0.38)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(142)			$(1,274)
Less: Preferred Stock Dividends	(58)			(113)

Basic EPS
Loss applicable to common shareholders	$(200)	2,682	$(0.07)	$(1,387)	2,676	$(0.52)

Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	58	703		113	684
Stock Options		18			24
	58	740		113	727
Diluted EPS
Loss applicable to common shareholders	$(200)	2,682	$(0.07)	$(1,387)	2,676	$(0.52)

(1) Not included because anti-dilutive

Index

Foreign currency translation
The financial statements of the Company's former international subsidiary are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses are included in the results of discontinued operations in the Company’s financial statements (See Note 4). Net exchange gains or losses resulting from the translation of assets and liabilities of the UK subsidiary are included as a component of accumulated other comprehensive loss in shareholders' equity.

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

4. Discontinued Operations

On June 3, 2005, Firstwave Technologies, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) doing business as First Sports International. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company, located at The Pavillion, 1 Atwell Place, Thames Ditton, Surrey, England, KT7 ONF (the “Target”). The Company has also entered into a License Agreement (the “License Agreement”) with Buyer, dated June 3, 2005, pursuant to which it granted to Buyer a non-exclusive, non-transferable, non-assignable, limited worldwide and revocable license to use, modify, recompile, reproduce, distribute and maintain the object code version of certain portions of its software and the Source Code materials relating to that software for use only in the “sports industry,” as defined in the License Agreement. Both the Stock Purchase Agreement and the License Agreement were filed with the Securities and Exchange Commission under Form 8-K on June 9, 2005.

The total price was $2,214,000, of which $256,000 in cash was received at closing, $1,620,000 is due under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years, and $338,000 is due as software revenues are achieved by the Buyer and which will reimburse the Company for certain prepaid royalties.

The promissory note in the amount of $1,620,000 is payable in five installments. The short-term portion of the note is $370,000, is payable prior to June 30, 2006, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note is $1,250,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note, and such amounts will be applied to the uncollected balance of the note receivable. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. In June of 2005, $6,000 was amortized, resulting in a balance of $227,000 in imputed interest as of June 30, 2005.

The sale of the UK subsidiary included $79,000 of total assets, consisting of accounts receivable, prepaid assets, furniture and equipment. The total liabilities sold were $67,000, consisting of accounts payable, taxes payable, benefits payable and deferred revenue. Net income/(loss) from discontinued operations was ($130,000) for the first six months of 2005 and $307,000 for the first six months of 2004. Total revenues from discontinued operations were $342,000 and $1,637,000 for the first six months of 2005 and 2004, respectively.

As a result of the sale of the UK Subsidiary, the Company recognized a pre-tax gain of $327,000 in the second quarter of 2005, which is combined and reported as income/(loss) from discontinued operations in the Consolidated Income Statements.

Index

5. Goodwill and Intangibles

The Company has $686,000 of Intangible Assets and $1,121,000 of Goodwill as a result of acquisitions in 1998 and 2003.

In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment.

During the second quarter of 2005, the Company completed the sale of its UK Subsidiary, Firstwave Technologies UK Ltd. We allocated $488,187 of goodwill to this component that was sold. The resulting amount of goodwill was then evaluated at the end of the second quarter of 2005 and it was determined there was no impairment of recorded goodwill.

The weighted average amortization period for the intangible assets with definite lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above-mentioned intangible assets relating to the acquisitions effective April 1, 2003, recording $57,000 in amortization expense in the second quarter of 2005 and $114,000 in the six months ended June 30, 2005.

The following table presents details of intangible assets with definite lives (in thousands):

	December 31, 2004		June 30, 2005
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$175	$300	$225
Connect-Care Customer Relationships	900	225	900	289
Total	$1,200	$400	$1,200	$514

Aggregrate Amortization Expense
For the six months ended June 30, 2005	$114

For year ended December 31, 2005	$229
For year ended December 31, 2006	$154
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129
For year ended December 31, 2009	$129
For year ended December 31, 2010	$30

6. Borrowings

At June 30, 2005, the Company had no borrowings. At June 30, 2004, the Company had $500,000 in borrowings, and had paid $13,000 in interest expense for the six months ended June 30, 2004. The Company repaid its $500,000 of borrowings on December 30, 2004.

7. Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, was paid dividends of $675 in the second quarter of 2005 and $1,350 for the six months ended June 30, 2005 related to his $30,000 investment in Series D Convertible Preferred Stock from June of 2004, which former President and COO of the Company is also the Chairman of the Buyer of the UK Subsidiary. The Chairman and CEO of the Company earned $50,625 in the second quarter and $101,250 for the six months ended June 30, 2005 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

Index

8. Impact of Recently Issued Accounting Standards

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

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to the Statement No. 123(R).

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

Overview
Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of strategic CRM solutions specifically designed for the High Technology industry. Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several products: Firstwave CRM, Firstwave Technology and TakeControl.

Results of Continuing Operations
On June 3, 2005, Firstwave Technologies, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) doing business as First Sports International. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. The Company has no further commitments or contingencies with respect to the UK Subsidiary. We believe that by concentrating on the high technology market to increase prospects for our solutions in our pipeline with targeted companies and on companies looking to license our technology for use in their solutions offerings, we may begin to increase our revenue stream. This Management’s Discussion and Analysis of Financial Condition compares the Company’s results from continuing operations.

Total revenues decreased 5.4% from $838,000 in the second quarter of 2004 to $793,000 in the second quarter of 2005 primarily due to decreased maintenance revenues. For the six months ended June 30, 2005, total revenues decreased 29.9% from $2,389,000 in 2004 to $1,674,000 in 2005 due to decreases in software, services and maintenance revenue.

Software revenues increased 26.4% from $72,000 in the second quarter of 2004 to $91,000 in the second quarter of 2005. For the six months ended June 30, 2005, software revenue decreased 45.3% from $316,000 in 2004 to $173,000 in 2005. During the first quarter of 2004, we recognized two large software license agreements with Manhattan Associates, Inc. and SmartMail, LLC. Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

Services revenues increased 50.0% from $118,000 in the second quarter of 2004 to $177,000 in the second quarter of 2005, primarily as a result of renewed focus on selling to existing non-sports CRM customers. For the six months ended June 30, 2005, services revenues decreased 49.1% from $740,000 in 2004 to $377,000 in 2005. This decrease was primarily due to a decrease in services engagements. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 21.1% from $641,000 during the second quarter of 2004 to $506,000 in the second quarter of 2005. For the six months ended June 30, 2005, maintenance decreased 16.9% from $1,305,000 in 2004 to $1,085,000 in 2005. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. The decreases were primarily due to reduced new software licenses and non-renewals of maintenance agreements.

Cost of software revenues decreased 33.6% from $318,000 in the second quarter of 2004 to $211,000 in the second quarter of 2005 and for the six months ended June 30, 2005, decreased 39.9% from $690,000 in 2004 to $415,000 in 2005. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. The decrease is primarily due to a decrease in amortization expense related to the write-off of two product lines in the fourth quarter of 2004, resulting in lower amortization expense in 2005. Cost of software as a percentage of software revenues decreased from 441.7% in the second quarter of 2004 to 231.9% in the second quarter of 2005, primarily due to the decrease in software revenues and a decrease in amortization expense in costs of revenues.

Index

Cost of revenues for services decreased 31.5% from $267,000 in the second quarter of 2004 to $183,000 in the second quarter of 2005 and for the six months ended June 30, 2005, decreased 26.4% from $552,000 in 2004 to $406,000 in 2005. The decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues decreased from 226.3% in the second quarter of 2004 to 103.4% in the second quarter of 2005.

Cost of revenues for maintenance decreased 21.5% from $93,000 in the second quarter of 2004 to $73,000 in the second quarter of 2005 and for the six months ended June 30, 2005, decreased 28.3% from $212,000 in 2004 to $152,000 in 2005. These decreases are due to decreases in payroll costs associated with a reduction in the number of maintenance personnel. The cost of revenues for maintenance as a percentage of maintenance revenue remained constant at 14.5% in the second quarter of 2004 and 14.4% in the second quarter of 2005.

Sales and marketing expense decreased 58.2% from $426,000 in the second quarter of 2004 to $178,000 in the second quarter of 2005 and for the six months ended June 30, 2005, decreased 64.2% from $954,000 in 2004 to $342,000 in 2005. The decreases are the result of decreases in payroll expenses associated with a reduction in the number of personnel, telemarketing costs, and costs relating to investor relations.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 38.0% from $313,000 in the second quarter of 2004 to $194,000 in the second quarter of 2005 and for the six months ended June 30, 2005, decreased 42.3% from $673,000 in 2004 to $388,000. The decreases are primarily related to decreases in payroll costs associated with staff reductions, and reductions associated with fewer outside contractors. Software development costs capitalized during the three and six months ended June 30, 2004 were $20,000 and $94,000 respectively. There were no development costs capitalized during the second quarter of 2005 or for the six months ended June 30, 2005. A net realizable analysis was performed at June 30, 2005 in accordance SFAS 86. It was determined that the unamortized capitalized software does not exceed its net realizable value; therefore, no impairment loss was recorded.

General and administrative expenses increased 13.7% from $343,000 in the second quarter of 2004 to $390,000 in the second quarter of 2005 and for the six months ended June 30, decreased 10.4% from $866,000 in 2004 to $776,000 in 2005. These changes were primarily due to reduced payroll costs associated with a reduction in personnel and decreased rent, offset by increased professional services and changes to the allowance for doubtful accounts.

Income from discontinued operations was $788,000 for the second quarter of 2004, compared to $298,000 for the second quarter of 2005. For the six months ended June 30, 2004, income from discontinued operations was $307,000 compared to a loss of $130,000 for the six months ended June 30, 2005.

Dividends on preferred stock increased 22.4% from $58,000 in the second quarter of 2004 to $71,000 in the first quarter of 2005 and for the six months ended June 30, dividends increased from $113,000 in 2004 to $142,000 in 2005. These increases were related to the issuance of shares of Series D Convertible Preferred Stock in June of 2004 for a purchase price of $700,000.

The above factors combined to result in a net loss of $213,000 in the second quarter of 2005 compared to a net loss of $200,000 in the second quarter of 2004. Net loss per basic and diluted share was $0.07 for the second quarter of 2004 compared to a net loss of $0.08 per basic and diluted share for the second quarter of 2005. Year to date, the net loss applicable to common shareholders was $1,387,000 for the six months ended June 30, 2004, or $0.52 per basic and diluted share, compared to a net loss of $1,034,000 for the six months ended June 30, 2005, or $0.38 per basic and diluted share. At June 30, 2004, the number of basic weighted average shares outstanding was 2,682,000 compared to 2,710,000 at June 30, 2005.

In the second quarter of 2005, the Board of Directors of the Company voted to immediately vest all outstanding unvested options held by employees and directors of the Company. We believe that the Company would have had to record significant non-monetary compensation expense once SFAS 123(R) is adopted in 2006. This adoption of SFAS 123(R) would have had a material impact on the Company’s financial performance, commencing in 2006, which can now be avoided by the Company’s decision.

Balance Sheet

Net accounts receivable decreased 54.5% from $605,000 at December 31, 2004 to $275,000 at June 30, 2005, primarily due to lower software license and services revenues invoiced. Property and equipment decreased 49.6% from $264,000 at December 31, 2004 to $133,000 at June 30, 2005 as a result of the sale of the UK Subsidiary and year-to-date depreciation partially offset by new asset purchases. Capitalized software development decreased 34.9% from $1,095,000 at December 31, 2004 to $713,000 at June 30, 2005 due to year-to-date amortization

Index

expense of $382,000. Intangible assets decreased 14.3% from $800,000 at December 31,2004 to $686,000 at June 30, 2005 due to $114,000 in year-to-date amortization expense.

As a result of the sale of the UK Subsidiary, a note receivable in the amount of $1,620,000 was received.  The short-term portion of the note is $370,000, is payable prior to June 30, 2006, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note is $1,250,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest, which was calculated at 8%, resulted in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. In June of 2005, $6,000 was amortized, resulting in a balance of $227,000 in imputed interest as of June 30, 2005.

Accounts payable decreased 10.3% from $581,000 at December 31, 2004 to $521,000 at June 30, 2005 primarily due to the reduction in expenses. Deferred revenue decreased 25.6% from $1,351,000 at December 31, 2004 to $1,005,000 at June 30, 2005 due to reductions in and the timing of billing for annual maintenance renewals. Accrued employee compensation and benefits decreased 34.0% from $156,000 at December 31, 2005 to $103,000 at June 30, 2005 primarily as a result of staff reductions. Other accrued liabilities decreased 88.6% from $290,000 at December 31, 2004 to $33,000 at June 30, 2005 primarily as a result of the sale of the UK Subsidiary related to elimination of accrued Value Added Tax and employee incentives.

Liquidity and Capital Resources

As of June 30, 2005, the balance of cash and cash equivalents was $552,000 compared to $1,286,000 at December 31, 2004.

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

Discontinued Operations

On June 3, 2005, Firstwave Technologies, Inc. (the “Company”) entered into a Stock Purchase and Sale Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) doing business as First Sports International. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company, located at The Pavillion, 1 Atwell Place, Thames Ditton, Surrey, England, KT7 ONF (the “Target”). The Company has also entered into a License Agreement (the “License Agreement”) with Buyer and Target, dated June 3, 2005, pursuant to which it granted to Buyer a non-exclusive, non-transferable, non-assignable, limited worldwide and revocable license to use, modify, recompile, reproduce, distribute and maintain the object code version of certain portions of its software and the Source Code materials relating to that software for use only in the “sports industry”, as defined in the License Agreement. Both the Stock Purchase and Sale Agreement and the License Agreement were filed with the Securities and Exchange Commission under Form 8-K on June 9, 2005, and are incorporated herein by reference.

The total purchase price for the sale was $2,214,000, of which $256,000 in cash was paid at closing, $1,620,000 is payable under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years, and $338,000 is to be paid as software revenues are achieved to reimburse the Company for certain prepaid royalties.

As a result of the sale of the UK Subsidiary, the Company recognized a pre-tax gain of $327,000 in the second quarter of 2005, which is recorded separately below income/(loss) from discontinued operations in the Consolidated Income Statements.

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

Index

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

The Annual Meeting of Shareholders was held on May 31, 2004, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

1.	Votes cast for or withheld regarding the election of one (1) Director for a term of one year.

Name of Nominee	Votes For	Votes Withheld	Non-votes
I. Sigmund Mosley, Jr.	2,882,120	107,645	16,667

The nominee for director was elected by a majority.

2.	Votes cast for the approval of the company’s 2005 stock incentive plan increasing the number of shares available by 300,000, from 516,667 to 816,667.

Votes For	Votes Against	Abstain	Non-votes
825,518	262,651	4,632	1,913,630

The requirement to approve this proposal was the affirmative vote of the shareholders having a majority of the voting power of all shares present, in person or by proxy, and voted at the Annual Meeting. Therefore the motion to approve the Company’s 2005 Stock Incentive Plan was adopted.

3.	Ratification of selection of Cherry, Bekaert & Holland, L.L.P. as Company’s independent auditors.

The ratification was adopted by a majority.

Votes For	Votes Against	Abstain
2,996,085	5,728	4,619

Item 5.	Other Information
Not Applicable

Index

Item 6.	Exhibits
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

FIRSTWAVE TECHNOLOGIES, INC.

DATE: August 11, 2005	By:	/s/ Judith A. Vitale
Judith A. Vitale Chief Financial Officer (Principal Financial Officer)