Form 10-Q
period 2005-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 2005-11-14
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2005

COMMISSION FILE NUMBER 0-21202

FIRSTWAVE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1588291
(State of incorporation)	(IRS Employer ID #)

5775 Glenridge Drive NE, Bldg E
Atlanta, GA 30328
(Address of principal executive offices)

770-250-0349
(Telephone number of registrant)

2859 Paces Ferry Road, Suite 1000
Atlanta, GA 30339
(Former address, if changed from last report)

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
Yes__ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of November 10, 2005:

Common Stock, no par value  2,729,135 shares

Index

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended September 30, 2005

Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Balance Sheet
(in thousands)

	Dec 31,	Sep 30,
	2004	2005
		(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,286	$298
Accounts receivable: less allowance for doubtful accounts of $61 and $38, respectively	605	499
Note receivable, current	0	335
Other prepaid expenses	565	541
Total current assets	2,456	1,673

Property and equipment, net	264	91
Software development costs, net	1,095	537
Intangible assets	800	629
Goodwill	1,658	593
Note receivable	0	1,044
Total assets	$6,273	$4,567

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$581	$481
Deferred revenue	1,351	978
Accrued employee compensation and benefits	156	106
Dividends payable	46	63
Other accrued liabilities	290	30
Total current liabilities	2,424	1,658

Shareholders' equity	3,849	2,909
Total liabilities and shareholders' equity	$6,273	$4,567

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2004	2005	2004	2005
Net Revenues
Software	$373	$241	$690	$414
Services	161	199	901	576
Maintenance	586	481	1,891	1,566
Other	11	7	39	46
	1,131	928	3,521	2,602
Cost and Expenses
Cost of revenues
Software	321	199	1,011	614
Services	305	155	858	561
Maintenance	93	88	305	240
Other	11	6	29	30
Sales and marketing	376	93	1,329	435
Product development	260	187	933	575
General and administrative	367	349	1,233	1,125
Charge for goodwill impairment	0	528	0	528
	1,733	1,605	5,698	4,108

Operating loss	(602)	(677)	(2,177)	(1,506)

Interest income/(expense), net	(5)	20	(11)	87
Loss from continuing operations before taxes	(607)	(657)	(2,188)	(1,419)

Income taxes	0	0	0	0
Loss from continuing operations	(607)	(657)	(2,188)	(1,419)

Income/(Loss) from discontinued operations	(110)	-	197	(457)
Gain on sale of discontinued operations	-	-	-	327
Net Income/(Loss) from discontinued operations	(110)	-	197	(130)

Net Loss	(717)	(657)	(1,991)	(1,549)

Dividends on preferred stock	(71)	(71)	(184)	(213)

Net loss applicable to common shareholders	$(788)	$(728)	$(2,175)	$(1,762)

Income/(Loss) per common share - Basic and Diluted
Income/(Loss) from continuing operations	$(0.25)	$(0.27)	$(0.88)	$(0.60)
Income/(Loss) from discontinued operations	(0.04)	-	0.07	(0.05)
Net income/(loss) per common share	$(0.29)	$(0.27)	$(0.81)	$(0.65)

Weighted average shares - Basic and Diluted	2,694	2,729	2,680	2,704

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2005

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	loss	Deficit	Total

Balance at December 31, 2004	2,693,993	$13	34,020	$3,011	$25,485		($754)	($23,906)	$3,849

Exercise of common stock options	16,051				35				35

Issuance of common stock	18,343				32				32

Dividends					(212)				(212)

Comprehensive loss
Net loss						($1,549)		(1,549)	(1,549)
Foreign currency translation adjustment						754	754		754
Comprehensive loss						($795)

Balance at end of period	2,728,387	$13	34,020	$3,011	$25,340		$0	($25,455)	$2,909

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2004	2005

Cash flows provided by/(used in) operating activities	($1,724)	($1,081)

Cash flows from investing activities
Software development costs	(94)	0
Purchases of property and equipment, net	(87)	(15)
Sale of UK subsidiary	0	256
Net cash provided by/(used in) investing activities	(181)	241

Cash flows from financing activities
Proceeds from issuance of common stock	5	37
Proceeds from issuance of preferred stock	678	0
Payment of dividends on preferred stock	(179)	(195)
Net cash used in financing activities	504	(158)

Foreign currency translation adjustment	(30)	10

Decrease in cash and cash equivalents	(1,431)	(988)
Cash and cash equivalents, beginning of period	2,704	1,286
Cash and cash equivalents, end of period	$1,273	$298

Supplemental disclosure of cash flow information
Cash paid for income taxes	$0	$0

Cash paid for interest	$17	$0

The accompanying notes are an integral part of these financial statements.

Index

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
September 30, 2005

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

On June 3, 2005, Firstwave entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) doing business as First Sports International. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company, located at The Pavillion, 1 Atwell Place, Thames Ditton, Surrey, England, KT7 ONF (the “Target”). The Company has also entered into a License Agreement (the “License Agreement”) with Buyer and Target, dated June 3, 2005, pursuant to which it granted to Buyer a non-exclusive, non-transferable, non-assignable, limited worldwide and revocable license to use, modify, recompile, reproduce, distribute and maintain the object code version of certain portions of its software and the Source Code materials relating to that software for use only in the “sports industry,” as defined in the License Agreement. Both the Stock Purchase Agreement and the License Agreement were filed with the Securities and Exchange Commission as Exhibits to Form 8-K on June 9, 2005. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited consolidated financial statements.

Subsequent Event
On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc., an Atlanta-based technology company. Under the terms of the agreement, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global will be a non-exclusive reseller of Firstwave products. Firstwave will retain all maintenance revenues and pay to M1 Global $154,315 per quarter in consideration for M1 Global providing support services to Firstwave customers. The agreement provides that M1 Global will also pay royalty commissions to Firstwave. Both the OEM/Outsourcing Agreement and the License Agreement were filed with the Securities and Exchange Commission under Form 8-K on October 14, 2005.

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

Index

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

Index

The Company has arrangements with customers that provide for the delivery of multiple elements, including software licenses and services. The Company allocates and recognizes revenue related to each of the multiple elements based on vendor specific objective evidence of the fair value of each element and when there are no undelivered elements essential to the functionality of the delivered element. Vendor specific objective evidence is based on standard pricing for each of the elements in our multiple element arrangements. Revenue associated with the various elements of multiple element arrangements is based on such vendor specific objective evidence, as the price charged for each element is the same as when the element would be sold separately from any other element. Standard pricing does not vary by customer or by duration, or by requirements of the arrangement.

Independent distributors and primarily Firstwave UK, prior to the sale of the UK Subsidiary, who offer licenses of the Company’s non-sports products in specific geographic areas, generate international revenues, consisting primarily of maintenance revenues from non-sports customers in the UK. Under the terms of the Company's international distributor agreements, international distributors collect license fees and maintenance revenues on behalf of the Company, and remit 50% to 60% of standard license fees and maintenance revenues they produce. Pursuant to EITF 99-19, the Company recognizes these distributor sales at the gross license amount because the Company retains title to the products, holds the risk and rewards of ownership, such as risk of loss for collection, and responsibility for providing the product to the customer. The Company is responsible for establishing and maintaining the pricing of the product and performs any source code changes to the product. The independent distributors are considered agents of the Company and work on a commission basis. The commissions paid are reflected as a selling expense in the Company’s financial statements. The maintenance fees generated by distributor revenues are reflected as maintenance revenues, with the amount retained by distributors shown as a cost of maintenance revenue. Revenues from non-monetary exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There were no non-monetary transactions for 2005 through September 30, 2005.

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

Prior to the sale of the UK Subsidiary, the Company’s US accounting management oversaw reporting procedures in the United Kingdom and monitored their transactions on a timely basis. The US management reviewed transactions and sales contracts as such transactions and sales occurred to ensure that revenues were recognized under the Company’s revenue recognition policy and that expenses and other transactions are reported in accordance with accounting principles generally accepted in the United States. Management of the UK subsidiary reported directly to US management, with US management substantially involved in all aspects of UK operations. As such, US management had established procedures designed to insure that international revenues were recognized properly and on a timely basis.

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

Index

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

Goodwill was evaluated at September 30, 2005 for impairment during the third quarter of 2005 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. As a result of this evaluation, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $528,000 to write-off a portion of the carrying value of goodwill.

Concentration of credit risk
The Company is subject to credit risk primarily due to its trade receivables and its note receivable. The note receivable from AllAboutTickets LLC is more fully detailed in Note 4, Discontinued Operations. The Company has credit risk due to the high concentration of trade receivables through certain customers. The customer accounts receivable that represented more than 10% of total accounts receivable are shown below.

	Dec 31,	Sep 30,
	2004	2005
Argos, Ltd	13.8%	0.0%
CapGemini UK	12.6%	0.0%
KCI Therapeutic Services, Inc.	0.0%	28.5%
Manhattan Associates	1.6%	19.9%
Sungard HTE, Inc.	15.0%	3.3%

Significant Customers
The table below identifies customers who contributed more than 10% of total revenue from continuing operations for each period shown.

	For the Three Months Ended
	Sep 30,	Sep 30,
	2004	2005
M1 Global Solutions, Inc.	0.0%	16.0%
Medi-Flex	0.3%	10.7%
The Football Association	16.2%	0.0%

The M1 Global Solutions, Inc. relationship is explained in detail under Note 1, Subsequent Events.

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

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per share data):

Index

	For the Three Months Ended		For the Nine Months Ended
	Sep 30, 2004	Sep 30, 2005	Sep 30, 2004	Sep 30, 2005
Net loss applicable to common
shareholders, as reported	$(788)	$(728)	$(2,175)	$(1,762)

Stock based employee compensation, net of related
tax effects under the fair value based method	150	24	844	566

Net loss applicable to common
shareholders, as adjusted	$(938)	$(752)	$(3,019)	$(2,328)
Loss per share:
Basic - as reported	$(0.29)	$(0.27)	$(0.81)	$(0.65)
Basic - as adjusted	$(0.35)	$(0.28)	$(1.13)	$(0.86)

Diluted - as reported	$(0.29)	$(0.27)	$(0.81)	$(0.65)
Diluted - as adjusted	$(0.35)	$(0.28)	$(1.13)	$(0.86)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the quarters ended September 30, 2004 and September 30, 2005, respectively: dividend yield of 0% for both quarters; expected volatility of 128% and 124%, and risk-free interest rate of 3.51% and 4.04%. For the nine month period ended September 30, 2004 and September 30, 2005, respectively, the assumptions used were dividend yield of 0% for both years, average expected volatility of 130% and 126%, and average risk-free interest rate of 3.41% and 3.93%.

There was a decrease in pro forma stock-based employee compensation for the quarters ended September 30 from $150,000 in 2004 to $24,000 in 2005, and for the nine months ended September 30, there was a decrease from $844,000 in 2004 to $566,000 in 2005. The decreases of $136,000 for the quarter and $278,000 for the nine months were primarily the result of cancellations of stock options due to staff resignations.

There is no tax benefit included in the pro forma stock-based employee compensation expense determined under the fair-value-based method for the three and nine month periods ended September 30, 2004 and September 30, 2005, as the Company established a full valuation allowance for its net deferred tax assets.

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

Index

Shown below is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations. (in thousands, except per share data):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(657)			$(1,549)
Less: Preferred Stock Dividends	(71)			(213)

Basic EPS
Loss applicable to common shareholders	$(728)	2,729	$(0.27)	$(1,762)	2,704	$(0.65)

Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	71	898		213	898
Stock Options		242			242
	71	1,159		213	1,159
Diluted EPS
Loss applicable to common shareholders	$(728)	2,729	$(0.27)	$(1,762)	2,704	$(0.65)

(1) Not included because anti-dilutive

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2004			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(717)			$(1,991)
Less: Preferred Stock Dividends	(71)			(184)

Basic EPS
Loss applicable to common shareholders	$(788)	2,694	(0.29)	$(2,175)	2,680	$(0.81)

Effect of Dilutive Securities (1)
Warrants		19			19
Convertible Preferred Stock	71	898		184	755
Stock Options		3			25
	71	920		184	799
Diluted EPS
Loss applicable to common shareholders	$(788)	2,694	(0.29)	$(2,175)	2,680	$(0.81)

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

4. Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC that is detailed under Note 1, Basis of Presentation. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited consolidated financial statements. The total price for the stock purchase transaction was $2,214,000, of which $256,000 in cash was received at closing, $1,620,000 is due under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years, and $338,000 is due as software revenues are achieved by the Buyer and which will reimburse the Company for certain prepaid royalties.

As of September 30, 2005, the remaining balance of the promissory note is $1,585,000 payable in installments. The short-term portion of the note is $335,000, is payable prior to September 30, 2006, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note is $1,250,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note, and such amounts will be applied to the uncollected balance of the note receivable. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through September 2005, $27,000 was amortized, resulting in a balance of $206,000 in imputed interest as of September 30, 2005.

The sale of the UK subsidiary included $79,000 of total assets, consisting of accounts receivable, prepaid assets, furniture and equipment. The total liabilities sold were $67,000, consisting of accounts payable, taxes payable, benefits payable and deferred revenue. Net income/(loss) from discontinued operations was ($130,000) for the first nine months of 2005 and $197,000 for the first nine months of 2004. Total revenues from discontinued operations were $341,000 and $2,172,000 for the first nine months of 2005 and 2004, respectively.

As a result of the sale of the UK Subsidiary, the Company has recognized a pre-tax gain of $327,000 in 2005, which is combined and reported as income/(loss) from discontinued operations in the Consolidated Income Statements.

5. Goodwill and Intangibles

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

Goodwill was evaluated at September 30, 2005 for impairment during the third quarter of 2005 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. Based on lower-than-expected operating results as a result of this evaluation, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $528,000 to write-off a portion of the carrying value of goodwill. As of September 30, 2005, the Company had $629,000 of Intangible Assets and $593,000 of Goodwill as a result of acquisitions in 1998 and 2003, including subsequent amortization expense and impairment charges.

The weighted average amortization period for the intangible assets with definite lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above-mentioned intangible assets relating to the acquisitions effective April 1, 2003, recording $57,000 in amortization expense in the third quarter of 2005 and $171,000 in the nine months ended September 30, 2005.

Index

The following table presents details of intangible assets with definite lives (in thousands):

	December 31, 2004		September 30, 2005
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$175	$300	$250
Connect-Care Customer Relationships	900	225	900	321
Total	$1,200	$400	$1,200	$571

Aggregrate Amortization Expense
For the Nine months ended September 30, 2005	$171

Estimated Amortization Expense
For year ended December 31, 2005	$229
For year ended December 31, 2006	$154
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129
For year ended December 31, 2009	$129
For year ended December 31, 2010	$30

6. Borrowings

At September 30, 2005, the Company had no borrowings. At September 30, 2004, the Company had $500,000 in borrowings, and had paid $21,000 in interest expense for the nine months ended September 30, 2004. The Company repaid its $500,000 of borrowings under the Line of Credit and carried no debt as of December 31, 2004. The Company subsequently canceled the Line of Credit.

7. Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, was paid dividends of $675 in the third quarter of 2005 and $2,025 for the nine months ended September 30, 2005 related to his $30,000 investment in Series D Convertible Preferred Stock from June of 2004, which former President and COO of the Company is also the Chairman of the Buyer of the UK Subsidiary. The Chairman and CEO of the Company earned $50,625 in the third quarter and $151,875 for the nine months ended September 30, 2005 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc., an Atlanta-based technology company. Details of this transaction are presented in Note 1, Subsequent Events.

8. Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective as of the first annual reporting period beginning after December 15, 2005. The Company has evaluated the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The Board of Directors voted in the Second Quarter of 2005 to immediately vest all outstanding unvested options to avoid this impact. Therefore, the Company believes the adoption of SFAS No. 123(R) will not have a material impact to its future results of operations based on the existing grants of options. However, the impact from the allocation of future share-based payments will depend upon levels and other factors of such share-based payments as determined by the Board of Directors.

Index

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to the Statement No. 123(R).

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

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc., an Atlanta-based technology company. Under the terms of the agreement, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global will be a non-exclusive reseller of Firstwave products. Firstwave will retain all maintenance revenues and pay to M1 Global $154,315 per quarter in consideration for M1 Global providing support services to Firstwave customers. The agreement provides that M1 Global will pay royalty commissions to Firstwave.

Results of Continuing Operations

On June 3, 2005, Firstwave entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) doing business as First Sports International. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. This Management’s Discussion and Analysis of Financial Condition compares the Company’s results from continuing operations.

Total revenues decreased 17.9% from $1,131,000 in the third quarter of 2004 to $928,000 in the third quarter of 2005 primarily due to decreased software and maintenance revenues. Total revenues decreased 26.1% from $3,521,000 for the nine months ended September 30, 2004 to $2,602,000 for the same period in 2005 due to decreases in software, services and maintenance revenue.

Software revenues decreased 35.4% from $373,000 in the third quarter of 2004 to $241,000 in the third quarter of 2005. Software revenue decreased 40.0% from $690,000 for the nine months ended September 30, 2004 to $414,000 for the same period in 2005. During the nine months ended September 30, 2004, we recognized three large software license agreements with Manhattan Associates, Inc., SmartMail, LLC, and Northrop Grumman; while during the nine months ended September 30, 2005 we recognized just one large software license with M1 Global Solutions. Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

Services revenues increased 23.6% from $161,000 in the third quarter of 2004 to $199,000 in the third quarter of 2005. This increase is primarily the result of a focus on existing CRM customers. Services revenues decreased 36.1% from $901,000 for the nine months ended September 30, 2004 to $576,000 for the same period in 2005. This decrease was primarily due to a decrease in services engagements. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 17.9% from $586,000 during the third quarter of 2004 to $481,000 in the third quarter of 2005. Maintenance revenues decreased 17.2% from $1,891,000 for the nine months ended September 30, 2004 to $1,566,000 for the same period in 2005. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. The decreases were primarily due to reduced renewals of maintenance agreements from existing customers and reduced new software licenses.

Index

Cost of software revenues decreased 38.0% from $321,000 in the third quarter of 2004 to $199,000 in the third quarter of 2005. Cost of software revenues decreased 39.3% from $1,011,000 for the nine months ended September 30, 2004 to $614,000 for the same period in 2005. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. The decrease is primarily due to a decrease in amortization expense related to the write-off of two product lines in the fourth quarter of 2004, resulting in lower amortization expense in 2005. Cost of software as a percentage of software revenues decreased from 86.1% in the third quarter of 2004 to 82.6% in the third quarter of 2005, primarily due to a decrease in amortization expense in costs of revenues.

Cost of revenues for services decreased 49.2% from $305,000 in the third quarter of 2004 to $155,000 in the third quarter of 2005. Cost of revenue for services decreased 34.6% from $858,000 for the nine months ended September 30, 2004 to $561,000 for the same period in 2005. The decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues decreased from 189.4% in the third quarter of 2004 to 77.9% in the third quarter of 2005.

Cost of revenues for maintenance decreased 5.4% from $93,000 in the third quarter of 2004 to $88,000 in the third quarter of 2005. Cost of revenues for maintenance decreased 21.3% from $305,000 for the nine months ended September 30, 2004 to $240,000 for the same period in 2005. These decreases are due to decreases in payroll costs associated with a reduction in the number of maintenance personnel. The cost of revenues for maintenance as a percentage of maintenance revenue increased from 15.9% in the third quarter of 2004 to 18.3% in the third quarter of 2005.

Sales and marketing expense decreased 75.3% from $376,000 in the third quarter of 2004 to $93,000 in the third quarter of 2005. Sales and Marketing expense decreased 67.3% from $1,329,000 for the nine months ended September 30, 2004 to $435,000 for the same period in 2005. The decreases are the result of decreases in payroll expenses associated with a reduction in the number of personnel, telemarketing costs, and costs relating to sports sponsorships in the U.S.

The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 28.1% from $260,000 in the third quarter of 2004 to $187,000 in the third quarter of 2005. Product innovation and development expenditures decreased 38.4% from $933,0000 for the nine months ended September 30, 2004 to $575,000 for the same period in 2005. The decreases are primarily related to decreases in payroll costs associated with staff reductions, and reductions associated with fewer outside contractors. Software development costs capitalized during the nine months ended September 30, 2004 were $94,000, there were no capitalized costs during the third quarter of 2004. No development costs were capitalized during the third quarter of 2005 or for the nine months ended September 30, 2005. A net realizable analysis was performed at September 30, 2005 in accordance SFAS 86. It was determined that the unamortized capitalized software does not exceed its net realizable value; therefore, no impairment loss was recorded.

General and administrative expenses decreased 4.4% from $367,000 in the third quarter of 2004 to $349,000 in the third quarter of 2005. General and administrative expenses decreased 8.6% from $1,233,000 for the nine months ended September 30, 2004 to $1,125,000 for the same period in 2005. These changes were primarily due to reduced payroll costs associated with a reduction in personnel and decreased rent, offset by increased professional services and changes to the allowance for doubtful accounts.

A non-cash charge for goodwill impairment amounting to $528,000 in the third quarter of 2005 was the result of an evaluation conducted in accordance with SFAS No. 142 as explained in Note #5 to our consolidated financial statements.

Loss from discontinued operations was $110,000 for the third quarter of 2004. There was no activity from discontinued operations during the third quarter of 2005. Income from discontinued operations was $197,000 for the nine months ended September 30, 2004 compared to a loss of $130,000 for the nine months ended September 30, 2005.

Dividends on preferred stock were unchanged at $71,000 in both the third quarter of 2004 and of 2005. Dividends on preferred stock increased from $184,000 for the nine months ended September 30, 2004 to $213,000 for the same period in 2005. These increases were related to the issuance of shares of Series D Convertible Preferred Stock in June of 2004 for a purchase price of $700,000.

The above factors combined to result in a net loss of $728,000 (after the $528,000 non-cash charge for goodwill impairment) in the third quarter of 2005 compared to a net loss of $788,000 in the third quarter of 2004. Net loss per basic and diluted share was $0.29 for the third quarter of 2004 compared to a net loss of $0.27 per basic and diluted share for the third quarter of 2005. Year to date, the net loss applicable to common shareholders was $2,175,000 for the nine months ended September 30, 2004, or $0.81 per basic and diluted share, compared to a net loss of $1,762,000 for the nine months ended September 30, 2005, or $0.65 per basic and diluted share. At September 30, 2004, the number of basic weighted average shares outstanding was 2,694,000 compared to 2,729,000 at September 30, 2005.

In the second quarter of 2005, the Board of Directors of the Company voted to immediately vest all outstanding unvested options held by employees and directors of the Company. We believe that the Company would have had to record significant non-monetary compensation expense once SFAS 123(R) is adopted in 2006. This adoption of SFAS 123(R) would have had a material impact on the Company’s financial performance, commencing in 2006, which the Company believes can now be avoided by the Company’s decision.

Index

Balance Sheet

Net accounts receivable decreased 17.5% from $605,000 at December 31, 2004 to $499,000 at September 30, 2005, primarily due to lower software license and services revenues invoiced. Property and equipment decreased 65.5% from $264,000 at December 31, 2004 to $91,000 at September 30, 2005 as a result of the sale of the UK Subsidiary and year-to-date depreciation partially offset by new asset purchases. Capitalized software development decreased 51.0% from $1,095,000 at December 31, 2004 to $537,000 at September 30, 2005 due to year-to-date amortization expense of $558,000. Intangible assets decreased 21.4% from $800,000 at December 31,2004 to $629,000 at September 30, 2005 due to $171,000 in year-to-date amortization expense.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of Management’s judgment regarding the existence of impairment of an intangible asset and the resulting fair value, would include management’s estimates of future net cash flows and assessment of adverse changes in legal factors, market conditions, or loss of key personnel. If the fair value of the intangible asset were determined to be less than the carrying value, the Company would record an impairment loss. SFAS No. 142 prescribes a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill was evaluated at September 30, 2005 for impairment during the third quarter of 2005 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. As a result of this evaluation, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording a non-cash impairment charge of $528,000 to write-off a portion of the carrying value of goodwill.

As a result of the sale of the UK Subsidiary, a note receivable in the amount of $1,620,000 was received.  At September 30, 2005 the portion of the note payable prior to September 30, 2006 was $335,000 and was classified as a current asset on the Balance Sheet. The long-term portion of the note is $1,250,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest, which was calculated at 8%, resulted in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through September of 2005, $27,000 was amortized, resulting in a balance of $206,000 in imputed interest as of September 30, 2005.

Accounts payable decreased 17.2% from $581,000 at December 31, 2004 to $481,000 at September 30, 2005 primarily due to the reduction in expenses. Deferred revenue decreased 27.6% from $1,351,000 at December 31, 2004 to $978,000 at September 30, 2005 due to reductions in and the timing of billing for annual maintenance renewals. Accrued employee compensation and benefits decreased 32.1% from $156,000 at December 31, 2005 to $106,000 at September 30, 2005 primarily as a result of staff reductions. Other accrued liabilities decreased 89.7% from $290,000 at December 31, 2004 to $30,000 at September 30, 2005 primarily related to the elimination of Value Added Tax and employee incentives as a result of the sale of the UK Subsidiary.

Liquidity and Capital Resources

As of September 30, 2005, the balance of cash and cash equivalents was $298,000 compared to $1,286,000 at December 31, 2004.

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc., an Atlanta-based technology company. Under the terms of the agreement, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global will be a non-exclusive reseller of Firstwave products. Firstwave will retain all maintenance revenues and pay to M1 Global $154,315 per quarter in consideration for M1 Global providing support services to Firstwave customers. The agreement provides that M1 Global will also pay royalty commissions to Firstwave. Both the OEM/Outsourcing Agreement and the License Agreement were filed with the Securities and Exchange Commission under Form 8-K on October 14, 2005.

Our future capital requirements will depend on many factors, including our ability to obtain positive cash flows, to collect our note receivable from First-Sports International, to realize royalty revenues from the M1 Global transaction referenced above, to retain our maintenance revenues from existing customers, to control expenses, and to generate additional revenues from other sources.

We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company's results of operations.

Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC that is detailed under Note 1, Basis of Presentation. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited consolidated financial statements.

Index

The total purchase price for the sale was $2,214,000, of which $256,000 in cash was paid at closing, $1,620,000 is payable under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years, and $338,000 is to be paid as software revenues are achieved to reimburse the Company for certain prepaid royalties.

As a result of the sale of the UK Subsidiary, the Company recognized a pre-tax gain of $327,000 through September 30, 2005, which is recorded separately below income/(loss) from discontinued operations in the Consolidated Income Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposures of varying correlations and volatilities, primarily relating to interest rate risk. Currently, the Company maintains its cash position in money market funds and other bank accounts. The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets. Although a decrease in interest rates could reduce our interest income, at this time management does not believe a change in interest rates will materially affect the Company's financial position or results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information
Not Applicable

Index

Item 6. Exhibits

Exhibit 10.1	Licensing Agreement between Firstwave Technologies, Inc. and M1 Global Solutions, Inc. dated September 30, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 14, 2005).

Exhibit 10.2	OEM/Outsourcing Agreement between Firstwave Technologies, Inc. and M1 Global Solutions, Inc. Dated October 10, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 14, 2005).

Exhibit 10.3	Stock Purchase Agreement between Firstwave Technologies, Inc and AllAboutTickets, LLC dated June 3, 2005 ((incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 9, 2005).

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE: November 11, 2005
/s/ David G. Kane
David G. Kane
Controller
(Principal Financial Officer)