Form 10-K
period 2005-12-31
FIRSTWAVE TECHNOLOGIES INC
filed 2006-03-30
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to__________.

Commission File Number: 0-21202

Firstwave Technologies, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1588291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5775 Glenridge Drive, Building E, Suite 400, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 250-0360

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0019 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer   ☐        Accelerated filer    ☐      Non-accelerated filer  ☒

Aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price as quoted on the NASDAQ Small Cap Market on June 30, 2005:     $4,782,841

Number of shares of Common Stock outstanding as of March 27, 2006: 2,768,302

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 5, 2006 are incorporated by reference into Part III of this Report.

Firstwave Technologies, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2005

Table of Contents

Part I

Part I

Item 1.   Business

Safe Harbor for Forward Looking Statements

Except for historical information contained herein, this section and other parts of this Form 10-K contain “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements can generally be identified by words such as ”will”, “expect”, “intends”, “believes”, “anticipates”, “should” and words of similar meaning. Firstwave Technologies, Inc. (“Firstwave” or “the Company”) notes that the forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, such as potential fluctuations in quarterly results due to factors including delays in purchase decisions and other adverse market conditions, whether the Company will be able to continue diversification of its revenues, competition and technological developments, the Company’s capital requirements and other liquidity concerns, the Company's ability to continue to comply with NASDAQ listing requirements, and the size, timing, and contractual terms of orders, and also the risks and uncertainties discussed under the caption “Risk Factors” in this Annual Report on Form 10-K. The information set forth herein is provided as of the date hereof.

General

Headquartered in Atlanta, Georgia, Firstwave is a provider of Customer Relationship Management (CRM) industry-focused solutions. Firstwave's corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. We strive to provide our clients with effective CRM, robust technology and the highest standard of customer service. The Company was incorporated in October of 1984 in the State of Georgia, and has one subsidiary: Connect-Care, Inc., acquired in March of 2003, which is incorporated under the laws of the State of Georgia.

Firstwave offers a suite of features to specifically meet the needs of companies and organizations in the high technology industry. Firstwave Technology helps software and technology customers keep current customers loyal, close more sales and capture more market share. Our CRM solutions offer sales, marketing, and customer support automation along with project and product quality management. Firstwave CRM is adaptive and scalable and easily integrates with existing systems. This allows for rapid deployment and, typically, a lower total cost of ownership.

Our CRM solutions are divided into three product groups: Firstwave CRM, Firstwave Technology and TakeControl.

Firstwave CRM Solutions

Firstwave CRM

Firstwave provides enterprise-wide CRM software solutions specifically designed for the high-technology industries. By embracing a customer-focused business strategy, Firstwave's CRM solutions help improve an organization's efficiency enabling revenue growth, cost containment and customer retention.

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

Firstwave offers a variety of tools, applications and access options designed to enhance the customer experience across the entire enterprise. Firstwave CRM consists of the following modules:

First-Sales™ - Manage sales cycle for increased revenue and efficiency
First-Market™ - Marketing campaign and content management
First-Support™ - Increase customer satisfaction, retention and loyalty
First-Survey™ - Keep a pulse on customer preferences through poll and survey management
First-Project™ - Streamline service delivery and project management
First-Quality™ - Close the customer feedback loop and quickly identify product issues
First-Web™ - Reduce customer support costs and improve communication through customized web portals
DataWave - Help maintain a quality database

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

Leveraging Strategic Alliances

We market and support our CRM solutions through a combination of limited direct sales channels and the efforts of our strategic alliance partners, primarily M1 Global Solutions, Inc. (“M1 Global”). Our relationship with M1 Global is based on a three-year OEM/Outsourcing Agreement and a Licensing Agreement. Under the terms of the agreements, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global is a non-exclusive reseller of Firstwave products. Firstwave retains all maintenance revenues and pays to M1 Global $154,315 per quarter in consideration for M1 Global providing support services to Firstwave customers. The agreements provide that M1 Global also pays royalty commissions to Firstwave as follows: 33% on licenses and 20% on services.

On June 3, 2005, Firstwave entered into a Stock Purchase Agreement with AllAboutTickets LLC, now operating as First Sports International (”First Sports”). Under the terms of the Agreement, the Company sold all of the issued share capital of Firstwave Technologies U.K., Ltd., a subsidiary of the Company, to First Sports. The total purchase price was $2,214,000, of which $256,000 was paid at closing, $1,620,000 is to be paid pursuant to a Promissory Note, and $338,000 is to be paid as software revenues are achieved to reimburse the Company for certain prepaid royalties.

On July 1, 2005, we entered into a consulting arrangement with First Sports International (“First Sports”) to provide service and maintenance to our existing U.K. CRM customers. These CRM customers remain customers of Firstwave, but First Sports provides the services to support these customers. If First Sports did not provide the services, we would either provide the support services ourselves or would contract with another third party in the U.K. to provide such services. These customers are not associated with the sports customers acquired by First Sports as part of the sale of the U.K. Subsidiary on June 3, 2005, and they are part of the continuing operations disclosed in this Form 10-K. Under the terms of this outsourcing arrangement, we pay First Sports a fee of 20% of the maintenance revenues upon collection, for providing local support.

Sources of Revenues, Pricing and Material Terms for Licensing Agreements

The first component of revenue is software license revenues. The Company’s CRM solutions are generally licensed on a per-user model, except for hosting services. Customers generally pay a license fee for the software based upon the number of licensed users for the application as well as for the tool set. Hosting allows organizations to deploy the applications without the need for internal hardware infrastructure or system administrative capabilities. All license fees are fixed and determinable, whether under the per-user model or hosting model. On sales made by M1 Global, Firstwave receives 33% of the license fees.

The second component of revenue is services revenues, which consist of professional consulting, technical services and training services. Consulting and technical services are charged on an hourly basis and may be billed in advance or weekly, pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. For classes conducted at customer sites, we charge a per-day rate for a set number of attendees. Actual travel expenses are billed as incurred. Hosting services are priced as a monthly or yearly fixed amount based upon the number of users and are recognized as services revenues ratably by month over the period of services. M1 Global is the primary provider of services for Firstwave, and Firstwave receives 20% of the fees received by M1 Global for providing services to Firstwave customers.

The third component of revenue is maintenance revenues, which are derived from the provision of: (1) customer support in the form of customer services via communication channels, and (2) updates and enhancements of products and related documentation provided on a when and if available basis. Customers are provided maintenance and support for an annual fee. This fee is billed monthly, quarterly, or annually and is subject to changes in pricing upon 90 days' written notice to the customer. Firstwave generally invoices and collects 100% of the maintenance revenues for Firstwave customers directly, while the support services for such fees are performed by M1 Global. Firstwave pays M1 Global $154,315 per quarter in consideration for such maintenance services.

Customers

Firstwave’s customers operate in many industries, but we have a dedicated focus in the high-technology marketplace. Our industry-focused solution is developed specifically for companies in the technology industry, taking into consideration their unique needs, revenue sources and customer demands.

During 2005, we continued to pursue strategies to transition our revenue stream to a more diverse customer base and away from dependency on one large customer. As part of such strategies, we entered into the relationship with M1 Global as detailed above.

In 2005, none of our customers contributed more than 10% of total revenue. The table below identifies the customer who contributed more than 10% of total revenue in the previous years shown.

	Year ended December 31,
	2005	2004	2003
Electronic Data Systems, Ltd	6.2%	11.8%	55.2%

Competition

The competition in our high technology vertical comes from a multitude of software vendors, including existing CRM vendors, new web-based CRM vendors and ERP vendors who have penetrated the CRM industry through acquisitions or product development.

Companies that offer competing products include Salesforce.com, Peoplesoft, Epiphany, Onyx, Microsoft, Seibel On Demand, Pivotal, and SalesLogix. These companies offer comprehensive packages, which include marketing, sales, and service. These companies also have integrated some Internet technology into their products and have customization capabilities within their product sets. SAP, Oracle and Siebel Systems, due to their large international presence and market share, are also competitors at the enterprise level. There are also hundreds of vendors addressing the needs evident in this industry, including specialists who provide cross-industry solutions and vertically focused solutions, such as for pharmaceuticals or finance.

Our biggest competitive advantage is our demonstrated domain expertise in our vertical and high customer satisfaction. Although we frequently compete favorably with respect to these factors, there can be no assurance that we will be able to achieve the innovation, product development and market share necessary to maintain competitive advantage. Associated risks and uncertainties are discussed under the caption “Risk Factors” in this Annual Report on Form 10-K.

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

Employees

As of March 1, 2006, the Company employed 5 persons, including 3 executive and administrative personnel and 2 persons involved in product innovation and development. Professional services and customer support services for Firstwave customers are now provided primarily by M1 Global employees through an outsourcing agreement that supplements the Firstwave staff with 8 sales and marketing professionals, 21 service and support representatives, 13 persons involved in product innovation and development and 5 executive/administrative personnel.

Item 1A. Risk Factors

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

During 2004 and 2005, we experienced negative cash flows and may experience negative cash flow in the future. Prior to our outsourcing agreements, we required significant amounts of capital to fund our business operations and product development efforts. Our ability to maintain and develop our revenue sources will directly impact our ability to raise capital needed to grow our business.

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

We are heavily dependent upon M1 Global’s key personnel, expertise in the CRM software market, and future business strategy; the loss of which could affect our ability to successfully grow or maintain our business; and if M1 Global changes its strategy to sell Firstwave products and services, our revenues may be materially harmed.

We depend in large part upon the continued relationship with M1 Global and its ability to successfully market, sell, service and support Firstwave products. The loss of M1 Global key personnel or a change in its business strategy to sell Firstwave products and services would likely harm our operations significantly. Our revenues could suffer, and we may experience a material adverse impact on our business, operating results, and financial condition.

We are reliant upon First Sports’ expertise in the CRM software market and with our U.K. customers; the loss of which could affect our ability to successfully support our U.K. customers and retain the maintenance revenues associated therewith.

Outside of the discontinued operations associated with the sale of the U.K. Subsidiary to First Sports on June 3, 2005, we depend upon First Sports and its ability to successfully support and maintain our U.K. CRM customers. If First Sports were to no longer provide such local support, we would need to support these customers ourselves or contract with another third party to provide the support services, or our maintenance revenues from the U.K. CRM customers would suffer, and we may experience an adverse impact on our revenues, operating results, and financial condition.

We have in the past and may in the future experience significant fluctuations in our operating results and rate of growth, and the price of our common stock may be adversely affected by these fluctuations.

Our quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as:

•	the effect of past and future acquisitions,
•	the dependence on the efforts of others, such as M1 Global and First Sports,
•	changes in operating expenses,
•	changes in our strategy,
•	key personnel departures,
•	the size and timing of significant orders,
•	the impact of estimates of our future operating results published by third parties,
•	the timing of revenue from software sales and professional services,
•	the timing of new product and service announcements,
•	changes in pricing policies by us and our competitors,
•	market acceptance of new and enhanced versions of our products,
•	the introduction of alternative technologies, and
•	general economic factors.

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

Decreases or delays in our target customers’ information technology spending and other circumstances that result from poor economic conditions may harm our revenues; if general economic conditions do not improve or if they worsen, our revenues may be materially harmed.

Some of our customers and prospective customers have indicated that they have reduced their budgets available for spending on outsourced technology applications or have delayed purchase decisions for information technology products like ours due, in part, to difficult economic conditions.  If the economy does not improve or if it worsens, our customers may continue to delay or reduce their spending on CRM software and customization. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies’ information technology budgets tend to be reduced. Accordingly, our business has suffered and could continue to suffer. The impact of these reduced budgets and delays in purchase decisions is not possible to measure or quantify.

The market for our CRM software and services is subject to rapid change stemming from customer requirements and changes in related technologies, including hardware, operating systems and telecommunications; if we fail to improve our products in response to these changes, our sales may decline.

The market for our CRM software and services is subject to rapid change, including technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success depends upon our ability to enhance our current products and continue to develop and market new products that address the increasingly sophisticated needs of customers and achieve market acceptance. In particular, we believe that we must continue to respond quickly to customer needs for additional functionality and to ongoing advances in hardware, operating systems and telecommunications. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements and changes in customer requirements could have a material adverse effect on our competitive position or render some of our products obsolete or less desirable than available alternatives.

With the release of any new product release, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on our results of operations and financial condition.

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

Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by our shareholders. At December 31, 2005 shares of outstanding preferred stock were as follows:

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

We depend in large part upon the continued service of our chief executive officer and key engineering and technical staff with expertise in our industry and products. The loss of the services of our executive officer and key personnel could harm our operations. Currently, none of our personnel are bound by an employment agreement, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our key employees decided to join a competitor or otherwise compete with us.

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

The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We have initiated establishing the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As the Securities and Exchange Commission has extended the deadline for non-accelerated filers, such as Firstwave, until December 31, 2007, we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or The NASDAQ Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

Item 2.   Properties.

As of December 31, 2005, the Company's headquarters and principal operations were located in approximately 1,600 square feet of office space sublet from M-1 Global in metropolitan Atlanta, Georgia. The sublease expires on October 31, 2006. The total amount of base rent ($1 per month) is being charged to rent expense.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “FSTW”. The following table sets forth, for the calendar quarters indicated, the high and low close prices of the Company’s common stock. Note that prices set forth below reflect inter-dealer prices without retail mark-ups, markdowns, or commissions and may not necessarily reflect actual transactions.

2005	First	Second	Third	Fourth	2004	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter	Quarter	Quarter
High	$ 2.57	$ 3.07	$ 1.99	$ 2.45	High	$ 6.62	$ 4.40	$ 2.50	$ 3.50
Low	$ 1.55	$ 1.62	$ 1.57	$ 1.23	Low	$ 4.25	$ 2.10	$ 1.28	$ 1.28

As of March 27, 2006, there were approximately 67 shareholders of record and approximately 2,000 persons or entities that hold common stock in nominee name. There were no common stock dividends declared during 2005 or 2004. The Company does not plan to pay dividends on its common stock in the future. Pursuant to a merger agreement, on March 3, 2003 Firstwave issued 200,000 shares of common stock to the shareholders of Connect-Care, Inc. in exchange for all outstanding shares of Connect-Care stock. These 200,000 shares, valued at $2,630,000, were registered effective July 25, 2003. On August 12, 2004, the Company filed a Post-Effective Amendment No 1 to Registration Statement on Form S-3, File No. 333-103903, to remove from registration 198,925 shares originally registered related to the Connect-Care acquisition that remained unsold at the termination of the offering.

Item 6.   Selected Financial Data.

The following table sets forth selected financial data about the Company and its subsidiaries for each of the last five fiscal years. The information presented below has been derived from the Company's audited consolidated financial statements, after consideration of discontinued operations from the sale of the U.K. Subsidiary on June 3, 2005.

	For the Year Ended December 31,
	(In thousands, except per share amounts)

	2005**	2004***	2003****	2002	2001*****

Net revenues from continuing operations	$3,224	$4,526	$11,169	$13,200	$8,501
Income/(loss) from continuing operations before income tax	(1,578)	(5,048)	(1,212)	2,679	(1,213)
Income tax	-	-	-	-	(6)
Net income/(loss) from continuing operations	(1,578)	(5,048)	(1,212)	2,679	(1,219)
Income/(Loss) from discontinued operations	(457)	410	437	346	-
Gain/(Loss) on sale of discontinued operations	327	-	-	-	-
Net income/(loss) applicable to common shareholders	(1,992)	(4,893)	(996)	2,773	(1,825)

Basic & Diluted earnings per share
Earnings/(Loss) from continuing operations	(0.69)	(1.98)	(0.56)	1.13	(0.87)
Earnings/(Loss) from discontinued operations	(0.05)	0.15	0.17	0.16	-
Net income/(loss) per common share	(0.74)	(1.82)	(0.39)	1.29	(0.87)

Total assets	$4,259	$6,273	$11,807	$9,803	$6,016
Basic and diluted weighted average shares outstanding *	2,709	2,682	2,572	2,150	2,099

*	Stock options and convertible preferred stock are not included in the diluted earnings per share if they are antidilutive
**	2005 includes a charge for Goodwill Impairment of $528,000, the gain on sale of discontinued operations was reduced by an allocation of Goodwill totaling $488,000.
***	2004 includes the one-time write-off of certain amounts of capitalized software and a charge for Goodwill Impairment of $750,000
****	2003 includes the acquisition of Connect-Care in March of 2003
*****	The operations discontinued in 2005 did not exist in 2001, therefore there is no adjustment for discontinued
operations

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere herein. This section contains forward-looking statements that reflect the Company’s management’s expectations, estimates, and projections for future periods. These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”. Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed previously under the caption "Risk Factors" and the discussion below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

Headquartered in Atlanta, Georgia, Firstwave is a provider of Customer Relationship Management (CRM) industry-focused solutions. Firstwave's corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. We strive to provide our clients with effective CRM, robust technology and the highest standard of customer service.

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

Our CRM solutions are divided into three product groups: Firstwave CRM, Firstwave Technology and TakeControl.

Results of Operations

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a Licensing Agreement with M1 Global, an Atlanta-based technology company. Under the terms of the agreements, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global is a non-exclusive reseller of Firstwave products. Firstwave retains all maintenance revenues and pays to M1 Global $154,315 per quarter in consideration for M1 Global providing support services to Firstwave customers. The agreements provide that M1 Global also pays royalty commissions to Firstwave as follows: 33% on licenses and 20% on services.

Results of Continuing Operations

On June 3, 2005, Firstwave entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC, now doing business as First Sports International (“First Sports”). Pursuant to the Agreement, the Company sold to First Sports all of the issued share capital of Firstwave Technologies U.K., Ltd., a subsidiary of the Company. The Company sold its U.K. Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the U.K. market. This Management’s Discussion and Analysis of Financial Condition compares the Company’s results from continuing operations, not including the operations from the discontinued business.

The following table sets forth for the periods indicated selected financial data and the percentages of our net revenues represented by each line item presented. It also sets forth the percentage change in each line item presented from 2004 to 2005. Certain percentage columns do not add to 100% due to rounding.

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004		% Change
($ in thousands)	$	%	$	%	2004 to 2005

Revenues
Software	$551	17.1	$876	19.3	(37.1)
Services	623	19.3	1,145	25.3	(45.6)
Maintenance	2,002	62.1	2,457	54.3	(18.5)
Other	48	1.5	48	1.1	0.0
Net revenues	3,224	100.0	4,526	100.0	(28.8)

Costs and expenses
Cost of revenues
Software	803	24.9	2,032	44.9	(60.5)
Services	578	17.9	1,193	26.4	(51.6)
Maintenance	422	13.1	405	8.9	4.2
Other	32	1.0	38	0.8	(15.8)
Sales and marketing	506	15.7	1,903	42.0	(73.4)
Product development	631	19.6	1,188	26.2	(46.9)
General & administrative	1,410	43.7	2,082	46.0	(32.3)
Charge for Goodwill Impairment	528	16.4	750	16.6
Total operating cost and exp	4,910	152.3	9,591	211.9	(48.8)

Operating loss	(1,686)	(52.3)	(5,065)	(111.9)	(66.7)

Interest income,net	108	3.3	17	0.4	535.3

Loss from continuing operations	$(1,578)	(48.9)	$(5,048)	(111.5)	(68.7)

Income/Loss from discontinued operations	(457)	(14.2)	410	9.1	(211.5)
Gain on sale of discontinued operations	327	10.1	-	0.0

Net income/(loss) from discontinued operations	(130)	(4.0)	410	9.1	(131.7)

Net loss before income taxes	$(1,708)	(53.0)	$(4,638)	(102.5)	(63.2)

In general, competition in the software industry has increasingly been characterized by shortening product cycles, and we are not immune to this trend. If the product cycle for our systems proves to be shorter than management anticipates, our pricing structure and revenues could be impaired. In addition, in order to remain competitive, we may be required to expend a greater percentage of our revenues on product innovation and development than has historically been the case. In either case, our gross profit margins and results of operations could be materially adversely affected. See ”Risk Factors” in Part I, Item 1A of this Annual Report. In addition, we depend upon our strategic relationship with M1 Global to market, sell, service, and support our existing and prospective customers, the loss of which could materially adversely affect our results of operations. See “Risk Factors” in Part 1, Item 1A of this Annual Report.

2005 Compared to 2004

The information presented below compares the Company’s results from continuing operations, after consideration of discontinued operations from the sale of the U.K. Subsidiary on June 3, 2005.

Revenue
Total revenues, which include software license fees, services, and maintenance revenues, decreased 29% from $4,526,000 in 2004 to $3,224,000 in 2005 due to decreases in software license, services and maintenance revenues. The decrease in total revenues was primarily attributable to lower revenues from our relationship with Electronic Data Systems, Ltd. (“EDS”), which contributed 12%, or $874,000, of total revenues during 2004, compared to 6%, or $222,000, of total revenues for 2005.

Software revenues decreased 37% from $876,000 in 2004 to $551,000 in 2005. During 2004, we recognized three large software license agreements with Manhattan Associates, Inc., SmartMail, LLC, and Northrop Grumman; while in 2005 we recognized just one large software license with M1 Global Solutions. Our software revenues are significantly dependent upon the timing of closing of license agreements, and current quarterly results may not be indicative of future performance. During the continuation of our current relationship with M1 Global, we anticipated that nearly all of our software revenues will come from our 33% share of the software revenues received by M1 Global.

Total revenues from international sources decreased from 33% of total revenues in 2004 to 24% in 2005 primarily due to decreased services revenue from our U.K. CRM customers, including revenue from the EDS relationship that decreased from $874,000 in 2004 to $222,000 in 2005.

Services revenues decreased 46% from $1,145,000 in 2004 to $623,000 in 2005, primarily due to decreased services revenue from EDS. The service revenues from EDS were $358,000 in 2004 compared to only $11,000 in 2005. Our services revenues decreased from 2004 levels because the services revenues we derived from the multi-year contract with EDS have not been replaced with other customer accounts. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter. During the continuation of our current relationship with M1 Global, we anticipate that nearly all of our services revenues will come from our 20% share of the service revenues received by M1 Global.

Maintenance revenues decreased 19% from $2,457,000 in 2004 to $2,002,000 in 2005. The decrease is due to cancellations from existing customers offset by additional maintenance revenues associated with new and expansion customers. Maintenance revenues are primarily the result of renewal agreements from previous software license agreements as well as new license agreements.

Cost of Revenue
Cost of software revenues decreased 61% from $2,032,000 in 2004 to $803,000 in 2005. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. The decrease is primarily due to a decrease in amortization expense related to the write-off of two product lines in the fourth quarter of 2004, resulting in lower amortization expense in 2005. Cost of software revenues as a percentage of software revenues decreased from 232% in 2004 to 146% in 2005, primarily due to a decrease in amortization expense. Amortization of capitalized software represented 97% of total cost of software revenues during 2004, compared to 91% in 2005.

Cost of revenues for services decreased 52% from $1,193,000 in 2004 to $578,000 in 2005. The decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, consistent with decreased services revenues. The cost of revenues for services as a percentage of services revenues decreased from 104% in 2004 to 93% in 2005. During the continuation of our current relationship with M1 Global, we anticipate that the cost of revenues for services is expected to decrease as a result of the fixed cost related to staffing and overhead.

Cost of revenues for maintenance increased 4% from $405,000 in 2004 to $422,000 in 2005. The increase is primarily due to the launch of our outsourcing arrangement with M1 Global Solutions, Inc. and the fees paid to First Sports for the support of our U.K. CRM customers. Costs of revenues for maintenance as a percentage of maintenance revenues increased from 16% in 2004 to 21% in 2005. During the continuation of our current relationship with M1 Global, we anticipate that the cost of revenues for maintenance is expected to decrease as a result of the fixed cost related to staffing and overhead.

Sales and Marketing Expense
Sales and marketing expense decreased 73% from $1,903,000 in 2004 to $506,000 in 2005, and decreased as a percentage of total revenues from 42% in 2004 to 16% in 2005. The decreases are the result of decreases in payroll expenses associated with a reduction in the number of personnel, telemarketing costs, and costs relating to sports sponsorships in the U.S. During the continuation of our current relationship with M1 Global, we anticipate that sales and marketing expense is expected to decrease as a result of the fixed cost related to staffing and overhead.

Product Development Expense
The Company’s product innovation and development expenditures, which includes amounts capitalized, decreased 47% from $1,188,000 in 2004 to $631,000 in 2005. The decrease is primarily related to decreases in payroll costs associated with staff reductions, and reductions associated with fewer outside contractors. Software development costs capitalized during 2004 were $94,000; there were no software development costs capitalized during 2005.

A net realizable analysis of capitalized software development costs was performed as of December 31, 2005 in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Based on the results of the analysis, a determination was made that the carrying amount of the unamortized capitalized software costs does not exceed their net realizable value; therefore, no impairment loss was recorded.

General and Administrative Expense
General and administrative expenses decreased 32% from $2,082,000 in 2004 to $1,410,000 in 2005. These changes were primarily due to reduced payroll costs associated with a reduction in personnel and decreased rent expense. During the continuation of our current relationship with M1 Global, we anticipate that general and administrative expense is expected to decrease as a result of the fixed cost related to staffing and overhead.

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

Goodwill was evaluated for impairment quarterly throughout 2004 and 2005 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. The analysis for the fourth quarter of 2004 and then the third quarter of 2005, identified lower-than-expected operating results, and the Company revised the anticipated future earnings projections at the end of each quarter. As a result of these reviews, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording non-cash impairment charges of $750,000 at December 31, 2004 and $528,000 at September 30, 2005 to write-off a portion of the carrying value of goodwill. Additionally, as a result of the sale of the U.K. Subsidiary, Goodwill was written down by $488,000 in June of 2005 to account for the allocation of goodwill to the U.K. Subsidiary. From the analysis conducted at December 31, 2005, it was determined that there was no further instance of impairment of the remaining recorded Goodwill. Therefore, the second phase of the testing was not required.

Net Interest Income
Interest income increased 151% from $43,000 in 2004 to $108,000 in 2005 primarily from imputed interest recognized on the note receivable from First Sports, explained in “Discontinued Operations.” Interest expense of $26,000 in 2004 was related to the Company’s line of credit with RBC Centura that was paid off December 30, 2004. In 2005, there was no interest expense, as the Company carried no debt during the year. The above factors resulted in a net increase in net interest income of 535.0% from $17,000 in 2004 to $108,000 in 2005.

Income Tax Expense
There was no income tax expense in either 2004 or 2005. As of December 31, 2005, the Company had a net operating loss carryforward in the United States of approximately $23,300,000, which expires in years 2009 through 2019. A valuation allowance has been created for all deferred tax assets as of 2005 and 2004, respectively.

2004 Compared to 2003

The information presented below compares the Company’s results from continuing operations, after consideration of discontinued operations from the sale of the U.K. Subsidiary on June 3, 2005.

Revenue
Total revenues, which include software license fees, services, and maintenance revenues, decreased 60.0% from $11,169,000 in 2003 to $4,526,000 in 2004 due to decreases in software and services revenues. The decrease in total revenues was primarily attributable to lower revenues from our relationship with Electronic Data Systems, Ltd. (“EDS”), which contributed 59.0% of total revenues during 2003, compared to 19.0% of total revenues for 2004. Software revenues decreased 74.0% from $3,315,000 in 2003 to $876,000 in 2004. Software license revenues from companies expected to replace prior revenues from EDS were lower than anticipated. Our software revenues are significantly dependent upon the timing of closing of license agreements, and current quarterly results may not be indicative of future performance.

Services revenues decreased 79.0% from $5,349,000 in 2003 to $1,145,000 in 2004, primarily due to decreased services revenue from EDS. Although we successfully completed implementation of the multi-year services project for EDS during 2003, we continued to provide limited additional services to this customer in 2004. Services revenues decreased from 2003 levels because the services revenues we derived from the multi-year contract were not replaced with other customer accounts. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues were basically unchanged from $2,452,000 in 2003 to $2,457,000 in 2004. Maintenance revenues are the result of renewal agreements from previous software license agreements as well as new license agreements.

Cost of Revenue
Cost of software revenues increased 64.0% from $1,239,000 in 2003 to $2,032,000 in 2004 and as a percentage of software revenue increased from 37.0% in 2003 to 232.0% in 2004. The increase in cost of software as a percentage of software revenue is primarily the result of $136,000 in amortization costs related to the write-off of two product lines prior to release, and $575,000 in amortization for the write-off of a product line we were no longer actively marketing. Cost of software revenues includes costs of third-party software, amortization of capitalized software, and costs of packaging, media and documentation. Amortization of capitalized software represented 89.6% of total cost of software revenues during 2003, compared to 96.8% in 2004.

Cost of revenues for services decreased 58.0% from $2,836,000 in 2003 to $1,193,000 in 2004. The decrease was a result of decreases in outside consultants and bundled travel associated with the decrease in services revenue. Cost of revenues for services as a percentage of services revenues increased from 53.0% in 2003 to 104.0% in 2004 primarily due to certain fixed personnel costs, which at lower revenue levels resulted in a decrease in the services revenue margin. During 2004, we invested some of our billable resources in non-billable activities in order to maintain customer satisfaction and expand the functionality of our products.

Cost of revenues for maintenance decreased 31.0% from $588,000 in 2003 to $405,000 in 2004. The decrease was primarily due to decreased payroll costs associated with a reduction in the number of maintenance personnel. Cost of revenues for maintenance as a percentage of maintenance revenues decreased from 24.0% in 2003 to 16.0% in 2004.

Sales and Marketing Expense
Sales and marketing expense decreased 48.0% from $3,653,000 in 2003 to $1,903,000 in 2004, but increased as a percentage of total revenues from 33.0% in 2003 to 42.0% in 2004 due to the decrease in total revenues for 2004. The decrease in expense was attributed to decreases in payroll and commission expenses, telemarketing costs, and costs relating to investor relations.

Product Development Expense
The Company's product innovation and development expenditures which consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products, including amounts capitalized, decreased 62.1% from $3,384,000 in 2003 to $1,282,000 in 2004, and decreased as a percentage of total revenues from 28.4% in 2003 to 17.3% in 2004. Software development costs capitalized decreased from $2,035,000 in 2003 to $94,000 in 2004. The decreases were primarily related to a decrease in payroll costs and expenses associated with outside contractors.

A net realizable analysis of capitalized software development costs was performed as of December 31, 2004 in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Based on the results of the analysis, we determined that the carrying amount of the unamortized capitalized software costs did not exceed their net realizable value; therefore, no impairment loss was recorded.

General and Administrative Expense
General and administrative expenses decreased 23.0% from $2,688,000 in 2003 to $2,082,000 in 2004 primarily due to decreases in payroll and employee benefit costs, partially offset by an increase in rent expense related to an expense for abandoned office space of $153,000 and by a reserve of $240,000 for surplus third party products.

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

Income Tax Expense
Income tax expense was $1,000 in 2003 related to withholding tax on an international cash receipt compared to no income tax expense in 2004. As of December 31, 2004 the Company had a net operating loss carryforward in the United States of approximately $22,500,000, which would expire in years 2009 through 2019, and approximately $4,700,000 in foreign net operating loss carryforwards. United Kingdom tax law does not provide for expiration of net operating losses, consequently the foreign tax operating losses carryforward indefinitely. A valuation allowance had been created for all deferred tax assets as of 2004 and 2003, respectively.

Balance Sheet

Net accounts receivable decreased 34.0% from $605,000 at December 31, 2004 to $399,000 at December 31, 2005 consistent with lower total revenues during the fourth quarter of 2005 compared to fourth quarter of 2004, plus the impact of discontinued operations. The allowance for doubtful accounts decreased 22.0% from $61,000 at December 31, 2004 to $43,000 at December 31, 2005 consistent with the decrease in accounts receivable. As a result of the sale of the U.K. Subsidiary explained below in “discontinued operations,” a note receivable in the amount of $1,620,000 was received.  At December 31, 2005, the portion of the note receivable due within twelve months is $300,000 and is classified as a current asset on the Balance Sheet. Other assets decreased 16% from $565,000 at December 31, 2004 to $475,000 at December 31, 2005, primarily due to expensing of prepaid marketing expenses during 2005. Property and equipment decreased 69.0% from $264,000 at December 31, 2004 to $82,000 at December 31, 2005 due to fixed asset purchases offset by year-to-date depreciation and disposals.

Goodwill decreased by $1,065,000 from $1,658,000 at December 31, 2004 to $593,000 at December 31, 2005 due to the recording of an impairment charge of $528,000 as of September 30, 2005, $488,000 allocated to the sale of the U.K. Subsidiary in June, 2005, $41,000 related to a recovered Connect Care bad debt previously written off on the date of acquisition, and $8,000 due to a change in the foreign currency rate used to translate Goodwill associated with the U.K. Subsidiary on the date of sale. Other intangible assets decreased 29.0% from $800,000 at December 31, 2004 to $572,000 at December 31, 2005, as a result of amortization expense of $228,000. Capitalized software decreased 67.0% from $1,095,000 at December 31, 2004 to $363,000 at December 31, 2005, as a result of amortization expense of $762,000.

As a result of the sale of the U.K. Subsidiary, a note receivable in the amount of $1,620,000 was received in June of 2005. The initial long-term portion of the note was $1,250,000, payable in installments, and is classified as a non-current asset on the Balance Sheet. In accordance with APB 21, ”Interest on Receivables and Payables,” imputed interest, which was calculated at 8%, resulted in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through December of 2005, $48,000 was amortized, resulting in a balance of $185,000 in imputed interest and a net non-current note receivable of $1,065,000 as of December 31, 2005.

Accounts payable decreased 48.0% from $581,000 at December 31, 2004 to $302,000 at December 31, 2005 due to the timing of payment of certain payables. Deferred revenue decreased 17.0% from $1,351,000 at December 31, 2004 to $1,117,000 at December 31, 2005 primarily due to a decrease in deferred professional services at year end. Accrued employee compensation and benefits decreased 37.0% from $156,000 at December 31, 2004 to $99,000 at December 31, 2005 due to reduced vacation expense and employee incentives, consistent with reduced revenues and staff reductions. Other accrued liabilities decreased 89.0% from $290,000 at December 31, 2004 to $32,000 at December 31, 2005 primarily due to reduced sales tax and value added tax in the United Kingdom consistent with reduced revenue and the impact of discontinued operations.

Liquidity and Capital Resources

As of December 31, 2005, the Company had cash and cash equivalents of $360,000, a decrease of 72.0% from the cash balance of $1,286,000 at December 31, 2004. The decreased cash balance is primarily due to the loss from operations and payment of preferred stock dividends, offset by the cash received at the closing for the sale of our U.K. Subsidiary. The Company carries no debt. Our future capital requirements will depend on many factors, including our ability to generate positive cash flows, to collect the note receivable from First Sports, to realize royalty revenues from the M1 Global relationship, to retain our maintenance revenues from existing customers, to control expenses, and to generate additional revenues from other sources. Any projections of future cash needs and cash flows are subject to substantial uncertainty. We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company's results of operations.

Taxes

As of December 31, 2005, we had general business tax credit carryforwards of approximately $245,000, which will expire in 2008 through 2011. We also have U.S. net operating loss carryforwards for federal and state income tax reporting purposes of approximately $23,300,000 which expire in years 2009 through 2019. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and tax credit carryforwards upon the occurrence of specific events. A valuation allowance has been created for all deferred tax assets.

Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC, now operating as First Sports International (”First Sports”), as more fully detailed in the financial statements under Note 1, Basis of Presentation. The Company sold its U.K. Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the U.K. market. Pursuant to the Agreement, the Company sold to Buyer all of the issued share capital of Firstwave Technologies U.K., Ltd., a subsidiary of the Company. This sale of the Company’s U.K. Subsidiary has been treated as a discontinued operation in the accompanying consolidated financial statements.

The total purchase price for the sale was $2,214,000, of which $256,000 in cash was paid at closing, $1,620,000 is payable under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years, and $338,000 is to be paid as software revenues are achieved to reimburse the Company for certain prepaid royalties. In 2005, First Sports met the terms of the note, and paid the required $70,000 in principal payments due in August and November. In addition, First Sports reimbursed $13,230 of the prepaid royalties mentioned above.

As a result of the sale of the U.K. Subsidiary, the Company recognized a pre-tax gain on the disposition of the subsidiary of $327,000, which is recorded separately below income/(loss) from discontinued operations in the Consolidated Income Statements.

Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Variable Interest Entities” (VIEs). In the ordinary course of business the Company leases certain real properties and equipment as disclosed in Note 11 in the Notes to Financial Statements.

Contractual Obligations

At December 31, 2005, the Company had no material outstanding contractual obligations.

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

During the fourth quarter of 2004, a decision to no longer market one product and to discontinue development of two other products resulted in a write-off of $711,000 of previously capitalized software development costs which is reflected in cost of software revenue in the Company’s consolidated financial statements for the period ending December 31, 2004.

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

Goodwill was evaluated for impairment quarterly throughout 2004 and 2005 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. The analysis for the fourth quarter of 2004 and then the third quarter of 2005 identified lower-than-expected operating results, and the Company revised the anticipated future earnings projections at the end of each quarter. As a result of these reviews, it was determined that the fair value of goodwill was less than the carrying value, and the second phase was required. The second phase resulted in the Company recording non-cash impairment charges of $750,000 at December 31, 2004 and $528,000 at September 30, 2005 to write-off a portion of the carrying value of goodwill. Additionally, as a result of the sale of the U.K. Subsidiary, Goodwill was written down by $488,000 in June of 2005 to account for the allocation of goodwill to the U.K. Subsidiary. From the analysis conducted at December 31, 2005, it was determined that there was no further instance of impairment of the remaining recorded Goodwill. Therefore, the second phase of the testing was not required.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS No. 153 is not expected to have a material impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS No. 155 is not expected to have a material impact on the financial statements of the Company.

Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited operating results for each of the eight quarters in the two-year period ended December 31, 2005. This information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this document, includes all adjustments necessary to present fairly this information when read in conjunction with the Financial Statements and Notes thereto, and includes consideration of discontinued operations from the sale of the U.K. Subsidiary on June 3, 2005. Our operating results for any one quarter are not necessarily indicative of results for any future period.

	Quarter ended
	3/31/05	6/30/05	9/30/05	12/31/05	3/31/04	6/30/04	9/30/04	12/31/04
	(in thousands, except per share amounts)

Net revenues from continuing operations	$881	$793	$928	$622	$1,551	$838	$1,132	$1,006
Net Income/(Loss) from continuing operations	(323)	(439)	(657)	(159)	(651)	(931)	(607)	(2,860)
Net Income/(Loss) from continuing operations applicable to common shareholders	(394)	(510)	(728)	(230)	(706)	(989)	(678)	(2,931)

Income/(Loss) from discontinued operations	(428)	(29)	-	-	(481)	789	(110)	213
Gain/(Loss) on sale of discontinued operations	-	327	-	-	-	-	-	-

Basic & Diluted earnings per share
Earnings/(Loss) from continuing operations	(0.15)	(0.19)	(0.27)	(0.08)	(0.26)	(0.37)	(0.25)	(1.09)
Earnings/(Loss) from discontinued operations	(0.16)	0.11	-	-	(0.18)	0.29	(0.04)	0.08
Net income/(loss) per common share	(0.31)	(0.08)	(0.27)	(0.08)	(0.44)	(0.07)	(0.29)	(1.01)

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

Goodwill was evaluated for impairment quarterly throughout 2004 and 2005 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. The analysis for the fourth quarter of 2004 and then the third quarter of 2005, identified lower-than-expected operating results, and the Company revised the anticipated future earnings projections at the end of each quarter. As a result of these reviews, it was determined that there was an impairment of goodwill, and the second phase was required. The second phase resulted in the Company recording non-cash impairment charges of $750,000 at December 31, 2004 and $528,000 at September 30, 2005 to write-off a portion of the carrying value of goodwill. Additionally, as a result of the sale of the U.K. Subsidiary, Goodwill was written down by $488,000 in June of 2005 to account for the allocation of goodwill to the U.K. Subsidiary. From the analysis conducted at December 31, 2005 it was determined that there was no further instance of impairment of the remaining recorded Goodwill. Therefore, the second phase of the testing was not required.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to market risk exposures of varying correlations and volatilities, including interest rate risk and foreign exchange rate risk. Currently, the Company maintains its cash position primarily in money market funds and other bank accounts. The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets. Although a decrease in interest rates could reduce our interest income, management does not believe a change in interest rates will materially affect the Company's financial position or results of operations in 2006.

Changes in interest rates could make it more costly to borrow money in the future and may impede our future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

We do not engage in any hedging activities. As foreign currency exchange rates vary, the fluctuations in revenues and expenses related to our international customers may impact the financial statements. A weaker US dollar would result in an increase to revenues and expenses and a stronger US dollar would result in a decrease to revenues and expenses.

Item 8.   Financial Statements and Supplementary Data.

Information included under Item 15 (a) (1) and (2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Firstwave Technologies, Inc.
Atlanta, Georgia

          We have audited the accompanying consolidated balance sheets of Firstwave Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstwave Technologies, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia
March 27, 2006

Firstwave Technologies, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$360	$1,286
Accounts receivable, less allowance for doubtful accounts of $43 and $61 in 2005 and 2004, respectively	399	605
Note Receivable, Current	300	-
Prepaid expenses and other assets	475	565
Total current assets	1,534	2,456

Property and equipment, net	82	264
Investments	50	-
Software development costs, net	363	1,095
Intangible assets	572	800
Goodwill	593	1,658
Note Receivable, Net	1,065	-
Total assets	$4,259	$6,273

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$302	$581
Sales tax payable	30	220
Deferred revenue	1,117	1,351
Accrued employee compensation and benefits	99	156
Dividends payable	46	46
Other accrued liabilities	2	70
Total current liabilities	1,596	2,424

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 50,687 shares issued; 34,020 and 27,020 outstanding at 2005 and 2004, respectively 24,020 shares @$100 per share liquidation preference 10,000 shares @$75 per share liquidation preference	3,011	3,011

Common stock, par value $.0019 per share; 10,000,000 shares authorized; 2,729,135 and 2,693,993 shares issued and outstanding at 2005 and 2004, respectively	13	13

Additional paid-in capital	25,269	25,485
Accumulated other comprehensive loss	(16)	(754)
Accumulated deficit	(25,614)	(23,906)
Total shareholders' equity	2,663	3,849

Total liabilities and shareholders' equity	$4,259	$6,273

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Operations
(in thousands, except share data)
	For the year ended
	December 31,
	2005	2004	2003
Net revenues
Software	$551	$876	3,315
Services	623	1,145	5,349
Maintenance	2,002	2,457	2,452
Other	48	48	53
	3,224	4,526	11,169
Costs and expenses
Cost of revenues
Software	803	2,032	1,239
Services	578	1,193	2,836
Maintenance	422	405	588
Other	32	38	53
Sales and marketing	506	1,903	3,653
Product development	631	1,188	1,349
General and administrative	1,410	2,082	2,688
Charge for Goodwill Impairment	528	750	-
Operating income/(loss)	(1,686)	(5,065)	(1,237)

Interest income, net	108	17	25
Income/(loss) from continuing operations before taxes	(1,578)	(5,048)	(1,212)

Income tax provision, continuing operations	-	-	-
Income/(loss) from continuing operations	$(1,578)	$(5,048)	$(1,212)

Income/(Loss) from discontinued operations	$(457)	$410	$437
Gain on sale of discontinued operations	327	-	-
Net income/(loss) from discontinued operations	$(130)	$410	$437

Net income/(loss)	$(1,708)	$(4,638)	$(775)

Dividends on preferred stock	(284)	(255)	(221)
Net income/(loss) applicable to common shareholders	$(1,992)	$(4,893)	$(996)

Basic and Diluted per share
Earnings/(Loss) from continuing operations	$(0.69)	$(1.98)	$(0.56)
Earnings/(Loss) from discontinued operations	$(0.05)	$0.15	$0.17
Net income/(Loss) per common share	$(0.74)	$(1.82)	$(0.39)

Basic and Diluted weighted average shares outstanding	2,709	2,682	2,572

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(in thousands, except share data)

						Compre-	Accumulated
					Additional	hensive	other
	Common Stock		Preferred Stock		paid-in	income	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	(loss)	income/(loss)	deficit	Total
Balance at December 31, 2002	2,328,713	$12	29,020	$2,483	$22,950	$-	$(131)	$(18,493)	$6,821

Exercise of common stock options	56,311	1	-	-	233	-	-	-	234
Employee stock purchases	65	-	-	-	-	-	-	-	-
Issuance of common stock for Connect Care acquisition	200,000	-			2,535	-	-	-	2,535
Issuance of common stock	4,306				44				44
Conversion of Series C Preferred Stock to Common	83,333	-	(2,000)	(150)	150	-	-	-	-
Dividends	-		-	-	(221)	-	-		(221)
Comprehensive loss
Net loss	-	-	-	-	-	(775)	-	(775)	(775)
Foreign currency translation adjustment	-	-	-	-	-	(269)	(269)	-	(269)
Comprehensive loss	-	-	-	-	-	(1,044)
Balance at December 31, 2003	2,672,728	13	27,020	2,333	25,691		(400)	(19,268)	8,369

Exercise of common stock options	2,292	-	-	-	4	-	-	-	4
Employee stock purchases	745	-	-	-	1	-	-	-	1
Issuance of common stock	18,228				44				44
Series D Convertible Preferred Stock	-	-	7,000	678		-	-	-	678
Dividends	-		-	-	(255)	-	-		(255)
Comprehensive loss
Net loss	-	-	-	-	-	(4,638)	-	(4,638)	(4,638)
Foreign currency translation adjustment	-	-	-	-	-	(354)	(354)	-	(354)
Comprehensive loss	-	-	-	-	-	(4,992)
Balance at December 31, 2004	2,693,993	13	34,020	3,011	25,485		(754)	(23,906)	3,849

Exercise of common stock options	4,051	-			6				6
Employee stock purchases	1,547	-			3				3
Issuance of common stock	29,544	-			59				59
Dividends	-	-			(284)				(284)
Comprehensive loss
Net loss	-	-				(1,708)		(1,708)	(1,708)
Unrealized loss on equity securities: available for sale						(16)	(16)		(16)
Foreign currency translation adjustment	-	-				754	754		754
Comprehensive loss	-	-				$(970)
Balance at December 31, 2005	2,729,135	$13	34,020	$3,011	$25,269		$(16)	$(25,614)	$2,663

The accompanying notes are an integral part of these consolidated financial statements.

Firstwave Technologies, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	For Year Ended
	December 31,
	2005	2004	2003
Cash flows from operating activities
Net income/(loss)	$(1,708)	$(4,638)	$(775)
Adjustments to reconcile net income/(loss) to net cash
Provided by/(used in) operating activities
Depreciation and amortization	1,130	1,817	1,660
Non-cash interest income	(42)	-	-
(Gain)/loss on disposal of fixed assets	1	3	(8)
Stock proceeds from sale	(66)	-	-
Provision for bad debts	27	(33)	(10)
Stock compensation	30	44	44
Impairment of Goodwill	569	750	-
Write-off of capitalized software	-	711	-
Changes in assets and liabilities
Accounts receivable	193	658	1,889
Note receivable	(300)	-	-
Prepaid expenses and other assets	25	426	(284)
Accounts payable	(277)	13	(695)
Sales tax payable	(187)	(153)	(344)
Deferred revenue	(196)	(78)	(148)
Accrued employee compensation and benefits	(57)	(212)	(356)
Other accrued liabilities	(68)	(89)	74
Total adjustments	782	3,857	1,822
Net cash provided by operating activities	(926)	(781)	1,047
Cash flows from investing activities
Software development costs	-	(94)	(2,035)
Purchases of property and equipment,net	(20)	(108)	(93)
Sale of UK Subsidiary	256	-	-
Acquisition of Connect Care, net of cash acquired	-	-	(130)
Net cash used in investing activities	236	(202)	(2,258)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net	-	678	-
Issuance of common stock	29	-	(95)
Exercise of common stock options	6	4	234
Proceeds from employee stock purchase plan	3	1	-
Proceeds from borrowings	-	-	500
Repayment of borrowings	-	(500)	-
Payment of dividends on convertible preferred stock	(284)	(250)	(222)
Net cash provided by/(used in) financing activities	(246)	(67)	417
Effect of exchange rate changes on cash	10	(368)	(281)
Net increase/(decrease) in cash	(926)	(1,418)	(1,075)
Cash and cash equivalents, beginning of year	1,286	2,704	3,779
Cash and cash equivalents, end of year	$360	$1,286	$2,704

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$26	$4
Cash paid for income taxes	$-	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

1.     Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, Firstwave (“Firstwave” or the “Company”) is a provider of Customer Relationship Management (CRM) industry-focused solutions. Firstwave's corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. We strive to provide our clients with effective CRM, robust technology and the highest standard of customer service.

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

Firstwave supports several product lines: Firstwave CRM, Firstwave Technology and TakeControl.

Basis of presentation and liquidity considerations

Fair value of financial instruments
The Company has identified cash, accounts receivable, notes receivable, investments, accounts payable and debt as financial instruments of the Company. Due to the nature of these financial instruments the Company believes that the fair value of these financial instruments approximates their carrying value.

Consolidation
The consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Connect-Care, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Liquidity
Maintaining the Company’s future capital requirements will depend on many factors, including the ability to generate positive cash flows, to collect the note receivable from First Sports, to realize royalty revenues from the M1 Global transaction, to retain maintenance revenues from existing customers, to control expenses, and to generate additional revenues from other sources. Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain additional financing, if needed, for operations will be successful in the future. Any projections of future cash needs and cash flows are subject to uncertainty. If the Company is unable to obtain the additional capital, if needed, its business and financial condition and its ability to generate profits or reduce losses could be materially adversely impacted.

2.     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates which require management’s judgment include revenue recognition, accounts receivable reserve, notes receivable, investments, valuation of long-lived assets and intangible assets, and goodwill. Management bases its estimates on historical experience and on other factors which are believed to be reasonable under the circumstances. All accounting estimates and the basis for these estimates are discussed between the Company’s senior management and the Audit Committee. Actual results could differ from those estimates.

3.     Summary of Significant Accounting Policies

Revenue recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations.

Revenue from software product licenses is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. The Company accrues for estimated warranty costs at the time it recognizes revenue.

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

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc. (“M1 Global”). Under the terms of the agreement, M1 Global will pay royalty commissions to Firstwave as follows: 33% on licenses and 20% on services.

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

Goodwill was evaluated for impairment quarterly throughout 2004 and 2005 in accordance with SFAS No. 142. The fair value was estimated using the expected net present value of future cash flows. The analysis for the fourth quarter of 2004 and then the third quarter of 2005, identified lower-than-expected operating results, the Company revised the anticipated future earnings projections at the end of each quarter. As a result of these reviews, it was determined that the fair value of goodwill was less than the carrying value, and the second phase was required. The second phase resulted in the Company recording non-cash impairment charges of $750,000 at December 31, 2004 and $528,000 at September 30, 2005 to write-off a portion of the carrying value of goodwill. Additionally, as a result of the sale of the U.K. Subsidiary, Goodwill was written down by $488,000 in June of 2005 to account for the allocation of goodwill to the U.K. Subsidiary. From the analysis conducted at December 31, 2005, it was determined that there was no further instance of impairment of the remaining recorded Goodwill. Therefore, the second phase of the testing was not required.

Concentration of credit risk

The Company is subject to credit risk primarily due to its trade receivables. The Company is subject to credit risk primarily due to its trade receivables. The Company has credit risk due to the high concentration of trade receivables through certain customers. The customer accounts receivable which represented more than 10% of total accounts receivable are shown below:

	December 31,
	2005	2004
Argos, Ltd	16.4%	13.8%
Barclaycard IT	10.0%	--
CapGemini UK	14.2%	12.6%
M1 Global Solutions, Inc.	10.9%	--
Sungard HTE, Inc.	2.3%	15.0%

Significant Customers
There were no customers in 2005 contributing 10% or more of total revenue for the year.

As a result of the sale of its UK subsidiary, the Company is also subject to credit risk related to the $1,620,000 promissory note it holds from First Sports, as discussed in detail under “Discontinued Operations.”

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

	Year Ended
	December 31,
	2005	2004	2003

Net income/(loss) applicable to common shareholders as reported	$(1,992)	$(4,893)	$(996)

Stock based employee compensation, net of related tax effects under the fair value based method	774	943	556
Net income/(loss) as adjusted	$(2,766)	$(5,836)	$(1,552)

Earnings/(loss) per share:
Basic - as reported	$(.73)	$(1.82)	$(.39)
Basic - as adjusted	$(1.02)	$(2.18)	$(.60)

Diluted - as reported	$(.73)	$(1.82)	$(.39)
Diluted - as adjusted	$(1.02)	$(2.18)	$(.60)

The fair value of each option grant and the employees' purchase rights are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2005, 2004 and 2003, respectively: dividend yield of 0% for all years; expected volatility of 125%, 127% and 143%, and risk-free interest rate ranging from 2.96% to 4.04% and expected life of 4.5 years for grants in all years and 90 days for stock purchase rights for all quarters.

There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the twelve month periods ended December 31, 2005 and December 31, 2004, as the Company established a full valuation allowance for its net deferred tax assets.

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

Basic and diluted net income/(loss) per common share
Basic net income/(loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock would have been included in the diluted earnings per share calculation in 2003, 2004 and 2005 had they not been antidilutive. Net income/(loss) applicable to common shareholders includes a charge for dividends related to the Company’s outstanding preferred stock.

The number of common shares that would have been included in the Company's computation of diluted loss per share if they had been dilutive was 1,099,063 in 2005, 830,779 in 2004 and 791,419 in 2003. Weighted average options to purchase shares of common stock outstanding but not included in the computation of diluted EPS were 152,002 in 2005, 426,975 in 2004, and 126,227 in 2003. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Shown below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share data):

	For Year Ended December 31, 2005
	Income	Shares		Per Share
	(Numerator)	(Denominator)		Amount
Income/(Loss) from continuing operations	$(1,578)
Less: Preferred Stock Dividends	(284)
Net loss from continuing operations	(1,862)

Income/(Loss) from discontinued operations	(457)
Gain on sale of discontinued operations	327

Basic EPS
Loss applicable to common shareholders	(1,992)	2,709		$(0.74)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	-	898
Stock Options		182
		1,099	(1)
Diluted EPS
Loss applicable to common shareholders	$(1,992)	2,709		$(0.74)

(1) Not included in Diluted EPS because they were anti-dilutive

	For Year Ended December 31, 2004
	Income	Shares		Per Share
	(Numerator)	(Denominator)		Amount
Income/(Loss) from continuing operations	$(5,048)
Less: Preferred Stock Dividends	(255)
Net loss from continuing operations	(5,303)

Income/(Loss) from discontinued operations	410
Gain on sale of discontinued operations	-

Basic EPS
Loss applicable to common shareholders	(4,893)	2,682		$(1.82)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	-	792
Stock Options		20
		831	(1)
Diluted EPS
Loss applicable to common shareholders	$(4,893)	2,682		$(1.82)

(1) Not included in Diluted EPS because they were anti-dilutive

	For Year Ended December 31, 2003
	Income	Shares		Per Share
	(Numerator)	(Denominator)		Amount
Income/(Loss) from continuing operations	$(1,211)
Less: Preferred Stock Dividends	(221)
Net loss from continuing operations	(1,432)

Income/(Loss) from discontinued operations	436
Gain on sale of discontinued operations	-

Basic EPS
Loss applicable to common shareholders	(996)	2,572		$(0.39)

Effect of Dilutive Securities
Warrants		19
Convertible Preferred Stock	-	665
Stock Options		107
		791	(1)
Diluted EPS
Loss applicable to common shareholders	$(996)	2,572		$(0.39)

(1) Not included in Diluted EPS because they were anti-dilutive

Advertising Expense
The Company expenses advertising costs when the advertising takes place. Advertising costs from continuing operations were $5,000, $239,000 and $37,000 in 2005, 2004 and 2003, respectively.

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

4.     Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC, now known as First Sports International (“First Sports”). The Company sold its U.K. Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the U.K. market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies U.K., Ltd., a subsidiary of the Company. This sale of the Company’s U.K. Subsidiary has been treated as a discontinued operation in the accompanying consolidated statement of operations. The total price for the stock purchase transaction was $2,214,000, of which $256,000 in cash was received at closing, $1,620,000 is due under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years, and $338,000 is due as software revenues are achieved by the Buyer and which will reimburse the Company for certain prepaid royalties.

As of December 31, 2005, the remaining balance of the promissory note is $1,365,000 payable in installments. The short-term portion of the note is $300,000, is payable prior to December 31, 2006, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note is $1,065,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note, and such amounts will be applied to the uncollected balance of the note receivable. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through December 31, 2005, $48,000 was amortized, resulting in a balance of $185,000 in imputed interest as of December 31, 2005.

The sale of the U.K. subsidiary included $79,000 of total assets, consisting of accounts receivable, prepaid assets, furniture and equipment. The total liabilities sold were $67,000, consisting of accounts payable, taxes payable, benefits payable and deferred revenue. Net income/(loss) from discontinued operations was a loss of $130,000 through December 31, 2005 and net earnings of $410,000 for the same period of 2004. Total revenues from discontinued operations were $341,000 and $2,874,000 for 2005 and 2004, respectively.

As a result of the sale of the U.K. Subsidiary, the Company recognized a pre-tax gain of $327,000 in 2005, which is combined and reported as income/(loss) from discontinued operations in the Consolidated Statement of Operations.

5.     Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31,
	2005	2004	2003

Computer hardware and other equipment	$1,744	$1,789	$1,825
Furniture and fixtures	323	780	773
Purchased software	1,803	1,796	1,740
	3,870	4,365	4,338
Less: Accumulated depreciation and amortization	(3,788)	(4,101)	(3,849)
	$82	$264	$489

Depreciation and amortization of property and equipment totaled $170,000, $334,000, and $379,000 in 2005, 2004 and 2003, respectively.

6.     Goodwill and Intangible Assets

At December 31, 2005 and 2004 the Company had the following amounts recorded as goodwill and intangible assets (in thousands):

	2005	2004
Goodwill	$593	$1,658

Amortizable Intangible Assets:
Connect Care technology	$300	$300
Accumulated amortization	(275)	(175)
Net book value	$25	$125

Connect-Care customer relationships	$900	$900
Accumulated amortization	(353)	(225)
Net book value	$547	$675

Amortization expense was $229,000 for each of the years 2005 and 2004.

Estimated amortization expense through 2010 is as follows (in thousands):

2006	$154
2007	$129
2008	$129
2009	$129
2010	$32

During 2004 the Company recorded an impairment charge to goodwill in the amount of $750,000. Based on the Company’s fair value of the entity determination at December 31, 2004, utilizing the expected net present value of future cash flows, it was determined that this impairment existed.

During 2005 the Company sold its U.K. subsidiary. The Company allocated $488,000 of goodwill to the basis of the subsidiary in calculating the gain on sale of the subsidiary.

During 2005 the Company recorded an impairment charge to goodwill in the amount of $528,000. Based on the Company’s fair value of the entity determination at an interim period during 2005, utilizing the expected net present value of future cash flows, it was determined that goodwill was impaired.

7.     Product Development Expenses

Product development expenses are summarized as follows (in thousands):
	Year ended December 31,
	2005	2004	2003

Total development expenses	$632	$1,282	$3,384
Less: Additions to capitalized software
development before amortization	-	94	2,035
Product development expenses	$632	$1,188	$1,349

The activity in the capitalized software development account is summarized as follows (in thousands):

	Year ended December 31,
	2005	2004	2003

Balance at beginning of year, net	$1,095	$2,966	$2,041
Additions	-	94	2,035
Amortization expense	(732)	(1,254)	(1,110)
Write-off of discontinued products prior to release	-	(136)	-
Write-off of discontinued product	-	(575)	-
Balance at end of year, net	$363	$1,095	$2,966

During the fourth quarter of 2004, a decision to no longer market one product and discontinue development of two other products resulted in a write-off of $711,000 of previously capitalized software development costs which is reflected in cost of software revenue in the Company’s consolidated financial statements.

8.     Borrowings

On July 29, 2003, the Company signed a “Revolving Credit Facility” loan with RBC Centura whereby the Company could borrow up to $1,000,000. The Company had borrowings of $500,000 against the line of credit as of December 31, 2003. The Revolving Facility accrued interest at a variable rate equal to the one month London Interbank Offered Rate (LIBOR) plus 300 basis points, or the “RBC Centura Prime Rate” plus 0.50%, at Borrower’s option. The assets of the Company secured the loan. The Company had to comply with certain financial covenants per the terms of the agreement.

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

The Company repaid its $500,000 of borrowings under the line of credit in full on December 30, 2004 and, on March 1, 2005, cancelled the Revolving Credit Facility. The Company currently carries no debt.

9.     Shareholders’ Equity

Preferred Stock
During June 2004, the Company issued 7,000 shares of Series D Convertible Preferred Stock in a private placement. The Company received $700,000 in gross proceeds and incurred approximately $22,000 in expenses related to this offering. The Preferred Stock has voting rights and accumulates dividends at an annual rate of 9%, payable monthly in cash or shares of common stock, and is convertible at the holder’s option into Common Stock of the Company at any time after June 15, 2005, at a conversion rate of $3.00 per share of Common Stock. The Series D Convertible Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series A Convertible Preferred, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends. At December 31, 2005, there were 7,000 shares of Series D Preferred Stock outstanding and $5,250 of dividends payable related to this offering. Net loss applicable to common shareholders included a year to date charge of approximately $63,000 and $34,000 in dividends related to the Series D Convertible Preferred Stock for the years ending December 31, 2005 and 2004, respectively.

In September 2001, 16,667 shares of the Company’s Series C Convertible Preferred Stock were issued. The Series C Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly and are convertible into Common Stock of the Company at anytime at a conversion rate of $1.80 per share of Common Stock. The Preferred Stock has a liquidation preference of $75 per share plus all accrued and unpaid dividends. The Company incurred $119,000 in legal fees and cost related to the special proxy mailing associated with this offering. These costs were netted from the proceeds received for the stock. In 2003, 2,000 shares of this offering were converted to 83,333 shares of Common Stock and in 2002, 4,667 shares of this offering were converted to 194,458 shares of Common Stock pursuant to the original terms of the Preferred Stock. At December 31, 2005, there were 10,000 shares of Series C Preferred Stock outstanding and $5,625 of dividends payable related to this offering. Net income/(loss) applicable to common shareholders included a year to date charge of approximately $68,000, $68,000 and $68,000 in dividends related to the Series C Convertible Preferred Stock for years ending December 31, 2005, 2004 and 2003, respectively.

In November 2000, the Company issued 7,020 shares of Series B Convertible Preferred Stock in a private placement. The Company received $702,000 in November 2000 related to this offering. The Series B Convertible Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company, at a conversion rate of $8.10 per share of Common Stock. The Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series A Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends. At December 31, 2005, there were 7,020 shares of Series B Preferred Stock outstanding and $5,266 in dividends payable related to this offering. Net income/(loss) applicable to common shareholders included a year to date charge of approximately $63,000 per year in dividends related to the Series B Convertible Preferred Stock for years ending December 31, 2005, 2004, and 2003.

During the second quarter of 1999, the Company issued 20,000 shares of Series A Convertible Preferred Stock in a private placement. The Company received $2,000,000 related to this offering. The Series A Convertible Preferred Stock has voting rights and accumulates dividends at a rate of 9% payable in cash monthly, effective January 2002, and is convertible into Common Stock of the Company, at a conversion rate of $6.18 per share of Common Stock. The Preferred Stock has a liquidation preference of $100 per share plus all accrued and unpaid dividends but ranks junior to the Company’s Series C Convertible Preferred Stock with respect to payment upon liquidation and dividends. During 2000, 10,000 shares of this offering were converted to 161,812 shares of Common Stock pursuant to the original terms of the Preferred Stock. At December 31, 2005, there were 10,000 shares of Series A Convertible Preferred Stock outstanding and $7,500 dividends payable related to this offering. Net income/(loss) applicable to common shareholders included a year to date charge of $90,000 per year in dividends related to the Series A Convertible Preferred Stock for years ending December 31, 2005, 2004, and 2003.

10.    Income Taxes

Income tax amounts are presented based on continuing operations.

The components of the provision/(benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Current	$-	$-	$-

Deferred	329	(941)	338

Change in valuation allowance	(329)	941	(338)
	$-	$-	$-

The difference between the provision for income taxes at the approximate statutory income tax rate of 34% and the Company's effective tax rate is as follows:

	Year ended December 31,
	2005	2004	2003

Statutory income taxes	-34.0%	-34.0%	-34.0%
State income taxes	-4.0%	-4.0%	-4.0%
Change in valuation allowance	38.0%	38.0%	38.0%
	0.0%	0.0%	0.0%

At December 31, 2005 and 2004, deferred tax (assets) liabilities are comprised of the following
(in thousands):

	Year ended
	December 31,
	2005	2004
Gross deferred tax liabilities
Capitalization of software development costs	$124	$374
Depreciation	91	150
Other	-	-
	215	524
Gross deferred tax assets
Net operating loss carryforwards	(9,095)	(9,073)
Tax credit carryforwards	(83)	(83)
Allowance for doubtful accounts receivable	(14)	(16)
	(9,192)	(9,172)
Valuation allowance	8,977	8,648
	(215)	(524)
Net deferred tax assets	$-	$-

The Company has general business tax credit carryforwards of approximately $245,000 which will expire in years 2008 through 2011. At December 31, 2005 the Company has U.S. net operating loss carryforwards of approximately $23,300,000 which expire in years 2009 through 2019.

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

11.  Stock Option Plans

In February of 1993, the Board of Directors adopted a Stock Option Plan (the “Option Plan”). In May of 2005, the shareholders of Firstwave approved the 2005 Stock Incentive Plan for the Company (the “Incentive Plan”). The Incentive Plan permits the grant and issuance of both incentive and non-qualified stock options to purchase Common Stock, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company (the “Awards”). The total number of shares that may be issued pursuant to the Incentive Plan shall not exceed 300,000 shares plus all shares that were reserved for issuance under the Option Plan which had not been issued. The Incentive Plan provides for the grant of Awards representing up to 816,667 shares of Common Stock. Pursuant to the terms of the Incentive Plan, the Compensation Committee of the Board of Directors is authorized to grant options to employees and directors of the Company who are eligible to receive options under the Incentive Plan. The Compensation Committee is further authorized to establish the exercise price, which for incentive stock options will be equal to the fair market value of the stock at the date of grant. Options generally vest over a four-year period from date of grant. In the second quarter of 2005, the Board of Directors of the Company voted to immediately vest all outstanding unvested options held by employees and directors of the Company. Options expire ten years after the date of grant.

At December 31, 2005, 483,081options were available for grant and 333,586 options were outstanding related to the Incentive Plan.

A summary of stock option activity is as follows:

		Exercise	Weighted	Weighted
		Price	Avg Exercise	Average
	Shares	Per Share	Price	Fair Value
		$	$	$

Outstanding at December 31, 2002	356,598	.95 - 16.50	5.93

Granted	219,734	5.50 - 16.50	9.87	8.61
Exercised	(56,311)	.95 - 11.25	4.15
Canceled or expired	(135,192)	.95 - 16.50	6.63

Outstanding at December 31, 2003	384,829	1.32 - 16.50	8.21

Granted	312,000	2.24 - 5.59	3.81	3.23
Exercised	(2,292)	1.38 - 4.05	2.11
Canceled or expired	(114,925)	1.38 - 15.92	7.39

Outstanding at December 31, 2004	579,612	1.32 - 16.50	6.02

Granted	207,500	1.47 - 1.71	1.53	1.53
Exercised	(16,051)	1.58 - 2.72	2.18
Canceled or expired	(437,475)	1.38 - 15.92	6.32

Outstanding at December 31, 2005	333,586	1.32 - 16.50	3.02

		Weighted
		Avg Exercise
Options exercisable	Shares	Price
		$
at December 31, 2005	333,586	3.02
at December 31, 2004	310,822	5.19
at December 31, 2003	118,860	7.52

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

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Outstanding	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2005	Life (years)	Price	2005	Price
$ 1.32 - $ 2.84	282,084	9.17	$1.97	282,084	$1.97
$ 2.85 - $ 7.71	29,168	4.88	6.47	29,168	6.47
$ 7.72 - $16.50	22,334	3.24	11.83	22,334	11.83
$ 1.32 - $16.50	333,586	8.40	3.02	333,586	3.02

12. Commitments and Contingencies

As of December 31, 2005, the Company's headquarters and principal operations were located in approximately 1,668 square feet of office space under a sublease with M-1 Global in metropolitan Atlanta, Georgia. The sublease expires on October 31, 2006. The total amount of base rent is $12 annually and is recorded as rent expense. At December 31, 2005, the company had no material future rental commitments for noncancelable leases.

Net rent expense under this and previous agreements were approximately $196,000, $628,000, and $495,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent expense for the twelve months ending December 31, 2005 was reduced primarily due to the Company’s evaluation of its future lease commitments in its Atlanta, Georgia office on December 31, 2004. The Company determined that it was using approximately 7,000 square feet of the 16,995 square feet leased through October 31, 2005. The remaining 9,995 square feet were not used by the Company and would provide no economic benefit for the remaining term of the lease. In accordance with SFAS No. 146, the Company accrued $153,000 representing the remaining rent expense relating to the 9,995 square feet ($218,000) net of estimated potential sublease rental income ($65,000).

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc. (“M1 Global”), an Atlanta-based technology company. Under the terms of the agreement, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global will be a non-exclusive reseller of Firstwave products. For these services, Firstwave will retain all maintenance revenues during the term of this agreement and pay M1 Global as follows:

Year ending	Annual
December 31,	Fees

2006	$617
2007	617
2008	463
$1,697

The Company may be subject to legal proceedings and claims, which may arise, in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially effect the financial position of the Company.

13. Employee Benefit Plans

401(k) Plan
Effective August 1, 1990 the Company established a defined contribution plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees and their beneficiaries. Employees may elect to contribute up to 100% of their annual compensation to the 401(k) Plan, subject to Internal Revenue Service annual contribution limits. For each payroll period, the Company matches 30% of the lesser of (1) the participants' contribution or (2) 7.5% of the participants' compensation. In addition, the Company may make discretionary annual contributions. For the years ended December 31, 2005, 2004, and 2003, the Company made matching contributions of approximately $32,000, $46,500and $55,000, respectively, to the 401(k) Plan and no discretionary contributions were made.

Employee Stock Purchase Plan
The Company has reserved 40,000 shares of common stock for issuance under its Employee Stock Purchase Plan ("ESPP"), which was effective January 31, 1995. The ESPP was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base earnings each quarter for an option to purchase the Company's common stock. Effective April 1, 1998, the exercise price is 85% of the fair market value of the common stock on the last business day of each quarter. No compensation expense is recorded in connection with this plan. During 2005 and 2004, 1,547 and 745 shares, respectively, were issued under the ESPP. At December 31, 2005, 24,596 shares had been issued cumulatively under the plan, and there were no options to purchase outstanding.

14.   Segment Information

Management believes that the Company has only a single segment consisting of software sales with related services and support. The information presented in the consolidated statement of operations reflects the revenues and costs associated with this segment that management uses to make operating decisions and assess performance.

15.   Related Party Transactions

The Chairman and Chief Executive Officer of the Company is paid $16,875 monthly for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock. He was paid $202,500 annually in dividends during 2005, 2004 and 2003, and $16,875 was accrued but not paid at December 31, 2005 and 2004.

The former President and Chief Operating Officer of the Company participated in the Series D Convertible Preferred Stock offering during June 2004 purchasing 300 shares of Series D Convertible Preferred Stock for a total investment of $30,000. He is paid monthly dividends of $225, with approximately $2,700 paid during 2005, $1,200 paid during 2004 and $225 has been accrued but not paid at December 31, 2005. In addition, he is the current General Manager of First Sports, the buyer of the Company’s UK Subsidiary detailed in Item 8, Note 4, “Discontinued Operations.”

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A.   Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-K, the Company’s Chairman and Chief Executive Officer and Principal Financial Manager believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings.

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

Item 9B.   Other Information
None

PART III

Item 10.   Directors and Executive Officers of the Registrant.
The information required by this item is incorporated by reference to information under the captions “Corporate Governance and Board Matters,” “Proposal 1 - Election of Directors,” “Executive Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2006.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees. The Code of Business Conduct and Ethics is posted on the Company’s web site at www.firstwave.net under the caption “Codes and Charters” under “Investor Relations.”

Item 11.   Executive Compensation.
The information required by this item is incorporated by reference to information under the captions “Corporate Governance and Board Matters,” “Proposal 1 - Election of Directors,” “Executive Compensation” (excluding the section entitled “Certain Relationships and Related Transactions”), and “Stock Performance Graph” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2006.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to information under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2006.

Item 13.   Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference to information under the caption "Executive Compensation - Certain Relationship and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2006.

Item 14.   Principal Accounting Fees and Services
The information required by this item is incorporated by reference to information under the caption "Independent Accountants” in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2006.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this report:

1.    Financial Statements
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheet at December 31, 2005 and December 31, 2004
•	Consolidated Statement of Operations for the three years ended December 31, 2005
•	Consolidated Statement of Changes in Shareholders' Equity for the three years ended December 31, 2005
•	Consolidated Statement of Cash Flows for the three years ended December 31, 2005
•	Notes to Financial Statements

2.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55939)).
3.3	Articles of Amendment dated April 26, 1999 setting forth the designation of the Series A Redeemable Preferred Stock.
3.4	Articles of Amendment dated November 15, 2000 setting forth the designation of the Series B Redeemable Preferred Stock.
3.5	Articles of Amendment dated July 18, 2001 setting forth the designation of the Series C Convertible Preferred Stock (4)
3.6	Articles of Amendment dated September 7, 2001 setting forth certain revisions to Series A and Series B Convertible Preferred Stock. (4)
3.7	Articles of Amendment dated September 12, 2001 setting forth the one-for-three reverse stock split. (4)
3.8	Articles of Amendment dated June 11, 2004 setting forth the designation of the Series D Convertible Preferred Stock (5)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of the Company defining rights of holders of Common Stock of the Company.
4.9	Second Amendment to the Firstwave Technologies, Inc. 1993 Stock Option Plan (12)
4.10	Third Amendment to the Firstwave Technologies, Inc. 1993 Stock Option Plan
4.11	Fourth Amendment to the Firstwave Technologies, Inc. 1993 Stock Option Plan
4.14	Second Amendment to the Firstwave Technologies, Inc. Employee Stock Purchase Plan
4.15	Third Amendment to the Firstwave Technologies, Inc. Employee Stock Purchase Plan
4.16	Fourth Amendment to the Firstwave Technologies, Inc. Employee Stock Purchase Plan
10.1	Form of Series D Convertible Preferred Stock Purchase Agreement (16)
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
10.17
Seventh Amendment to Lease Agreement dated as of January 20, 1998 between the Company and State of California Public Employees Retirement System relating to the Company’s principal offices located at 2859 Paces Ferry Road, Atlanta, GA.(6)

10.18
Eighth Amendment to Lease Agreement dated as of May 8, 1998 between the Company and State of California Public Employees Retirement System relating to the Company's principal offices located at 2859 Paces Ferry Road, Atlanta, GA. (5)

10.19
First Amendment to Firstwave Technologies, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-8 Registration No. 333-55939)). (7)

10.20
First Amendment to Firstwave Technologies, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 (Registration No. 333-55971)). (7)

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

10.27	Software License Agreement dated July 25, 2001, by and between Firstwave Technologies U.K. Limited and Electronic Data Systems Ltd.(10)
10.28	Software Development and License Agreement dated December 23, 2002, by and between The Football Association Limited and Firstwave Technologies U.K. Ltd. (10)(11)
10.29	Software License Agreement dated September 2, 2002, between The Football Association and Firstwave Technologies U.K. Limited. (10)
10.30
Letter Amendment dated February 10, 2004 amending the Software Development and License Agreement dated December 23, 2002, by and between the Football Association Limited and Firstwave Technologies U.K. Ltd.(14)

10.30	Secured Loan Agreement in the amount of up to $1,000,000 dated July 29, 2003 by the Company in favor of RBC Centura (13)
10.31	Commercial Promissory Note in the amount of up to $1,000,000 dated July 29, 2003 by the Company in favor of RBC Centura (13)
10.33	Waiver and First Amendment to Secured Loan Agreement dated July 29, 2003, by the Company in favor of RBC Centura (14)
10.34	Second Amendment of Loan Agreement and Revolving Line of Credit Note by and between Firstwave Technologies, Inc. and RBC Centura Bank. (15)
10.35	Company 2005 Stock Incentive Plan (19)
10.36	License Agreement dated September 30, 2005 between the Company and M1 Global Solutions, Inc. (20)
10.37	OEM/Outsourcing Agreement dated October 10, 2005 between the Company and M1 Global Solutions, Inc. (20)

10.38	Stock Purchase Agreement dated June 3, 2005 between the Company and AllAboutTickets, LLC. (21)
10.39	License Agreement dated June 3, 2005 between the Company, Firstwave Technologies UK Ltd, and AllAboutTickets, LLC. (21)
10.40	Sublease Agreement dated October 24, 2005 between the Company and M1 Global Solutions, Inc. (22)
14.1	Firstwave Technologies, Inc. Code of Business Conduct and Ethics (17)
21.1	Subsidiaries of the Company. (18)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to exhibit of the same number in the Company’s Registration Statement on Form S-1 (Registration No. 33-57984).
(2)	Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1993.
(3)	Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1994.
(4)	Incorporated by reference to exhibits of the Company’s Definitive Proxy Statement dated August 17, 2001 for special meeting of Shareholders held on September 7, 2001.
(5)	Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on June 18, 2004.
(6)	Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1998.
(7)	Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1997.
(8)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
(9)	Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 1999.
(10)	not used
(11)	Incorporated herein by reference to exhibits attached to the Company’s Registration Statement on Form S-3 filed with the Commission March 18, 2003.
(12)
Confidential treatment has been requested with respect to portions of this document pursuant to Rule 406 of the Securities Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

(13)	Incorporated herein by reference to exhibits attached to the Company’s Registration Statement on Form S-8 filed with the Commission February 9, 2004.
(14)	Incorporated herein by reference to exhibits attached to the Company’s Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated herein by reference to exhibits attached to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Incorporated herein by reference to exhibits attached to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(17)	Incorporated herein by reference to exhibits attached to the Company’s Current Report on Form 8-k filed with the Commission on June 14, 2004.
(18)	Incorporated herein by reference to exhibit of the same number in the Company’s Form 10-K for the year ended December 31, 2003.
(19)	Incorporated herein by reference to Annex A filed as part of the Company’s Definitive Proxy Statement dated May 6, 2005 for Special Meeting of Shareholders held on May 31, 2005.
(20)	Incorporated herein by reference to exhibits attached to the Company’s current report on Form 8-K filed with the Commission on October 14, 2005.
(21)	Incorporated herein by reference to exhibits attached to the Company’s current report on Form 8-K filed with the Commission on June 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firstwave Technologies, Inc.

Date: March 29, 2006	By: /s/ Richard T. Brock
Richard T. Brock Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2006	/s/ Richard T. Brock
Richard T. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2006	/s/ David Kane
David Kane
Principal Financial and Accounting Officer

Date: March 29, 2006	/s/ Roger A. Babb
Roger A. Babb
Lead Director

Date: March 29, 2006	/s/ I. Sigmund Mosley, Jr.
I. Sigmund Mosley, Jr.
Director

Date: March 29, 2006	/s/ John N. Spencer, Jr.
John N. Spencer, Jr.
Director