Form 10-Q
period 2006-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2006-05-15
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2006

COMMISSION FILE NUMBER 0-21202

FIRSTWAVE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1588291
(State of incorporation)	(IRS Employer ID #)

5775 Glenridge Drive NE
Bldg E, Suite 400
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
Yes X   No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer__    Accelerated filer __    Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of May 10, 2006:

Common Stock, no par value   2,778,302 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March 31, 2006

Index

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - December 31, 2005	3
	And (unaudited) March 31, 2006

	Condensed Consolidated Statements of Operations (unaudited) - For	4
	the Three Months Ended March 31, 2005 and 2006

	Condensed Consolidated Statement of Changes in Shareholders' Equity	5
	(unaudited) - For the Three Months Ended March 31, 2006

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the	6
	Three Months Ended March 31, 2005 and 2006

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of	13
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II.	Other Information	16

Item 6.	Exhibits	17

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$360	$409
Accounts receivable: less allowance for
doubtful accounts of $43 and $29, respectively	399	251
Note receivable, current	300	300
Prepaid expenses	475	400
Total current assets	1,534	1,360

Property and equipment, net	82	67
Investments	50	28
Software development costs, net	363	205
Intangible assets	572	514
Goodwill	593	593
Note receivable	1,065	1,086
Total assets	$4,259	$3,853

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$302	$288
Deferred revenue	1,117	965
Accrued employee compensation and benefits	99	27
Dividends payable	46	46
Other accrued liabilities	32	15
Total current liabilities	1,596	1,341

Shareholders' equity	2,663	2,512
Total liabilities and shareholders' equity	$4,259	$3,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2005	2006
Net Revenues
Software	$82	$47
Services	200	94
Maintenance	579	458
Other	20	-
	881	599
Cost and Expenses
Cost of revenues
Software	204	172
Services	223	3
Maintenance	79	178
Other	13	-
Sales and marketing	164	53
Product development	194	77
General and administrative	387	253
	1,264	736

Operating loss	(383)	(137)

Interest income	60	21
Loss from continuing operations before income taxes	(323)	(116)

Income taxes	-	-
Loss from continuing operations	(323)	(116)

Loss from discontinued operations	(427)	-

Net Loss	(750)	(116)

Dividends on preferred stock	(71)	(71)

Net loss applicable to common shareholders	$(821)	$(187)

Income/(Loss) per common share - Basic and Diluted
Income/(Loss) from continuing operations	$(0.14)	$(0.06)
Income/(Loss) from discontinued operations	(0.16)	-
Net income/(loss) per common share	$(0.30)	$(0.06)

Weighted average shares - Basic and Diluted	2,694	2,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Three Months Ended March 31, 2006

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	loss	Deficit	Total

Balance at December 31, 2005	2,729,135	$13	34,020	$3,011	$25,269		$(16)	$(25,614)	$2,663

Exercise of common stock options	39,167				58				58

Dividends					(71)				(71)

Comprehensive loss
Net loss						$(116)		(116)	(116)
Unrealized loss on equity securities: available-for-sale						(22)	(22)		(22)
Comprehensive loss						$(138)

Balance at end of period	2,768,302	$13	34,020	$3,011	$25,256		$(38)	$(25,730)	$2,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2005	2006

Cash flows provided by/(used in) operating activities	$(529)	$62

Cash flows from investing activities
Purchases of property and equipment	(10)	-
Acquisition of Connect Care	16	-
Net cash provided by/(used in) investing activities	6	-

Cash flows from financing activities
Proceeds from issuance of common stock	2	58
Payment of dividends on preferred stock	(71)	(71)
Net cash used in financing activities	(69)	(13)

Foreign currency translation adjustment	148	-

Increase/(Decrease) in cash and cash equivalents	(444)	49
Cash and cash equivalents, beginning of period	1,286	360
Cash and cash equivalents, end of period	$842	$409

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-

Cash paid for interest	$26	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

1.	Description of Business, Basis of Presentation and subsequent event

Description of the Company
Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of strategic customer relationship management (“CRM”) solutions specifically designed for the High Technology industry. Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

On June 3, 2005, Firstwave entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) now doing business as First Sports International. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company, located at The Pavillion, 1 Atwell Place, Thames Ditton, Surrey, England, KT7 ONF (the “Target”). The Company has also entered into a License Agreement (the “License Agreement”) with Buyer and Target, dated June 3, 2005, pursuant to which it granted to Buyer a non-exclusive, non-transferable, non-assignable, limited worldwide and revocable license to use, modify, recompile, reproduce, distribute and maintain the object code version of certain portions of its software and the Source Code materials relating to that software for use only in the “sports industry,” as defined in the License Agreement. Both the Stock Purchase Agreement and the License Agreement were filed with the Securities and Exchange Commission as Exhibits to Form 8-K on June 9, 2005. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited condensed consolidated financial statements.

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

Subsequent Event
Effective May 2, 2006, the Company entered into an Intellectual Property Assignment Agreement (“Agreement”) with Galactus Software LLP (“Galactus”), a technology company located in Cape Coral, Florida. Under the terms of the Agreement, Galactus is assigned ownership of the .Net Integrated Development Environment (“IDE”) that the Company developed for use in writing applications for the CRM Market. The Agreement also grants to Firstwave the exclusive rights to continue using the software in the CRM Market. The purchase price for the assignment was $500,000, paid by cashier’s check on May 2, 2006. The Agreement was filed with the Securities and Exchange Commission under Form 8-K on May 5, 2006.

The condensed consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Connect-Care, Inc., and, where appropriate, its former subsidiary, Firstwave Technologies UK, Ltd., up until the effective date (May 1, 2005) of its sale. All intercompany transactions and balances have been eliminated in consolidation.

2.	Use of Estimates and Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates that require management’s judgment include revenue recognition, accounts receivable reserve, valuation of long-lived assets and intangible assets, and goodwill. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. All accounting estimates and the basis for these estimates are discussed among the Company’s senior management and members of the Audit Committee. Actual results could differ from those estimates.

Critical Accounting Policies
The Company believes that the following accounting policies are critical to understanding the condensed consolidated financial statements:
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

The Company’s products are licensed on a per-user model, except for hosting services. License revenues under the per-user model are recognized under the Company’s revenue recognition polices when revenue recognition criteria are met. Hosting services are priced as a monthly or yearly fixed amount based upon number of users, and are recognized ratably by month over the period of service. Hosting services revenues are consolidated into services revenues.

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

The revenue for the customization or implementation services is recognized as the services are provided and earned. Revenue is allocated to software and services based on vendor specific objective evidence of fair values. Because the software is a stand-alone product that can be used for the customer’s purpose upon installation, and because any services performed have insignificant effect on the functionality of the software, services revenues are accounted for separately.

The Company has not recorded any unbilled receivables related to implementation and customization service revenues, and the Company has accounted for any implementation and customization service revenues that have been billed as the services were performed.

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

Software development costs
Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards 86 (“SFAS 86”), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of such costs begins only upon establishment of technological feasibility as defined in SFAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product. Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language. In this case, as the version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

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

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the first quarter of 2006 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

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

	December 31, 2005	March 31, 2006
Argos, Ltd	16.4%	0.0%
Barclaycard IT	10.0%	0.0%
CapGemini UK	14.2%	21.2%
Delmia	0.0%	15.0%
M1 Global Solutions	10.9%	0.0%
Quovadx, Inc.	0.0%	12.2%

Significant Customers
For the three months ended March 31, 2005 and 2006, none of our customers contributed more than 10% of total revenue.

For a more detailed description of the information above, see the discussion under the heading “Results of Operations” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Shown below is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations. (in thousands, except per share data):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2005			March 31, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(750)			$(116)
Less: Preferred Stock Dividends	(71)			(71)

Basic EPS
Loss applicable to common shareholders	$(821)	2,694	$(0.30)	$(187)	2,734	$(0.06)

Effect of Dilutive Securities (1)
Warrants		19			-
Convertible Preferred Stock	71	898		71	898
Stock Options		4			28
	71	921		71	926
Diluted EPS
Loss applicable to common shareholders	$(821)	2,694	$(0.30)	$(187)	2,734	$(0.06)

(1) Not included because anti-dilutive

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

Segment reporting
Management believes that the Company has only a single segment consisting of software sales with related services and support. The information presented in the unaudited condensed consolidated statement of operations reflects the revenues and costs associated with this segment that management uses to make operating decisions and assess performance.

4.	Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC (“Buyer”), now doing business as First Sports International, that is detailed under Note 1, Basis of Presentation. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The total price for the stock purchase transaction was $2,214,000, of which $256,000 in cash was received at closing, $1,620,000 is due under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years, and $338,000 is due as software revenues are achieved by the Buyer which will reimburse the Company for certain prepaid royalties.

As of March 31, 2006, the remaining balance of the promissory note is $1,550,000 and is payable in installments. The short-term portion of the note, $300,000, is payable prior to March 31, 2007, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note, $1,250,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note, and such amounts will be applied to the uncollected balance of the note receivable. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through March 2006, $69,000 was amortized, resulting in a balance of $164,000 in imputed interest as of March 31, 2006.

The sale of the UK subsidiary included $79,000 of total assets, consisting of accounts receivable, prepaid assets, furniture and equipment. The total liabilities sold were $67,000, consisting of accounts payable, taxes payable, benefits payable and deferred revenue. There was no activity from discontinued operations for the first three months of 2006 and a loss of $427,000 for the three months of 2005. There were no revenues from discontinued operations for the three months ended March 31, 2006, and $289,000 for three months ended March 31, 2005.

As a result of the sale of the UK Subsidiary, the Company recognized a pre-tax gain of $327,000 in the second quarter of 2005.

5.	Goodwill and Intangibles

In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing, the first phase screens for impairment, while the second phase (if necessary) measures the impairment.

As of March 31, 2006, the Company had $514,000 of Intangible Assets and $593,000 of Goodwill as a result of acquisitions in 1998 and 2003, after subsequent amortization expense and impairment charges. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the first quarter of 2006 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

The weighted average amortization period for the intangible assets with finite useful lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above-mentioned intangible assets relating to the acquisitions effective April 1, 2003.

The following table presents details of intangible assets with finite lives (in thousands):

	December 31, 2005		March 31, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$275	$300	$300
Connect-Care Customer Relationships	900	354	900	386
Total	$1,200	$629	$1,200	$686

Aggregrate Amortization Expense
For the Three months ended March 31, 2006	$57

Estimated Amortization Expense
For year ended December 31, 2006	$154
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129
For year ended December 31, 2009	$129
For year ended December 31, 2010	$30

6.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and outside consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company elected the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006,

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Compensation expense is recognized ratably over the period of vesting. Compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will be recognized using the straight-line method.

Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 1 23. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

7.	Borrowings

On the balance sheet dates of December 31, 2005 and March 31, 2006, the Company had no borrowings.

8.	Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, was paid dividends of $675 in the first quarter of 2006 related to his $30,000 investment in Series D Convertible Preferred Stock from June of 2004. In addition, he is the General Manager of First Sports, the buyer of the Company’s UK Subsidiary as detailed above in Item 1, Basis of Presentation. The Chairman and CEO of the Company earned $50,625 in the first quarter of 2006 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

9.	Impact of Recently Issued Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This Report contains forward-looking statements that reflect management’s expectations, estimates, and projections for future periods based on information (financial and otherwise) available to management as of the end of the period covered by this Quarterly Report. These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”. Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed under the caption "Certain Factors Affecting Forward-Looking Statements" presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and other factors discussed in the Company’s press releases and other Reports filed with the Securities and Exchange Commission.

Overview

Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of strategic customer relationship management (“CRM”) solutions specifically designed for the High Technology industry. Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a licensing agreement with M1 Global Solutions, Inc. (“M1 Global”), an Atlanta-based technology company. Under the terms of the agreements, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global is a non-exclusive reseller of Firstwave products. Firstwave retains all maintenance revenues and pays to M1 Global $154,315 per quarter in consideration for M1 Global providing support services to Firstwave customers. The agreement also provides that M1 Global pays royalty commissions to Firstwave.

Effective May 2, 2006, the Company entered into an Intellectual Property Assignment Agreement (“Assignment Agreement”) with Galactus Software LLP (“Galactus”), a technology company located in Cape Coral, Florida. Under the terms of the Assignment Agreement, Galactus is assigned ownership of the .Net Integrated Development Environment (“IDE”) that the Company developed for use in writing applications for the CRM Market. The Assignment Agreement also grants to Firstwave the exclusive rights to continue using the software in the CRM Market. The purchase price for the assignment was $500,000, paid by cashier’s check on May 2, 2006.

Results of Continuing Operations

On June 3, 2005, Firstwave entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC doing business as First Sports International (“First Sports”). Under the terms of the Agreement, the Company sold to First Sports all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. The total purchase price for the shares of stock was $2,214,000, of which $256,000 was paid at closing, $1,620,000 is being paid pursuant to a promissory note and $338,000 is paid as software revenues are achieved to reimburse the Company for certain prepaid royalties. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. This Management’s Discussion and Analysis of Financial Condition and results of operations compares the Company’s results from continuing operations.

Total revenues decreased 32.0% from $881,000 in the first quarter of 2005 to $599,000 in the first quarter of 2006 primarily due to decreased software and services revenues.

Software revenues decreased 42.7% from $82,000 in the first quarter of 2005 to $47,000 in the first quarter of 2006. Our software revenues remain significantly dependent upon the size and timing of closing of license agreements. As a result of our relationship with M1 Global, we anticipate that nearly all of our software revenues will come from our 33% share of the software revenues received by M1 Global.

Services revenues decreased 53.0% from $200,000 in the first quarter of 2005 to $94,000 in the first quarter of 2006. This decrease is primarily the result of a focus on existing CRM customers while the M1 Global product is in development. As a result of our relationship with M1 Global, we anticipate that nearly all of our services revenues will come from our 20% share of the service revenues received by M1 Global. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 20.9% from $579,000 during the first quarter of 2005 to $458,000 in the first quarter of 2006. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. The decreases were primarily due to reduced renewals of maintenance agreements from existing customers and reduced new software licenses.

Cost of software revenues decreased 15.7% from $204,000 in the first quarter of 2005 to $172,000 in the first quarter of 2006. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. The decrease is primarily due to a decrease in amortization expense related to three product lines being fully amortized in 2005. Cost of software as a percentage of software revenues increased from 249% in the first quarter of 2005 to 366% in the first quarter of 2006, primarily due to lower software revenues during the quarter while the amortization expense included in costs of revenues remained consistent.

Cost of revenues for services decreased 98.7% from $223,000 in the first quarter of 2005 to $3,000 in the first quarter of 2006. The decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, as a result of the outsourcing agreement with M1 Global whereby M1 is providing the services to customers. As a result of our relationship with M1 Global, we anticipate that the cost of revenues for services will remain low as a result of the elimination of costs related to personnel. The cost of revenues for services as a percentage of services revenues decreased from 111.5% in the first quarter of 2005 to 3.2% in the first quarter of 2006.

Cost of revenues for maintenance increased 125.3% from $79,000 in the first quarter of 2005 to $178,000 in the first quarter of 2006. The increase is primarily the result of quarterly fees paid to M1 Global under the outsourcing arrangement for the support of our domestic customers, and the fees paid to First Sports for the support of our U.K. CRM customers. The cost of revenues for maintenance as a percentage of maintenance revenue increased from 13.6% in the first quarter of 2005 to 38.9% in the first quarter of 2006.

Sales and marketing expense decreased 67.7% from $164,000 in the first quarter of 2005 to $53,000 in the first quarter of 2006. The decrease is a result of decreases in payroll expenses associated with a reduction in the number of personnel, personnel costs, and telemarketing costs, as a result of the outsourcing agreement with M1 Global.

The Company’s product innovation and development expenditures decreased 60.3% from $194,000 in the first quarter of 2005 to $77,000 in the first quarter of 2006. The decreases are primarily related to decreases in payroll costs associated with staff reductions, and reductions associated with fewer outside contractors. No development costs were capitalized during the first quarters of 2005 or 2006. A net realizable analysis was performed at March 31, 2006 in accordance SFAS 86. It was determined that the unamortized capitalized software does not exceed its net realizable value; therefore, no impairment loss was recorded.

General and administrative expenses decreased 34.6% from $387,000 in the first quarter of 2005 to $253,000 in the first quarter of 2006. These changes were primarily due to reduced payroll costs associated with a reduction in personnel and decreased rent expense. As a result of our relationship with M1 Global, we anticipate that general and administrative expense will continue to decrease as a result of the reduced cost related to staffing and overhead.

Loss from discontinued operations was $427,000 for the first quarter of 2005. There was no activity from discontinued operations during the first quarter of 2006.

Dividends on preferred stock were unchanged at $71,000 in both the first quarter of 2005 and of 2006.

The above factors combined to result in an improvement in the net loss applicable to common shareholders from $821,000 in the first quarter of 2005 to $187,000 in the first quarter of 2006. Net loss per basic and diluted share was $0.30 for the first quarter of 2005 compared to a net loss of $0.06 per basic and diluted share for the first quarter of 2006. At March 31, 2005, the number of basic weighted average shares outstanding was 2,694,000 compared to 2,734,000 at March 31, 2006.

In the second quarter of 2005, the Board of Directors of the Company voted to immediately vest all outstanding unvested options held by employees and directors of the Company. Based on this decision, with no stock options granted in the first quarter of 2006, the non-monetary compensation expense required by SFAS 123(R) that commenced at the beginning of 2006 is zero for the three months ended March 31, 2006.

Balance Sheet
Net accounts receivable decreased 37.1% from $399,000 at December 31, 2005 to $251,000 at March 31, 2006, primarily due to lower software license and services revenues invoiced. Prepaid expenses decreased 15.8% from $475,000 at December 31, 2005 to $400,000 at March 31, 2006, primarily due to the amortization of prepaid expenses during the first quarter. Property and equipment decreased 18.3% from $82,000 at December 31, 2005 to $67,000 at March 31, 2006 as a result of year-to-date depreciation. Capitalized software development costs decreased 43.5% from $363,000 at December 31, 2005 to $205,000 at March 31, 2006 due to year-to-date amortization expense of $158,000. Intangible assets decreased 10.1% from $572,000 at December 31,2005 to $514,000 at March 31, 2006 due to $58,000 in year-to-date amortization expense.

As a result of the sale of the UK Subsidiary, a note receivable in the amount of $1,620,000 was received.  At March 31, 2006 the portion of the note payable prior to March 31, 2007 was $300,000 and is classified as a current asset on the Balance Sheet. The long-term portion of the note is $1,250,000, payable in installments, and is classified as a non-current asset on the Balance Sheet. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest, which was calculated at 8%, resulted in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through March of 2006, $69,000 has been amortized, resulting in a balance of $164,000 in imputed interest as of March 31, 2006.

Accounts payable decreased 4.6% from $302,000 at December 31, 2005 to $288,000 at March 31, 2006. Deferred revenue decreased 13.6% from $1,117,000 at December 31, 2005 to $965,000 at March 31, 2006 due to reductions in and the timing of billing for annual maintenance renewals. Accrued employee compensation and benefits decreased 72.7% from $99,000 at December 31, 2005 to $27,000 at March 31, 2006 primarily as a result of staff reductions. Other accrued liabilities decreased 53.1% from $32,000 at December 31, 2005 to $15,000 at March 31, 2006 primarily related to the reduction of sales tax is due to reduced revenues.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash and cash equivalents of $409,000, an increase of 13.6% from the cash and cash equivalents balance of $360,000 at December 31, 2005. The increase is primarily due to the elimination of certain expenses as a result of the outsourcing agreement with M1 Global, plus the exercise of outstanding stock options. The Company carries no debt.

On May 2, 2006, the Company received $500,000 in cash as payment for the assignment of its .Net Integrated Development Environment to Galactus Software LLP as required by the Intellectual Property Assignment Agreement signed by both parties. Details of the transaction are presented above in Item 1, Notes to the unaudited condensed consolidated financial statements; Note 1, Description of Business; Subsequent Events.

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

Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC (“Buyer”), now doing business as First Sports International, that is detailed under Note 1, Basis of Presentation. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Based on their most recent evaluation, which was completed in consultation with management as of the end of the period covered by the filing of this Form 10-Q, the Company’s Chairman and Chief Executive Officer and Principal Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

PART II. Other Information

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1	Licensing Agreement between Firstwave Technologies, Inc. and M1 Global Solutions, Inc. dated September 30, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 14, 2005).

Exhibit 10.2	OEM/Outsourcing Agreement between Firstwave Technologies, Inc. and M1 Global Solutions, Inc. Dated October 10, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 14, 2005).

Exhibit 10.3	Stock Purchase Agreement between Firstwave Technologies, Inc and AllAboutTickets, LLC dated June 3, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 9, 2005).

Exhibit 10.4
Intellectual Property Assignment Agreement between Firstwave Technologies, Inc and Galactus Software LLP effective May 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 5, 2006).

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

DATE: May 12, 2006
/s/ David G. Kane
David G. Kane
Controller
(Principal Financial Officer)