Form 10-Q
period 2006-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2006-08-14
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2006

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
Yes X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __  No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of August 11, 2006:

Common Stock, no par value  2,868,302 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended June 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	December 31,	June 30,
	2005	2006

ASSETS

Current assets
Cash and cash equivalents	$360	$916
Accounts receivable, less allowance for
doubtful accounts of $43 and $31, respectively	399	253
Note receivable, current	300	500
Prepaid expenses	475	616
Total current assets	1,534	2,285

Property and equipment, net	82	60
Investments	50	17
Software development costs, net	363	-
Intangible assets	572	482
Goodwill	593	593
Note receivable	1,065	537
Total assets	$4,259	$3,974

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$302	$49
Deferred revenue	1,117	911
Accrued employee compensation and benefits	99	45
Dividends payable	46	46
Other accrued liabilities	32	45
Total current liabilities	1,596	1,096

Shareholders' equity	2,663	2,878
Total liabilities and shareholders' equity	$4,259	$3,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
Net Revenues
Software	$91	$542	$173	$589
Services	177	20	377	114
Maintenance	506	396	1,085	854
Other	19	-	39	-
	793	958	1,674	1,557
Cost and Expenses
Cost of revenues
Software	211	212	415	385
Services	183	2	406	4
Maintenance	73	179	152	357
Other	11	-	24	-
Sales and marketing	178	28	342	81
Product development	194	73	388	150
General and administrative	390	210	776	463
	1,240	704	2,503	1,440

Operating Income (loss)	(447)	254	(829)	117

Interest income	7	27	67	49
Income (loss) from continuing operations before income taxes	(440)	281	(762)	166

Income taxes	-	-	-	-
Income (loss) from continuing operations	(440)	281	(762)	166

Loss from discontinued operations	(29)	-	(457)	-
Income on sale of discontinued operations	327	-	327	-
Income (loss) from discontinued operations	298	-	(130)	-

Net Income (loss)	(142)	281	(892)	166

Dividends on preferred stock	(71)	(71)	(142)	(142)

Net Income (loss) applicable to common shareholders	$(213)	$210	$(1,034)	$24

Income/(loss) per common share - Basic
Income/(loss) from continuing operations	$(0.19)	$0.08	$(0.33)	$0.01
Income/(loss) from discontinued operations	0.11	-	(0.05)	-
Net income/(loss) per common share- Basic	$(0.08)	$0.08	$(0.38)	$0.01

Income/(loss) per common share - Diluted
Income/(loss) from continuing operations	$(0.19)	$0.07	$(0.33)	$0.01
Income/(loss) from discontinued operations	0.11	-	(0.05)	-
Net Income/(loss) per common share - Diluted	$(0.08)	$0.07	$(0.38)	$0.01

Weighted average shares - Basic	2,710	2,784	2,698	2,749
Weighted average shares - Diluted	2,710	2,811	2,698	2,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Six Months Ended June 30, 2006

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income	loss	Deficit	Total

Balance at December 31, 2005	2,729,135	$13	34,020	$3,011	$25,269		$(16)	$(25,614)	$2,663

Exercise of common stock options	64,167				95				95
Issuance of common stock in exchange
for services rendered	65,000				127				127
Conversion of preferred stock	10,000		(300)	(30)	30				-
Dividends on preferred stock					(142)				(142)
Stock option expense					2				2
Comprehensive income
Net income						$166		166	166
Unrealized loss on equity securities: available-for-sale						(33)	(33)		(33)
Comprehensive income						$133

Balance at end of period	2,868,302	$13	33,720	$2,981	$25,381		$(49)	$(25,448)	$2,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2006

Cash flows provided by/(used in) operating activities	$(899)	$603

Cash flows from investing activities
Purchases of property and equipment	(13)	-
Sale of Sports Business	256	-
Net cash provided by investing activities	243	-

Cash flows from financing activities
Proceeds from options exercised	37	95
Payment of dividends on preferred stock	(125)	(142)
Net cash used in financing activities	(88)	(47)

Foreign currency translation adjustment	10	-

Increase/(decrease) in cash and cash equivalents	(734)	556
Cash and cash equivalents, beginning of period	1,286	360
Cash and cash equivalents, end of period	$552	$916

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash investing
and financing activities
Proceeds from issuance of common stock in
exchange for services rendered	$-	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

1.   Description of Business, Basis of Presentation and subsequent event

Description of the Company
Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of strategic customer relationship management solutions. Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

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

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc. (“M1 Global”), an Atlanta-based technology company. Under the terms of the agreement, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global will be a non-exclusive reseller of Firstwave products. Firstwave will retain all maintenance revenues and pay to M1 Global $154,315 per quarter in consideration for M1 Global providing support services to Firstwave customers. The agreement provides that M1 Global will also pay royalty commissions to Firstwave. Both the OEM/Outsourcing Agreement and the License Agreement were filed with the Securities and Exchange Commission under Form 8-K on October 14, 2005.(See subsequent event below)

On May 2, 2006, the Company completed an IP Assignment Agreement for its .Net Integrated Development Environment (“IDE”) tool with Galactus Software. Under the Agreement, Galactus assumes ownership of the IDE tool, while Firstwave has the exclusive right to use and license the software in the CRM Market. The purchase price for the assignment was Five Hundred Thousand Dollars ($500,000) and, as directed by the agreement, was paid by cashier’s check on the Assignment Effective Date of May 2, 2006. Complete details of the agreement were filed with the Securities and Exchange Commission under Form 8K on May 5, 2006.

On May 31, 2006, Firstwave entered into an agreement with ListK that granted Firstwave the right to use ListK’s marketing lists, custom marketing list generation capabilities, and email delivery capabilities in exchange for a royalty and services prepayment of $97,500 payable in unregistered Firstwave common stock. Fifty thousand shares of common stock were issued representing the royalty payment, calculated on the closing price of Firstwave stock at May 31, 2006, the contract closing date. Future royalty and service payments to ListK will be made partially in cash and partially in additional unregistered stock after the initial prepayment has been applied to amounts due for royalties and services delivered. As of June 30, 2006 there were no transactions with ListK that affected the royalty and service prepayments. Firstwave has no future performance commitments regarding the prepayment agreement.

The condensed consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Connect-Care, Inc., and, where appropriate, its former subsidiary, Firstwave Technologies UK, Ltd., up until the effective date (May 1, 2005) of its sale. All intercompany transactions and balances have been eliminated in consolidation.

Subsequent event
In July of 2006, M1 Global Solutions, Inc. (“M1 Global”) and Firstwave agreed to make changes to its OEM/Outsourcing Agreement signed October 10, 2005. The changes involve immaterial modifications to the parties’ relationship concerning the ongoing development, maintenance and support of Firstwave products, the quarterly payments from Firstwave in consideration of M1 providing support services to Firstwave’s customers, and the royalty payments from M1 Global to Firstwave.

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
•    Valuation of Intangible Assets

3.  Summary of Significant Accounting Policies

Revenue recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, and related interpretations.

Revenue from software product licenses is recognized upon shipment of the product when the Company has a signed contract, the fees are fixed and determinable, no significant obligations remain and collection of the resulting receivable is probable. The Company accrues for estimated warranty costs at the time it recognizes revenue.

The Company’s products are licensed on a per-user model, except for hosting services. License revenues under the per-user model are recognized under the Company’s revenue recognition polices when revenue recognition criteria are met. Hosting services are priced as a monthly or yearly fixed amount based upon number of users, and are recognized ratably by month over the period of service. Hosting services revenues are consolidated into services revenues on the Statements of Operations.

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

The revenue for the customization or implementation services is recognized as the services are provided and earned. Revenue is allocated to software and services based on vendor specific objective evidence of fair values. Because the software is a stand-alone product that can be used for the customer’s purpose upon installation and because any services performed have insignificant effect on the functionality of the software, services revenues are accounted for separately.

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

Software development costs
Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of such costs begins only upon establishment of technological feasibility as defined in SFAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product. Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language. In this case, as the version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

The Company evaluates the realizability of unamortized capitalized software costs at each balance sheet date. Software development costs which are capitalized are subsequently reported at the lower of unamortized cost or net realizable value. If the unamortized capitalized software cost exceeds the net realizable value of the asset, the amount would be written off accordingly. The net realizable value of the capitalized software development costs is the estimated future gross revenues of the software product reduced by the estimated future costs of completing and disposing of that product. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than three years. It is possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product, or both could be reduced due to changing technologies. The amortization of software development costs is presented as a cost of software revenue in the Company’s financial statements. There was no capitalized software development balance at June 30, 2006 due to year-to-date amortization expense and the assignment of the Net Integrated Development Environment Tool to Galactus in May 2006.

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the second quarter of 2006 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

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

	December 31, 2005	June 30, 2006
Argos, Ltd	16.4%	0.0%
Barclaycard IT	10.0%	13.5%
CapGemini UK	14.2%	0.0%
EDS	0.0%	11.8%
M1 Global Solutions	10.9%	17.1%
Northrop Grumman	0.17%	11.2%

Significant Customers
For the six months ended June 30, 2005, none of our customers contributed more than 10% of total revenue, and for the six months ended June 30, 2006; Galactus contributed 33% of our total revenues.

Basic and diluted net income (loss) per common share
Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock are included in the diluted earnings per share calculation when they are not antidilutive. Net income (loss) applicable to common shareholders includes a charge for dividends related to the Company’s outstanding preferred stock.

The potentially dilutive common shares relate to options granted under the Company’s stock compensation plans and convertible preferred shares. Weighted average options to purchase shares of common stock outstanding but not included in the computation of diluted EPS were 242,000 for the six month period ending June 30, 2005 and 136,000 for the six month period ending June 30, 2006. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Preferred shares convertible to shares of common stock outstanding but not included in the computation of diluted EPS were 898,000 for the six month period ending June 30, 2005 and 815,000 for the six month period ending June 30, 2006.

Shown below is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations. (in thousands, except per share data):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2006				June 30, 2006
	Income	Shares		Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)	Amount
Net income	$281				$166
Less: Preferred Stock Dividends	(71)				(142)
Basic EPS
Income applicable to common shareholders	$210	2,784		$0.08	$24	2,749	$0.01
Effect of Anti-Dilutive Securities
Convertible Preferred Stock	71	815			142	815
Effect of Dilutive Securities
Stock Options		27				27
Diluted EPS
Income applicable to common shareholders	$210	2,811		$0.07	$24	2,776	$0.01

(1) Not included because anti-dilutive

	For the Three Months Ended				For the Six Months Ended
	June 30, 2005				June 30, 2005
	Income	Shares		Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator	)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(142)				$(892)
Less: Preferred Stock Dividends	(71)				(142)
Basic EPS
Loss applicable to common shareholders	$(213)	2,710		$(0.08)	$(1,034)	2,698	$(0.38)
Effect of Dilutive Securities
Warrants		19				19
Convertible Preferred Stock	71	898			142	898
Stock Options		242				242
	71	1,159			142	1,159
Diluted EPS
Loss applicable to common shareholders	$(213)	2,710		$(0.08)	$(1,034)	2,698	$(0.38)

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

Segment reporting
Management believes that the Company has only a single segment consisting of software sales with related services and support. The information presented in the condensed consolidated statement of operations reflects the revenues and costs associated with this segment that management uses to make operating decisions and assess performance.

Cash and Cash Equivalents
Cash and cash equivalents include amounts on deposit with financial institutions and money market investments with original maturities of less than ninety days.

4.  Discontinued Operations
On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC (“Buyer”), now doing business as First Sports International, that is detailed under Note 1, Basis of Presentation. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The total price for the stock purchase transaction was $2,214,000, of which $256,000 in cash was received at closing, $1,620,000 is due under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years. The Company had previously prepaid $338,000 of royalties to a third party, the benefit of which was sold in the transaction and included in the purchase price. . The buyer is paying the company for the use of such prepaid royalties as software revenue is achieved by the buyer.

As of June 30, 2006, the remaining balance of the promissory note is $1,175,000 and is payable in installments. The short-term portion of the note, $500,000, is payable prior to June 30, 2007, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note, $675,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note and such amounts will be applied against the final payment due on the note. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through June 2006, $95,000 was amortized, resulting in a balance of $138,000 in unamortized discount as of June 30, 2006. As of June 30, 2006, the receivable from the buyer relating to the prepaid royalty balance sold was $227,385.

The sale of the UK subsidiary included $79,000 of total assets, consisting of accounts receivable, prepaid assets, furniture and equipment. The total liabilities sold were $67,000, consisting of accounts payable, taxes payable, benefits payable and deferred revenue. There was no activity from discontinued operations for the first six months ended June 30, 2006 and a loss of $457,000 for the six months ended June 30, 2005. As a result of the sale of the UK Subsidiary, the Company recognized a pre-tax gain of $327,000 in the second quarter of 2005.

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

As of June 30, 2006, the Company had $482,000 of Intangible Assets and $593,000 of Goodwill as a result of acquisitions in 1998 and 2003, after subsequent amortization expense and impairment charges. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the second quarter of 2006 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

The weighted average amortization period for the intangible assets with finite useful lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above-mentioned intangible assets relating to the acquisitions effective April 1, 2003.

The following table presents details of intangible assets with finite lives (in thousands):

	December 31, 2005		June 30, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$275	$300	$300
Connect-Care Customer Relationships	900	354	900	418
Total	$1,200	$629	$1,200	$718

Aggregrate Amortization Expense
For the Six months ended June 30, 2006	$89

Estimated Amortization Expense
For the six months ended December 31, 2006	$65
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129
For year ended December 31, 2009	$129
For year ended December 31, 2010	$30

6.  Stock-Based Compensation

Stock Incentive Plan
In May 2005 the shareholders of, Firstwave Technologies, Inc. approved the Company’s 2005 Stock incentive Plan which provides for the granting of options and other types of awards for shares of our Company’s common stock for the Company’s employees, directors, advisors and consultants. There was an aggregate of 580,758 shares remaining available for issuance under the Company’s stock incentive plan at June 30, 2006. Stock options granted to date generally have had an exercise price per share equal to the closing market value per share of the common stock on the day of the grant and expire in ten years from the date of grant. Some of these options become exercisable in annual increments over a four-year period beginning one year from the grant date while others became immediately exercisable upon their grant.

Accounting for Share-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), which requires the measurement of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant and recognition of compensation expense over the expected vesting period. We adopted SFAS 123(R) using the modified prospective transition method, and accordingly, prior period results have not been restated. Under the transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). No stock-based compensation expense related to stock options was recognized in the Statement of Operations for options granted during periods prior to January 1, 2006, as all stock options granted prior to such date were fully vested as of December 31, 2005. The Company did not grant any stock options during the three months ended March 31, 2006. Based on the above, in accordance with SFAS 123(R), no compensation expense was recorded in the three months ended March 31, 2006. During the three months ended June 30, 2006, the Company granted 22,000 stock options, resulting in option compensation expense of $38,696 over the vesting period of the options of which $2,400 was recorded during the three months ended June 30, 2006. The recorded compensation expense did not have an impact on basic or diluted earnings per share for the six and three months ended June 30, 2006. The Company does not anticipate the recognition of compensation expense under SFAS 123R in future periods for options currently outstanding to have a material impact on its results of operation or financial position.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility of 123.45%, an interest rate at date of grant of 5.10%, and an expected life of 6 years were used for calculating the fair value of the options granted during the three months ended June 30, 2006.

Effective January 1, 2006, expected volatilities are based on historical volatility of our stock. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The interest rate is based on the U.S. Treasury rates. Using these assumptions, the weighted average fair value of the stock options granted during the three months ended June 30, 2006 is $38,696. The total value of the award is expensed on a straight line basis over the vesting period. As of June 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $36,696 and is expected to be recognized over a weighted average period of 4 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No FAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have adopted the transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation expense. We use the “with and without” approach, which compares the actual income taxes payable for the period to the amount of tax payable that would have been incurred absent the deduction for employee share-based awards in excess of the amount of compensation expense recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based awards in excess of expense recognized for financial reporting are considered utilized before the current period’s share-based compensation expense deduction. As a result of this accounting treatment, no tax expense was recorded during the three months ended June 30, 2006. Stock compensation expense reduced net income before taxes by $2,400 and is recorded directly to Additional Paid in Capital. After all tax net loss carryforwards are utilized, we will incur an income tax benefit which will be credited to equity.

For periods prior to January 1, 2006, SFAS 123 required disclosure of the pro forma amount of net income and per share amounts including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the six and three months ended June 30, 2005 had the Company recognized fair value compensation costs for the period:

	For the Six Months Ended	For the Three Months Ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)

Net loss applicable to common
shareholders, as reported	$(1,034)	$(213)

Stock based employee compensation, net of related
tax effects under the fair value based method	542	522

Net loss applicable to common
shareholders, as adjusted	$(1,576)	$(735)
Loss per share:
Basic - as reported	$(0.38)	$(0.08)
Basic - as adjusted	$(0.58)	$(0.27)

Diluted - as reported	$(0.38)	$(0.08)
Diluted - as adjusted	$(0.58)	$(0.27)
Weighted average common sharse outstanding	2,698,000	2,710,000
basic and diluted.

Stock Options
The following table summarizes the activity with respect to the stock options of the Company for the six months ended June 30, 2006.

	Number of Shares	Exercised Price Per Share
Outstanding at December 31, 2005	333,586	$1.47 - $16.50
Granted	22,000	$1.98
Exercised	(64,167)	$1.32 - $1.71
Forfeited
Expired	(4,417)	$1.51
Outstanding at June 30, 2006	287,002	$1.47 -$16.50

7.  Borrowings

On the balance sheet dates of December 31, 2005 and June 30, 2006, the Company had no borrowings.

8.  Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, was paid dividends of $575 in the second quarter of 2006 related to his $30,000 investment in Series D Convertible Preferred Stock from June of 2004. In addition, he is the General Manager of First Sports, the buyer of the Company’s UK Subsidiary as detailed above in Item 1, Basis of Presentation. On May 1, 2006 he converted his Series D Convertible Preferred Stock into 10,000 shares of the Company’s common stock. The Chairman and CEO of the Company earned $50,625 in the second quarter of 2006 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

9.  Income Taxes

During the second quarter of 2006, the Company made no tax provision for income tax expense due to its tax net loss carryforwards which were fully reserved for at December 31, 2005. The Company has U.S. net operating loss carryforwards of approximately $23,300,000 which expire in years 2009 through 2019.

10.   Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

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

Overview

Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of strategic customer relationship management (“CRM”) solutions. . Firstwave’s solutions provide companies with fit-to-purpose features that are designed to optimize how companies win, maintain and grow customer and organizational relationships while improving the overall customer experience. Firstwave’s corporate and product mission reflects our customer-first commitment: To develop and integrate the best software solutions to manage customer interactions and information. Firstwave supports several product lines: Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a licensing agreement with M1 Global Solutions, Inc. (“M1 Global”), an Atlanta-based technology company. Under the terms of the agreements, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global is a non-exclusive reseller of Firstwave products. Firstwave retains all maintenance revenues. Firstwave paid to M1 Global $154,315 in the first and second quarter of 2006 in consideration for M1 Global providing support services to Firstwave customers.

On May 2, 2006, the Company completed an IP Assignment Agreement for its .Net Integrated Development Environment (“IDE”) tool with Entuition Software, an application platform conversion company, now known as Galactus Software. Under the Agreement, Galactus assumes ownership of the IDE tool, while Firstwave has the exclusive right to use and license the software in the CRM Market. The purchase price for the assignment was Five Hundred Thousand Dollars ($500,000) and, as directed by the agreement, was paid by cashier’s check on the Assignment Effective Date of May 2, 2006. Complete details of the agreement were filed with the Securities and Exchange Commission under Form 8K on May 5, 2006.

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

Total revenues increased 20.8% from $793,000 in the second quarter of 2005 to $958,000 in the second quarter of 2006 due to increased software revenues from the Assignment Agreement with Galactus. For the six months ended June 30, 2006 total revenues decreased 7.0% to $1,557,000 from $1,674,000 for the six months ended June 30, 2005 due to decreases in services and maintenance revenue offset by an increase in software revenues.

Software revenues increased 495.6% from $91,000 in the second quarter of 2005 to $542,000 in the second quarter of 2006 due to the one-time license revenue from the Assignment Agreement with Galactus. For the six months ended June 30, 2006, software revenues increased 240.5% to $589,000 from $173,000 for the six months ended June 30, 2005 Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

Services revenues decreased 88.7% from $177,000 in the second quarter of 2005 to $20,000 in the second quarter of 2006. For the six months ended June 30, 2006, services revenues decreased 69.8% to $114,000 from $377,000 for the six months ended June 30, 2005. This decrease is primarily the result of our outsourcing agreement with M1 Global and a focus on existing CRM customers while the M1 Global product is in development. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 21.7% from $506,000 during the second quarter of 2005 to $396,000 in the second quarter of 2006. For the six months ended June 30, 2006, maintenance revenues decreased 21.3% to $854,000 from $1,085,000 for the six months ended June 30, 2005. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. The decreases were due to reduced renewals of maintenance agreements from existing customers and reduced new software licenses.

Cost of software revenues increased 0.5% from $211,000 in the second quarter of 2005 to $212,000 in the second quarter of 2006 and for the six months ended June 30, 2006 decreased 7.2% to $385,000 from $415,000 for the six months ended June 30, 2005. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. The decrease is due to a decrease in amortization expense related to three product lines being fully amortized in 2005. Cost of software as a percentage of software revenues decreased from 232% in the second quarter of 2005 to 39% in the second quarter of 2006. The decrease relates to an increase in amortization expense relating to the amortization of software development costs (see Note 3) and an increase in software revenues which is slightly offset by the costs associated with the Galactus agreement.

Cost of revenues for services decreased 98.9% from $183,000 in the second quarter of 2005 to $2,000 in the first quarter of 2006 and for the six months ended June 30, 2006 decreased 99.0% to $4,000 from $406,000 for the six months ended June 30, 2005. The decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, as a result of the outsourcing agreement with M1 Global whereby M1 is providing the services to customers. As a result of our relationship with M1 Global, we anticipate that the cost of revenues for services will remain low as a result of the elimination of costs related to personnel. The cost of revenues for services as a percentage of services revenues decreased from 103.4% in the second quarter of 2005 to 8.29% in the second quarter of 2006.

Cost of revenues for maintenance increased 145.2% from $73,000 in the second quarter of 2005 to $179,000 in the second quarter of 2006, and for the six months ended June 30, 2006 increased 134.9% to $357,000 from $152,000 for the six months ended June 30, 2005. The increase is the result of quarterly fees paid to M1 Global under the outsourcing arrangement for the support of our domestic customers, and the fees paid to First Sports for the support of our U.K. CRM customers. The cost of revenues for maintenance as a percentage of maintenance revenue increased from 14.4% in the second quarter of 2005 to 45.2% in the second quarter of 2006.

Sales and marketing expense decreased 84.3% from $178,000 in the second quarter of 2005 to $28,000 in the second quarter of 2006 and for the six months ended June 30, 2006, decreased 76.3% to $81,000 from $342,000 for the six months ended June 30, 2005. The decrease is a result of decreases in payroll expenses associated with a reduction in the number of personnel, personnel costs, and telemarketing costs, as a result of the outsourcing agreement with M1 Global.

The Company’s product innovation and development expenditures decreased 62.4% from $194,000 in the second quarter of 2005 to $73,000 in the second quarter of 2006 and for the six months ended June 30, 2006 decreased 61.3% to $150,000 from $388,000 for the six months ended June 30, 2005. The decreases are primarily related to decreases in payroll costs associated with staff reductions, and reductions associated with fewer outside contractors. No development costs were capitalized during the second quarter of 2005 or 2006.

General and administrative expenses decreased 46.2% from $390,000 in the second quarter of 2005 to $210,000 in the second quarter of 2006 and for the six months ended June 30, 2006, decreased 40.3% from $776,000 in 2005 to $463,000 in 2006. These changes were primarily due to reduced payroll costs associated with a reduction in personnel and decreased rent expense. As a result of our relationship with M1 Global, we anticipate that general and administrative expense will continue to decrease as a result of the reduced cost related to staffing and overhead.

Loss from discontinued operations for the three months ended June 30, 2005 was $29,000 and for the six months ended June 30, 2005 the loss from discontinued operations was $457,000. There was no activity from discontinued operations during the first or second quarters of 2006.

Dividends on preferred stock were unchanged at $71,000 for both the second quarter of 2005 and 2006 and $142,000 for both the six month periods ended June 30, 2005 and June 30, 2006.

The above factors combined to result in a net income applicable to common shareholders of $210,000 in the second quarter of 2006 compared to a net loss applicable to common shareholders of $213,000 in the second quarter of 2005. Net income per basic share was $0.08 and $0.07 per diluted share for the second quarter of 2006 compared to a net loss of $0.08 per basic and diluted share for the second quarter of 2005. For the six months ended June 30, 2006, the net income applicable to common shareholders was $24,000, or $0.01 per basic and diluted share, compared to a net loss of $1,034,000, or $0.38 per basic and diluted share for the six months ended June 30, 2005. For the three months ended June 30, 2006, the number of basic weighted average shares outstanding was 2,784,000 and the number of diluted weighted average shares outstanding was 2,811,000 compared to 2,710,000 both basic and diluted outstanding shares for the three months ended June 30, 2005. For the six months ended June 30, 2006 the number of basic weighted average shares outstanding was 2,749,000 and the number of diluted weighted average shares was 2,776,000 compared to 2,698,000 basic and diluted weighted average shares outstanding at June 30, 2005.

Balance Sheet
Cash and cash equivalents of $916,000 increased 154.4% from the cash and cash equivalents balance of $360,000 at December 31, 2005. The increase is primarily due to the elimination of certain expenses as a result of the outsourcing agreement with M1 Global and the cash received from the closing of the Galactus agreement.

Net accounts receivable decreased 36.6% from $399,000 at December 31, 2005 to $253,000 at June 30, 2006, primarily due to lower software license and services revenues invoiced and outstanding as of June 30, 2006. Prepaid expenses increased 30.0% from $475,000 at December 31, 2005 to $618,000 at June 30, 2006, primarily due to an increase in prepaid licenses under the Agreement with ListK offset by the amortization of prepaid expenses. Property and equipment, net decreased 26.8% from $82,000 at December 31, 2005 to $60,000 at June 30, 2006 as a result of year-to-date depreciation. Capitalized software development costs were $363,000 at December 31, 2005 while there was no capitalized software development balance at June 30, 2006 due to year-to-date amortization expense and the assignment of the Net Integrated Development Environment Tool to Galactus. Intangible assets decreased 15.7% from $572,000 at December 31, 2005 to $482,000 at June 30, 2006 due to $90,000 in year-to-date amortization expense.

As a result of the sale in 2005 of the Company’s UK Subsidiary, a note receivable in the amount of $1,620,000 was received.  At June 30, 2006 the portion of the note payable due prior to June 30, 2007 was $500,000 and is recorded as a current asset on the Balance Sheet. The long-term portion of the note is $675,000, payable in installments, and is recorded as a non-current asset on the Balance Sheet. During the second quarter of 2006, FSI paid $375,000 to Firstwave against its promissory note and prepaid royalties. Total payments against the note receivable since the effective date are $673,615. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest, which was calculated at 8%, resulted in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through June of 2006, $95,000 has been amortized, resulting in a balance of $138,000 in unamortized discount as of June 30, 2006.

Accounts payable decreased 83.8% from $302,000 at December 31, 2005 to $49,000 at June 30, 2006 due to payment of the majority of aged accounts payable prior to June 30, 2006. Deferred revenue decreased 18.4% from $1,117,000 at December 31, 2005 to $911,000 at June 30, 2006 due to reductions in and the timing of billing for annual maintenance renewals. Accrued employee compensation and benefits decreased 54.5% from $99,000 at December 31, 2005 to $45,000 at June 30, 2006 primarily as a result of the elimination of staff salary accruals. Other accrued liabilities increased 40.6% from $32,000 at December 31, 2005 to $45,000 at June 30, 2006 due to the accrual of preferred stock dividends at June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash and cash equivalents of $916,000, an increase of 154.4% from the cash and cash equivalents balance of $360,000 at December 31, 2005. The increase is primarily due to the elimination of certain expenses as a result of the outsourcing agreement with M1 Global, and the cash received from the closing of the Galactus agreement. The Company carries no debt.

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

The total purchase price for the sale was $2,214,000, of which $256,000 in cash was paid at closing, $1,620,000 is payable under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years. The Company had previously prepaid $338,000 of royalties to a third party, the benefit of which was sold in the transaction and included in the purchase price. The buyer is paying the company for the use of such prepaid royalties as software revenue is achieved by the buyer.

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

Item 5.  Effect of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which became effective January 1, 2006 for the Company. See Note 6 for the impact on the Company’s consolidated financial statements from the adoption of SFAS No. 123(R).

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
                    None.

Item 1A.     Risk Factors
There were no material changes to the risk factors disclosed in the Company’s Form 10K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission..

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The securities were offered and issued in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D promulgated pursuant to such Act on the basis that the offering involved a limited offering to a single, accredited investor which represented to the Company that it was acquiring the shares for investment purposes and not with a view to resale.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on June 5th, 2006, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

1.	Votes cast for or against the deletion of the “super majority” amendment

Votes For	Votes Against	Abstain
3,184,536	27,944	1,116

The motion to amend the company’s amended and restated articles of incorporation was approved.

2.	Votes cast for or withheld regarding the election of three (3) Directors

Name of Nominee	Votes For	Votes Withheld
Sigmund Mosley Jr.	3,194,568	19,028
Roger A. Babb	3,194,568	19,028
Richard T. Brock	3,194,568	19,028

The nominees for directors were elected by a majority.

3.	Ratification of selection of Cherry, Bekaert & Holland, L.L.P. as the Company’s independent auditors

Votes For	Votes Against	Abstain
2,444,553	8,293	760,750

The ratification was adopted by a majority.

Item 5.        Other Information
None.

Item 6.        Exhibits
The Exhibits to this Report on Form 10Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.

DATE: August 14, 2006	By:	/s/ Steven R. Deerwester
Steven R. Deerwester
Controller
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.