Form 10-Q
period 2006-09-30
FIRSTWAVE TECHNOLOGIES INC
filed 2006-11-14
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2006

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

Outstanding as of November 9, 2006:

Common Stock, no par value 2,868,302 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended September 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$360	$963
Accounts receivable, less allowance for doubtful accounts of $43 and $38, respectively	399	317
Note receivable, current	300	500
Prepaid expenses	475	473
Total current assets	1,534	2,253

Property and equipment, net	82	55
Investment	50	15
Software development costs, net	363	—
Intangible assets	572	450
Goodwill	593	593
Note receivable	1,065	558
Total assets	$4,259	$3,924
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$302	$213
Deferred revenue	1,117	750
Accrued employee compensation and benefits	99	59
Dividends payable	46	47
Other accrued liabilities	32	22
Total current liabilities	1,596	1,091

Shareholders’ equity	2,663	2,833
Total liabilities and shareholders’ equity	$4,259	$3,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Net Revenues
Software	$241	$59	$414	$648
Services	199	98	576	212
Maintenance	481	420	1,566	1,274
Other	7	6	46	6
	928	583	2,602	2,140
Cost and Expenses
Cost of revenues
Software	199	12	614	397
Services	155	88	561	92
Maintenance	88	113	240	470
Other	6	6	30	6
Sales and marketing	93	109	435	190
Product development	187	74	575	224
General and administrative	349	204	1,125	667
Goodwill Impairment	528	—	528	—
	1,605	605	4,108	2,045
Operating Income (loss)	(677)	(22)	(1,506)	95

Gain (loss) on Investment		(51)	—	(51)
Interest income	20	29	87	78

Income (loss) from continuing operations before income taxes	(657)	(44)	(1,419)	122
Income taxes	—	—	—	—
Income (loss) from continuing operations	(657)	(44)	(1,419)	122

Income (loss) from discontinued operations	—	—	(457)	—
Gain on sale of discontinued operations	—	—	327	—
Net income (loss) from discontinued operations	—	—	(130)	—

Net Income (loss)	(657)	(44)	(1,549)	122
Dividends on preferred stock	(71)	(70)	(213)	(212)
Net Income (loss) applicable to common shareholders	$(728)	$(114)	$(1,762)	$(90)

Income (loss) per common share - Basic
Income (loss) from continuing operations	$(0.27)	$(0.04)	$(0.60)	$(0.03)
Income (loss from discontinued operations	—	—	(0.05)	—
Net income (loss) per common share- Basic	$(0.27)	$(0.04)	$(0.65)	$(0.03)

Income (loss) per common share - Diluted
Income (loss) from continuing operations	$(0.27)	$(0.04)	$(0.60)	$(0.03)
Income (loss) from discontinued operations	—	—	(0.05)	—
Net Income (loss) per common share - Diluted	$(0.27)	$(0.04)	$(0.65)	$(0.03)

Weighted average shares - Basic	2,729	2,868	2,704	2,774
Weighted average shares - Diluted	2,729	2,868	2,704	2,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2006

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Comprehensive income	Accumulated Other comprehensive loss	Accumulated Deficit	Total
Balance at December 31, 2005	2,729,135	$13	34,020	$3,011	$25,269		$(16)	$(25,614)	$2,663

Exercise of common stock options	64,167				95				95
Issuance of common stock in exchange for services rendered	65,000				127				127
Conversion of preferred stock	10,000		(300)	(30)	30				—
Dividends on preferred stock					(212)				(212)
Stock option expense					22				22
Comprehensive income
Net income						$122		122	122
Unrealized loss on equity securities: available-for-sale						—	16		16
Comprehensive income						$122

Balance at end of period	2,868,302	$13	33,720	$2,981	$25,331		$—	$(25,492)	$2,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2006
Cash flows provided by/(used in) operating activities	$(899)	$719

Cash flows from investing activities
Purchases of property and equipment	(13)	—
Sale of Sports Business	256	—
Net cash provided by investing activities	243	—

Cash flows from financing activities
Proceeds from options exercised	37	95
Proceeds from issuance of common stock	—	—
Payment of dividends on preferred stock	(125)	(211)
Net cash used in financing activities	(88)	(116)

Foreign currency translation adjustment	10	—

Increase/(decrease) in cash and cash equivalents	(734)	603
Cash and cash equivalents, beginning of period	1,286	360
Cash and cash equivalents, end of period	$552	$963

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in exchange for services rendered	$—	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

1.    Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of demand generation, lead leakage and revenue retention solutions built on top of the Company’s suite of CRM (Customer Relationship Management) products. Firstwave’s solutions increase visibility throughout the sales cycle, keeping customer pipelines perpetually full of qualified leads, their prospects warm, and their customers loyal. With 20 years of sales management software, Firstwave’s modular internet marketing, sales lead and customer management solutions, customers achieve results at every opportunity. Firstwave supports several product lines: The Wave Series of Internet Based Products, Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement with M1 Global Solutions, Inc. (“M1 Global”), an Atlanta-based technology company. Under the terms of the agreement, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global is a non-exclusive reseller of Firstwave products. Firstwave retains all maintenance revenues and pays M1 Global a quarterly consideration for M1 Global providing support services to Firstwave customers. The agreement provides that M1 Global will also pay royalty commissions to Firstwave. Both the OEM/Outsourcing Agreement and the License Agreement were filed with the Securities and Exchange Commission under Form 8-K on October 14, 2005. In July of 2006, M1 Global Solutions, Inc. (“M1 Global”) and Firstwave made changes to its OEM/Outsourcing Agreement. The changes involve immaterial modifications to the parties’ relationship concerning the ongoing development, maintenance and support of Firstwave products, the quarterly payments from Firstwave in consideration of M1 providing support services to Firstwave’s customers, and the royalty payments from M1 Global to Firstwave.

On May 2, 2006, the Company completed an IP Assignment Agreement for its .Net Integrated Development Environment (“IDE”) tool with Galactus Software. Under the Agreement, Galactus assumes ownership of the IDE tool, while Firstwave has the exclusive right to use and license the software in the CRM Market. The purchase price for the assignment was Five Hundred Thousand Dollars ($500,000) and, as directed by the agreement, was paid by cashier’s check on the Assignment Effective Date of May 2, 2006. Complete details of the agreement were filed with the Securities and Exchange Commission under Form 8-K on May 5, 2006.

On May 31, 2006, Firstwave entered into an agreement with ListK that granted Firstwave the right to use ListK’s marketing lists, custom marketing list generation capabilities, and email delivery capabilities in exchange for a royalty and services prepayment of $97,500 payable in unregistered Firstwave common stock. Fifty thousand shares of common stock were issued representing the royalty payment, calculated on the closing price of Firstwave stock at May 31, 2006, the contract closing date. Future royalty and service payments to ListK will be made partially in cash and partially in additional unregistered stock after the initial prepayment has been applied to amounts due for royalties and services delivered. As of September 30, 2006 there were no other transactions with ListK that affected the royalty and service prepayments. Firstwave has no future performance commitments regarding the prepayment agreement.

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

2.   Use of Estimates and Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates that require management’s judgment include revenue recognition, accounts receivable reserve, valuation of long-lived assets, investment(s) and intangible assets, and goodwill. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. All accounting estimates and the basis for these estimates are discussed among the Company’s senior management and members of the Audit Committee. Actual results could differ from those estimates.

Critical Accounting Policies
The Company believes that the following accounting policies are critical to understanding the condensed consolidated financial statements:
•	Revenue Recognition
•	Capitalization of Software Development Costs
•	Valuation of Intangible Assets

3.   Summary of Significant Accounting Policies

Revenue recognition
The Company recognizes revenue, where applicable, in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, and related interpretations.

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

Software development costs
Capitalized software development costs consist principally of salaries, contract services, and certain other expenses related to development and modifications of software products capitalized in accordance with the provisions of Statement of Financial Accounting Standards 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of such costs begins only upon establishment of technological feasibility as defined in SFAS 86 and ends when the resulting product is available for sale. The Company evaluates the establishment of technological feasibility based on the existence of a working model of the software product. Capitalized costs may include costs related to product enhancements resulting in new features and increased functionality as well as writing the code in a new programming language. In this case, as the version enhancements are built on an already detailed design under an existing source code, technological feasibility is established early for each version. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

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

There was no capitalized software development balance at September 30, 2006 due to year-to-date amortization expense and the assignment of the Net Integrated Development Environment Tool to Galactus in May 2006.

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the third quarter of 2006 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

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

	December 31, 2005	September 30, 2006
Argos, Ltd	16.4%	0.0%
Barclaycard IT	10.0%	0.0%
CapGemini UK	14.2%	0.0%
M1 Global Solutions	10.9%	0.0%
Manhattan Associates	0.0%	22.4%
Northrop Grumman	0.17%	0.0%

Significant Customers
For the nine months ended September 30, 2005, 2 of our customers contributed more than 10% of total revenue, and for the nine months ended September 30, 2006, one customer, Galactus, contributed 19.2% of total revenues.

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

The potentially dilutive common shares relate to options granted under the Company’s stock compensation plans and convertible preferred shares. The Company has excluded all outstanding stock options to purchase common stock from the calculation of diluted earnings per share at September 30, 2006 and at September 30, 2005 because all such securities are antidilutive.

Preferred shares convertible to shares of common stock outstanding but not included in the computation of diluted EPS were 898,000 for the three and nine month period ending September 30, 2005 and 815,000 for the three and nine month period ending September 30, 2006.

Shown below is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations. (in thousands, except per share data):

	For the Three Months Ended September 30, 2006			For the Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income(loss)	$(44)			$122
Less: Preferred Stock Dividends	(70)			(212)
Basic EPS
Loss applicable to common shareholders	$(114)	2,868	$(0.04)	$(90)	2,774	$(0.03)
Effect of Anti-Dilutive Securities
Convertible Preferred Stock	71	815		142	815

Stock Options		27			27

Diluted EPS
Loss applicable to common shareholders	$(114)	2,868	$(0.04)	$(90)	2,774	$(0.03)

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(142)			$(1,549)
Less: Preferred Stock Dividends	(71)			(213)
Basic EPS
Loss applicable to common shareholders	$(213)	2,710	$(0.08)	$(1,762)	2,698	$(0.65)
Effect of Anti-Dilutive Securities
Warrants		19			19
Convertible Preferred Stock	71	898		142	898
Stock Options		242			242
	71	1,159		142	1,159

Diluted EPS
Loss applicable to common shareholders	$(213)	2,710	$(0.08)	$(1,762)	2,698	$(0.65)

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

4.   Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC (“Buyer”), now doing business as First Sports International, as described in Note 1, Basis of Presentation. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The total price for the stock purchase transaction was $2,214,000, of which $256,000 in cash was received at closing, $1,620,000 is due under a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years. The Company had previously prepaid $338,000 of royalties to a third party, the benefit of which was sold in the transaction and included in the purchase price. The buyer is paying the company for the use of such prepaid royalties as software revenue is achieved by the buyer.

As of September 30, 2006, the remaining balance of the promissory note is $1,175,000 and is payable in installments. The short-term portion of the note, $500,000, is payable prior to June 30, 2007, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note, $675,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note and such amounts will be applied against the final payment due on the note. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through September 2006, $116,000 was amortized, resulting in a balance of $117,000 in unamortized discount as of September 30, 2006. As of September 30, 2006, the receivable from the buyer relating to the prepaid royalty balance sold was $238,000.

The sale of the UK subsidiary included $79,000 of total assets, consisting of accounts receivable, prepaid assets, furniture and equipment. The total liabilities sold were $67,000, consisting of accounts payable, taxes payable, benefits payable and deferred revenue. There was no activity from discontinued operations for the first nine months ended September 30, 2006 and a loss of $457,000 for the nine months ended September 30, 2005. As a result of the sale of the UK Subsidiary, the Company recognized a pre-tax gain of $327,000 in the second quarter of 2005.

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

As of September 30, 2006, the Company had $450,000 of Intangible Assets and $593,000 of Goodwill as a result of acquisitions in 1998 and 2003, after subsequent amortization expense and impairment charges. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the third quarter of 2006 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

The weighted average amortization period for the intangible assets with finite useful lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above-mentioned intangible assets relating to the acquisitions effective April 1, 2003.

The following table presents details of intangible assets with finite lives (in thousands):
	December 31, 2005		September 30, 2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizable intangible assets
Connect-Care Technology	$300	$275	$300	$300
Connect-Care Customer Relationships	900	354	900	450
Total	$1,200	$629	$1,200	$750
Aggregrate Amortization Expense
For the Nine months ended September 30, 2006	$121
Estimated Amortization Expense
For the three months ended December 31, 2006	$33
For year ended December 31, 2007	$129
For year ended December 31, 2008	$129
For year ended December 31, 2009	$129
For year ended December 31, 2010	$30

6.   Stock-Based Compensation

Stock Incentive Plan
In May 2005 the shareholders of Firstwave Technologies, Inc. approved the Company’s 2005 Stock incentive Plan which provides for the granting of options and other types of awards for shares of our Company’s common stock for the Company’s employees, directors, advisors and consultants. There was an aggregate of 428,258 shares remaining available for issuance under the Company’s stock incentive plan at September 30, 2006. Stock options granted to date generally have had an exercise price per share equal to the closing market value per share of the common stock on the day before the grant and expire in ten years from the date of grant. Some of these options become exercisable in annual increments over a four-year period beginning one year from the grant date while others became immediately exercisable upon their grant.

Accounting for Share-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), which requires the measurement of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant and recognition of compensation expense over the expected vesting period. We adopted SFAS 123(R) using the modified prospective transition method, and accordingly, prior period results have not been restated. Under the transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). No stock-based compensation expense related to stock options was recognized in the Statement of Operations for options granted during periods prior to January 1, 2006, as all stock options granted prior to such date were fully vested as of December 31, 2005. The Company did not grant any stock options during the three months ended March 31, 2006. Based on the above, in accordance with SFAS 123(R), no compensation expense was recorded in the three months ended March 31, 2006. During the three months ended September 30, 2006, the Company granted 152,500 stock options, resulting in option compensation expense of $291,000 over the vesting period of the options of which $20,000 was recorded during the three months ended September 30, 2006. For the nine months ended September 30, 2006, the company granted a total of 174,500 stock options, resulting in option compensation expense of $330,000 over the vesting period of the options, of which $22,000 was recorded during the nine months ending September 30, 2006. The recorded compensation expense did not have an impact on basic or diluted earnings per share for the nine and three months ended September 30, 2006. The Company does not anticipate the recognition of compensation expense under SFAS 123R in future periods for options currently outstanding to have a material impact on its results of operation or financial position.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility of 120.56%, an interest rate at date of grant of 5.10%, and an expected life of 6 years were used for calculating the fair value of the options granted during the three months ended September 30, 2006.

Effective January 1, 2006, expected volatilities are based on historical volatility of our stock. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The interest rate is based on the U.S. Treasury rates. Using these assumptions, the weighted average fair value of the stock options granted during the three months ended September 30, 2006 is $1.76. The total value of the award is expensed on a straight line basis over the vesting period. As of September 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $292,613 and is expected to be recognized over a weighted average period of 4 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No FAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have adopted the transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation expense. We use the “with and without” approach, which compares the actual income taxes payable for the period to the amount of tax payable that would have been incurred absent the deduction for employee share-based awards in excess of the amount of compensation expense recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based awards in excess of expense recognized for financial reporting are considered utilized before the current period’s share-based compensation expense deduction. As a result of this accounting treatment, no tax expense was recorded during the three months ended September 30, 2006. Stock compensation expense reduced income before income taxes by $20,000 and is recorded directly to Additional Paid in Capital. After all tax net loss carryforwards are utilized, we will incur an income tax benefit which will be credited to equity.

For periods prior to January 1, 2006, SFAS 123 required disclosure of the pro forma amount of net income and per share amounts including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the nine and three months ended September 30, 2005 had the Company recognized fair value compensation costs for the period:

	For the Nine Months Ended	For the Three Months Ended
	September, 2005	September, 2005
	(unaudited)	(unaudited)
Net loss applicable to common shareholders, as reported	$(1,034)	$(213)

Stock based employee compensation, net of related tax effects under the fair value based method	542	522

Net loss applicable to common shareholders, as adjusted	$(1,576)	$(735)
Loss per share:
Basic - as reported	$(0.38)	$(0.08)
Basic - as adjusted	$(0.58)	$(0.27)
Diluted - as reported	$(0.38)	$(0.08)
Diluted - as adjusted	$(0.58)	$(0.27)
Weighted average common shares outstanding	2,698,000	2,710,000

Stock Options
The following table summarizes the activity with respect to the stock options of the Company for the nine months ended September 30, 2006.

	Number of Shares	Exercised Price Per Share
Outstanding at December 31, 2005	333,586	$1.47 - $16.50
Granted	182,000	$1.95 - $2.18
Exercised	(64,167)	$1.32 - $1.71
Forfeited
Expired	(9,917)	$1.51 - $2.16
Outstanding at September 30, 2006	441,502	$1.47 - $16.50

7.   Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, invested $30,000 in Series D Convertible Preferred Stock in June of 2004. In addition, he is the General Manager of First Sports, the buyer of the Company’s UK Subsidiary as detailed above in Item 1, Basis of Presentation. On May 1, 2006, Mr. Simmons converted his Series D Convertible Preferred Stock into 10,000 shares of the Company’s common stock; therefore, there were no dividends paid to Mr. Simmons in the third quarter of 2006. For the nine months ended September 30, 2006, $1,475.00 in dividends were paid to Mr. Simmons.

The Chairman and CEO of the Company earned $50,625 in the third quarter of 2006 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.  For the nine months ended September 30, 2006, $151,875.00 in dividends were earned by the Chairman and CEO of the Company.

8.  Income Taxes

During the third quarter of 2006, the Company made no tax provision for income tax expense due to its tax net loss carryforwards which were fully reserved at December 31, 2005. The Company has U.S. net operating loss carryforwards of approximately $27,000,000 which expire in years 2009 through 2019.

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

Overview

Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of demand generation, lead leakage and revenue retention solutions built on top of the Company’s suite of CRM (Customer Relationship Management) products. Firstwave’s solutions increase visibility throughout the sales cycle, keeping customer pipelines perpetually full of qualified leads, their prospects warm, and their customers loyal. With 20 years of sales management software, Firstwave’s modular internet marketing, sales lead and customer management solutions, customers achieve results at every opportunity. Firstwave supports several product lines: The Wave Series of Internet Based Products, Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a licensing agreement with M1 Global Solutions, Inc. (“M1 Global”), an Atlanta-based technology company. Under the terms of the agreements, both Firstwave and M1 Global are contributing to the ongoing development, maintenance and support of Firstwave products; M1 Global has licensed the Firstwave CRM database schema to develop its future products; Firstwave is outsourcing its Professional Services and Support functions to M1 Global; and M1 Global is a non-exclusive reseller of Firstwave products. Firstwave retains all maintenance revenues. In July of 2006, M1 Global Solutions, Inc. (“M1 Global”) and Firstwave made changes to its OEM/Outsourcing Agreement. The changes involve immaterial modifications to the parties’ relationship concerning the ongoing development, maintenance and support of Firstwave products, the quarterly payments from Firstwave in consideration of M1 providing support services to Firstwave’s customers, and the royalty payments from M1 Global to Firstwave. Firstwave paid to M1 Global $154,315 in each of the first and second quarters of 2006, and $92,149 in the third quarter of 2006, in consideration for M1 Global providing support services to Firstwave customers.

On May 2, 2006, the Company completed an IP Assignment Agreement for its .Net Integrated Development Environment (“IDE”) tool with Galactus Software, an application platform conversion company. Under the Agreement, Galactus assumes ownership of the IDE tool, while Firstwave has the exclusive right to use and license the software in the CRM Market. The purchase price for the assignment was Five Hundred Thousand Dollars ($500,000) and, as directed by the agreement, was paid by cashier’s check on the Assignment Effective Date of May 2, 2006. Complete details of the agreement were filed with the Securities and Exchange Commission under Form 8K on May 5, 2006.

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

Total revenues decreased 37.2% from $928,000 in the third quarter of 2005 to $583,000 in the third quarter of 2006 due to decreases in all revenue lines. For the nine months ended September 30, 2006 total revenues decreased 17.8% to $2,140,000 from $2,602,000 for the nine months ended September 30, 2005, due to decreases in services and maintenance revenues offset by an increase in software revenues.

Software revenues decreased 75.5% from $241,000 in the third quarter of 2005 to $59,000 in the third quarter of 2006 due to fewer software license agreements closed during the third quarter of 2006. For the nine months ended September 30, 2006, software revenues increased 56.5% to 648,000 from $414,000 for the nine months ended September 30, 2005, due to a one-time transaction of $500,000 in software license revenues in the second quarter of 2006. Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

Services revenues decreased 50.8% from $199,000 in the third quarter of 2005 to $98,000 in the third quarter of 2006. For the nine months ended September 30, 2006, services revenues decreased 63.2% to $212,000 from $576,000 for the nine months ended September 30, 2005. These decreases are primarily the result of our outsourcing agreement with M1 Global and a focus on existing CRM customers while the M1 Global product is in development. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 12.7% from $481,000 during the third quarter of 2005 to $420,000 in the third quarter of 2006. For the nine months ended September 30, 2006, maintenance revenues decreased 18.6% to $1,274,000 from $1,566,000 for the nine months ended September 30, 2005. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. The decreases were due to reduced renewals of maintenance agreements from existing customers and reduced new software licenses.

Cost of software revenues decreased 94.1% from $199,000 in the third quarter of 2005 to $12,000 in the third quarter of 2006 and for the nine months ended September 30, 2006 decreased 35.3% to $397,000 from $614,000 for the nine months ended September 30, 2005. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. These decreases are due to a lower amortization expense related to three product lines being fully amortized in 2005. Cost of software as a percentage of software revenues decreased from 82.6% in the third quarter of 2005 to 20.3% in the third quarter of 2006. The decrease relates to a decrease in amortization expense relating to the amortization of software development costs (see Note 3 to the unaudited condensed consolidated financial statements).

Cost of revenues for services decreased 43.2% from $155,000 in the third quarter of 2005 to $88,000 in the third quarter of 2006 and for the nine months ended September 30, 2006 decreased 83.6% to $92,000 from $561,000 for the nine months ended September 30, 2005. The decrease is primarily due to decreases in payroll, resulting from a reduction in the number of services personnel, and payroll related costs, including travel expenses, as a result of the outsourcing agreement with M1 Global whereby M1 is providing the services to customers. The cost of revenues for services as a percentage of services revenues increased from 77.9% in the third quarter of 2005 to 89.8% in the third quarter of 2006.

Cost of revenues for maintenance increased 28.4% from $88,000 in the third quarter of 2005 to $113,000 in the third quarter of 2006, and for the nine months ended September 30, 2006 increased 95.8% to $470,000 from $240,000 for the nine months ended September 30, 2005. The increase is the result of quarterly fees paid to M1 Global under the outsourcing arrangement for the support of our domestic customers, and the fees paid to First Sports for the support of our U.K. CRM customers. The cost of revenues for maintenance as a percentage of maintenance revenue increased from 18.3% in the third quarter of 2005 to 26.9% in the third quarter of 2006.

Sales and marketing expense increased 17.2% from $93,000 in the third quarter of 2005 to $109,000 in the third quarter of 2006. This increase is due to added sales and marketing activity in the third quarter. For the nine months ended September 30, 2006, decreased 56.3% to $190,000 from $435,000 for the nine months ended September 30, 2005. The decrease is a result of decreases in payroll expenses associated with a reduction in the number of personnel, personnel costs, and telemarketing costs, as a result of the outsourcing agreement with M1 Global.

The Company’s product innovation and development expenditures decreased 60.4% from $187,000 in the third quarter of 2005 to $74,000 in the third quarter of 2006 and for the nine months ended September 30, 2006 decreased 61.0% to $224,000 from $575,000 for the nine months ended September 30, 2005. The decreases are primarily related to decreases in payroll costs associated with staff reductions, and reductions associated with fewer outside contractors. No development costs have been capitalized during 2005 or 2006.

General and administrative expenses decreased 41.5% from $349,000 in the third quarter of 2005 to $204,000 in the third quarter of 2006 and for the nine months ended September 30, 2006, decreased 40.7% from $1,125,000 in 2005 to $667,000 in 2006. These changes were primarily due to reduced payroll costs associated with a reduction in personnel and decreased rent expense. As a result of our relationship with M1 Global, we anticipate that general and administrative expense will continue at these decreased levels as a result of the reduced cost related to staffing and overhead.

There was no loss from discontinued operations for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 the loss from discontinued operations was $130,000. There was no activity from discontinued operations during the three and nine months ended September 30, 2006.

Dividends on preferred stock were $71,000 for the three months ended September 30, 2005, and $70,000 for the three months ended September 30, 2006, and for the nine months ended September 30, 2005, dividends were $213,000 and $212,000 for the nine months ended September 30, 2006.

The above factors combined to result in a net loss applicable to common shareholders of $114,000 in the third quarter of 2006 compared to a net loss applicable to common shareholders of $728,000 in the third quarter of 2005. Net loss per basic and diluted share was $0.04 for third quarter of 2006 compared to a net loss per basic and diluted share of $0.27 for the third quarter of 2005. For the nine months ended September 30, 2006, the net loss applicable to common shareholders was $90,000, or $0.03 per basic and diluted share, compared to a net loss of $1,762,000, or $0.65 per basic and diluted share for the nine months ended September 30, 2005. For the three months ended September 30, 2006, the number of basic and diluted weighted average shares outstanding was 2,868,000 compared to 2,729,000 basic and diluted outstanding shares for the three months ended September 30, 2005. For the nine months ended September 30, 2006 the number of basic and diluted weighted average shares outstanding was 2,774,000.

Balance Sheet
Cash and cash equivalents of $963,000 at September 30, 2006 increased 167.5% from the cash and cash equivalents balance of $360,000 at December 31, 2005. The increase is primarily due to the elimination of certain expenses as a result of the outsourcing agreement with M1 Global, the cash received from FSI of $300,000 in June of 2006 as payment on the note receivable, and the $500,000 cash received from the closing of the Galactus agreement in the second quarter of 2006.

Net accounts receivable decreased 20.6% from $399,000 at December 31, 2005 to $317,000 at September 30, 2006, primarily due to lower software license and services revenues invoiced and outstanding as of September 30, 2006. Prepaid expenses decreased slightly from $475,000 at December 31, 2005 to $473,000 at September 30, 2006. Property and equipment, net decreased 32.9% from $82,000 at December 31, 2005 to $55,000 at September 30, 2006 as a result of year-to-date depreciation. Capitalized software development costs were $363,000 at December 31, 2005 while there was no capitalized software development balance at September 30, 2006 due to year-to-date amortization expense and the assignment of the Net Integrated Development Environment Tool to Galactus. Intangible assets decreased 21.3% from $572,000 at December 31, 2005 to $450,000 at September 30, 2006 due to year-to-date amortization expense.

As a result of the sale in 2005 of the Company’s UK Subsidiary, a note receivable in the amount of $1,620,000 was received. At September 30, 2006 the portion of the note payable due prior to June 30, 2007 was $500,000 and is recorded as a current asset on the Balance Sheet. The long-term portion of the note is $675,000, payable in installments, and is recorded as a non-current asset on the Balance Sheet. During the third quarter of 2006, FSI paid $19,299 to Firstwave against its prepaid royalties. No payments were due from FSI against the note receivable during the three months ended September 30, of 2006. Total payments against the note receivable since the effective date are $673,615. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest, which was calculated at 8%, resulted in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through September of 2006, $116,000 has been amortized, resulting in a balance of $117,000 in unamortized discount as of September 30, 2006.

Accounts payable decreased 29.5% from $302,000 at December 31, 2005 to $213,000 at September 30, 2006 due to payment of the majority of aged accounts payable prior to September 30, 2006. Deferred revenue decreased 32.9% from $1,117,000 at December 31, 2005 to $750,000 at September 30, 2006 due to reductions in and the timing of billing for annual maintenance renewals. Accrued employee compensation and benefits decreased 40.4% from $99,000 at December 31, 2005 to $59,000 at September 30, 2006, primarily as a result of the elimination of staff salary accruals relating to the decrease in the number of personnel. Other accrued liabilities decreased 31.3% from $32,000 at December 31, 2005 to $22,000 at September 30, 2006 due to the lower sales tax payable.

Liquidity and Capital Resources

Cash and cash equivalents of $963,000 at September 30, 2006 increased 167.5% from the cash and cash equivalents balance of $360,000 at December 31, 2005. The increase is primarily due to the elimination of certain expenses as a result of the outsourcing agreement with M1 Global, the cash received from FSI of $300,000 in June of 2006 as payment on the note receivable, and the $500,000 cash received from the closing of the Galactus agreement in the second quarter of 2006. The Company carries no debt.

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

Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC (“Buyer”), now doing business as First Sports International, that is detailed under Note 1, Basis of Presentation, to the unaudited condensed consolidated financial statements. The Company sold its UK Subsidiary to re-focus on the high technology market and to direct its efforts away from the Sports business that was concentrated in the UK market. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary has been treated as a discontinued operation in the accompanying unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Based on the most recent evaluation, which was completed in consultation with management as of the end of the period covered by the filing of this Form 10-Q, the Company’s Chairman, Chief Executive Officer and Principal Financial Officer believes the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC. (Registrant)

Date: November 14, 2006	/s/ Richard T. Brock
Richard T. Brock Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.