Form 10-Q
period 2007-03-31
FIRSTWAVE TECHNOLOGIES INC
filed 2007-05-15
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2007

COMMISSION FILE NUMBER 0-21202

FIRSTWAVE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1588291
(State of incorporation)	(IRS Employer ID #)

7000 Central Parkway
Suite 330
Atlanta, GA 30328
(Address of principal executive offices)
678-672-3100
(Telephone number of registrant)

5775 Glenridge Drive, Bldg. E, Ste. 400
Atlanta, GA 30328
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

Outstanding as of May 10, 2007:

Common Stock, no par value   2,891,342 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended March 31, 2007

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$997	$792
Accounts receivable, less allowance for
doubtful accounts of $20 and $21, respectively	248	322
Note receivable, current	500	500
Prepaid expenses	425	394
Total current assets	2,170	2,008

Property and equipment, net	55	37
Investment	8	5
Intangible assets	418	386
Goodwill	593	593
Note receivable	580	601
Total assets	$3,824	$3,630

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$138	$241
Deferred revenue	703	737
Accrued employee compensation and benefits	59	84
Dividends payable	46	46
Other accrued liabilities	30	19
Total current liabilities	976	1,127

Shareholders' equity	2,848	2,503
Total liabilities and shareholders' equity	$3,824	$3,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2006	2007
Net Revenues
Software	$47	$60
Services	94	78
Maintenance	458	325
Other	-	2
	599	465
Cost and Expenses
Cost of revenues
Software	172	14
Services	3	114
Maintenance	178	61
Other	-	12
Sales and marketing	53	171
Product development	77	174
General and administrative	253	254

	736	800

Operating loss	(137)	(335)

Interest income	21	25

Loss before income taxes	(116)	(310)

Income taxes	-	-
Net loss	(116)	(310)

Dividends on preferred stock	(71)	(70)

Net Loss applicable to common shareholders	$(187)	$(380)

Loss per common share - Basic and diluted	$(0.06)	$(0.13)

Weighted average shares - Basic and diluted	2,734	2,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Three Months Ended March 31, 2007

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Compre-	compre-
					paid-in	hensive	hensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income	loss	Deficit	Total

Balance at December 31, 2006	2,868,302	$13	33,720	$2,981	$25,296		$-	$(25,442)	$2,848

Dividends on preferred stock					(70)				(70)
Stock option expense					38				38
Comprehensive income
Net loss						$(310)		(310)	(310)
Unrealized loss on equity securities: available-for-sale						(3)	(3)		(3)
Comprehensive loss						$(313)

Balance at end of period	2,868,302	$13	33,720	$2,981	$25,264		$(3)	$(25,752)	$2,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2006	2007

Cash flows provided by/(used in) operating activities	$62	$(135)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	58	-
Payment of dividends on preferred stock	(71)	(70)
Net cash used in financing activities	(13)	(70)

Increase/(decrease) in cash and cash equivalents	49	(205)
Cash and cash equivalents, beginning of period	360	997
Cash and cash equivalents, end of period	$409	$792

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

1.   Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, Firstwave is a provider of lead generation, lead nurturing and customer management and tracking solutions built upon a suite of Customer Relationship Management (CRM) products. Firstwave's solutions help customers find new prospects, continuously engage these prospects throughout the sales cycle and maintain contact with customers throughout their lifecycle. Firstwave’s modular internet marketing, sales lead, and customer management solutions help customers achieve results. The Company was incorporated in October 1984 in the State of Georgia, and has one subsidiary, Connect-Care, Inc., acquired in March 2003, which is incorporated under the laws of the State of Georgia. Our product solutions include client-server based CRM products, web-based (on demand or behind the firewall) CRM products and a series of marketing products and services integrated with our CRM product suite.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentations and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentations.

On June 3, 2005, Firstwave entered into a Stock Purchase Agreement (the “Agreement”) with AllAboutTickets LLC (the “Buyer”) now doing business as First Sports International (“FSI”). Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company, located at The Pavillion, 1 Atwell Place, Thames Ditton, Surrey, England, KT7 ONF (the “Target”). The Company has also entered into a License Agreement (the “License Agreement”) with Buyer and Target, dated June 3, 2005, pursuant to which it granted to Buyer a non-exclusive, non-transferable, non-assignable, limited worldwide and revocable license to use, modify, recompile, reproduce, distribute and maintain the object code version of certain portions of its software and the Source Code materials relating to that software for use only in the “sports industry,” as defined in the License Agreement. Both the Stock Purchase Agreement and the License Agreement were filed with the Securities and Exchange Commission as Exhibits to Form 8-K on June 9, 2005.

On July 1, 2005, we entered into a consulting arrangement with FSI to provide service and maintenance to our existing U.K. CRM customers. These CRM customers remain customers of Firstwave, but FSI provides the services to support these customers. If FSI were not to provide the services, we would either provide the support services ourselves or would contract with another third party in the U.K. to provide such services. These customers are not associated with the sports customers acquired by FSI as part of the sale of the U.K. Subsidiary on June 3, 2005, and they are part of the continuing operations of Firstwave. Under the terms of this outsourcing arrangement, FSI receives a fee of 20% of the maintenance revenues upon collection, for providing local support. The agreement was renewed for one year under the same terms and conditions in July of 2006, except that the fee was reduced to 15% of the maintenance revenues upon collection.

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a Licensing Agreement with M1 Global, an Atlanta-based technology company. Under the terms of the agreements, M1 Global has licensed the Firstwave CRM database schema to develop its future products, and is a non-exclusive reseller of Firstwave products. Although the agreements included the outsourcing of Firstwave’s Professional Services and Support functions to M1 Global, Firstwave is currently providing its own coverage in those areas and no longer pays M1 Global for these services. The agreements provide that M1 Global also pays royalty commissions to Firstwave as follows: 33% on licenses and 20% on services. During the first six months of 2006, M1 Global handled most of the professional services and paid a commission of 20% of services revenues to Firstwave. Commissions received from M1 Global for professional services for 2006 were $72,259. As we have increased our professional services staff since July of 2006, the amount of professional services provided by M1 Global to our customers, and the commissions received from M1 Global, have declined. In addition, during the first six months of 2006, M1 Global provided most of the maintenance services for our customers in exchange for a quarterly fee of $154,000per quarter. Since July of 2006, we have hired additional personnel for customer support, and the support services provided by M1 Global have been reduced. The quarterly fees to M1 Global were approximately $90,000 in the third quarter and $78,000 in the fourth quarter of 2006. For 2007, there have been no fees paid or payable to M1Global through April 30, 2007.

On May 31, 2006, Firstwave entered into an agreement with ListK that granted Firstwave the right to use ListK’s marketing lists, custom marketing list generation capabilities, and email delivery capabilities in exchange for a royalty and services prepayment of $97,500 payable in unregistered Firstwave common stock. Fifty thousand shares of common stock were issued representing the royalty payment, calculated on the closing price of Firstwave stock at May 31, 2006, the contract closing date. Future royalty and service payments to ListK will be made partially in cash and partially in additional unregistered stock after the initial prepayment has been applied to amounts due for royalties and services delivered. As of March 31, 2007, there were no other transactions with ListK that affected the royalty and service prepayments. Firstwave has no future performance commitments regarding the prepayment agreement.

The condensed consolidated financial statements include the accounts of Firstwave Technologies, Inc. and its wholly owned subsidiary, Connect-Care, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2.   Use of Estimates and Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates that require management’s judgment include revenue recognition, accounts receivable reserve, valuation of long-lived assets, investment(s) and intangible assets, and valuation of goodwill. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. All accounting estimates and the basis for these estimates are discussed among the Company’s senior management and members of the Audit Committee. Actual results could differ from those estimates.

Critical Accounting Policies
The Company believes that the following accounting policies are critical to understanding the condensed consolidated financial statements:
• Revenue Recognition
• Valuation of Intangible Assets

3.   Summary of Significant Accounting Policies

Revenue recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, "Software Revenue Recognition,” and related interpretations.

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

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the first quarter of 2007 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

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

	December 31, 2006	March 31, 2007
CapGemini UK	22.9%	0.0%
Idexx Systems	23.1%	11.6%
Quovadx	0.0%	10.6%

Significant Customers
For the first quarter of 2006 and 2007, none of our customers contributed more than 10% of total revenue.

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

The potentially dilutive common shares relate to options granted under the Company’s stock compensation plans and convertible preferred shares. The Company has excluded the outstanding stock options to purchase 28,000 and 118,000 shares of common stock from the calculations of diluted loss per share for the first quarter of 2006 and 2007, respectively, because all such securities are antidilutive.

Preferred shares convertible to shares of common stock outstanding but not included in the computation of diluted loss per share amounted to 898,000 and 888,000 shares of common stock for the first quarter of 2006 and 2007, respectively, because all such securities are antidilutive.

Impairment of long-lived assets
The Company evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset.

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

4.   Discontinued Operations

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC (“Buyer”), now doing business as First Sports International, as described in Note 1. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary was accounted for as a discontinued operation. The total price for the stock purchase transaction was $2,214,000, of which $256,000 in cash was received at closing and $1,620,000 was included in a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years. The Company had previously prepaid $338,000 of royalties to a third party, the benefit of which was sold in the transaction and included in the purchase price. The Buyer is paying the company for the use of such prepaid royalties as software revenue is achieved by the Buyer.

As of March 31, 2007, the remaining balance of the promissory note is $1,175,000 and is payable in installments. The short-term portion of the note, $500,000, is payable prior to June 30, 2007, and has been classified as a current asset in the accompanying balance sheets as of December 31, 2006 and March 31, 2007. The long-term portion of the note, $675,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note and such amounts will be applied against the final payment due on the note. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through March 2007, $159,000 of such interest has been amortized, resulting in a balance of $74,000 in unamortized discount as of March 31, 2007. As of March 31, 2007, the Company had received $116,000 from the buyer with another $36,000 due as a receivable from the buyer in payments against the prepaid royalties. The balance of the prepaid royalties as of March 31, 2007 was $186,000. There was no activity from discontinued operations for the first quarter of 2006 and 2007.

5.   Goodwill and Intangibles

As of March 31, 2007, the Company had $386,000 of Intangible Assets and $593,000 of Goodwill as a result of acquisitions in 1998 and 2003, after subsequent amortization expense and impairment charges. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the first quarter of 2007 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

The weighted average amortization period for the intangible assets with finite useful lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above-mentioned intangible assets relating to the acquisitions effective April 1, 2003.

The following table presents details of intangible assets with finite lives (in thousands):

	December 31, 2006		March 31, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$300	$300	$300
Connect-Care Customer Relationships	900	482	900	514
Total	$1,200	$782	$1,200	$814

Aggregrate Amortization Expense
For the Three months ended March 31, 2007	$32

Estimated Amortization Expense
For the nine months ended December 31, 2007	$97
For year ended December 31, 2008	$129
For year ended December 31, 2009	$129
For year ended December 31, 2010	$31

6.   Stock-Based Compensation

Stock Incentive Plan
In May 2005 the shareholders of Firstwave Technologies, Inc. approved the Company’s 2005 Stock incentive Plan which provides for the granting of options and other types of awards for shares of our Company’s common stock for the Company’s employees, directors, advisors and consultants. There was an aggregate of 310,841 shares remaining available for issuance under the Company’s stock incentive plan as of March 31, 2007. Stock options granted to date generally have had an exercise price per share equal to the closing market value per share of the common stock on the day before the grant and expire ten years from the date of grant. Some of these options become exercisable in annual increments over a four-year period beginning one year from the grant date while others became immediately exercisable upon their grant.

Accounting for Share-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), which requires the measurement of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant and recognition of compensation expense over the expected vesting period. We adopted SFAS 123(R) using the modified prospective transition method, and accordingly, prior period results have not been restated. Under the transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). No stock-based compensation expense related to stock options was recognized in the Statement of Operations for options granted during periods prior to January 1, 2006, as all stock options granted prior to such date were fully vested as of December 31, 2005. The Company did not grant any stock options during the first quarter of 2006 or 2007. In accordance with SFAS 123(R), $38,500 in stock compensation expense was recorded for the first quarter of 2007, for stock options granted prior to the first quarter of 2007.

Effective January 1, 2006, expected volatilities are based on historical volatility of our stock. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The interest rate is based on the U.S. Treasury rates. The total value of the award is expensed on a straight line basis over the vesting period. As of March 31, 2007, unrecognized compensation cost related to unvested stock option awards totaled $435,535 and is expected to be recognized over a weighted average period of 4 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have adopted the transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation expense. We use the “with and without” approach, which compares the actual income taxes payable for the period to the amount of tax payable that would have been incurred absent the deduction for employee share-based awards in excess of the amount of compensation expense recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based awards in excess of expense recognized for financial reporting are considered utilized before the current period’s share-based compensation expense deduction. No tax expense was recorded during the first quarter of 2007 and 2006 because the Company’s deferred tax assets are fully reserved. Stock compensation expense reduced income before income taxes by $38,500 and is recorded directly to Additional Paid in Capital. After all tax net loss carryforwards are utilized, we will incur an income tax benefit which will be credited to equity.

Stock Options
There were no options granted, exercised, expired, or forfeited during the three month period ended March 31, 2007. The balance of stock options outstanding of 556,919 as of December 31, 2006, remains outstanding as of March 31, 2007.

7.   Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, invested $30,000 in Series D Convertible Preferred Stock in June of 2004. In addition, he is the General Manager of FSI, the buyer of the Company’s UK Subsidiary as detailed above in Note 1. On May 1, 2006, he converted his Series D Convertible Preferred Stock into 10,000 shares of the Company’s common stock; therefore, there were no dividends paid to him in the first quarter of 2007. For the first quarter of 2006, $675 was paid to him as dividends.

The Chairman and CEO of the Company earned $50,625 in the first quarter of 2007 and 2006 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

8.   Income Taxes

During the first quarter of 2007, the Company made no tax provision for income taxes due to its tax net loss carryforwards which were fully reserved as of March 31, 2006 and 2007. The Company has U.S. net operating loss carryforwards of approximately $25,600,000 which expire in years 2009 through 2019.

9.   Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the adoption had no material effect on its consolidated financial position or results of operations as of March 31, 2007. The Company does not expect that uncertain tax positions will have a material impact on its results of operations through December 31, 2007.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”). This EITF requires the adoption of a policy for presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 was effective for the Company’s financial statements for interim and annual reporting periods beginning January 1, 2007, and the impact was not material to the Company’s results of operations. The Company’s policy is to present the net amount of such taxes in its statement of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This Report contains forward-looking statements that reflect management’s expectations, estimates, and projections for future periods based on information (financial and otherwise) available to management as of the end of the period covered by this Quarterly Report. These statements may be identified by the use of forward-looking words such as “may”, “will”, “believe”, “anticipate”, “estimate”, “expect”, “projects”, or “intends”. Actual events and results may differ from the results anticipated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those items discussed under the caption "Certain Factors Affecting Forward-Looking Statements" presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and other factors discussed in the Company’s press releases and other Reports filed with the Securities and Exchange Commission.

Overview

Headquartered in Atlanta, Georgia, Firstwave Technologies, Inc. (“Firstwave” or “the Company”) is a provider of demand generation, lead leakage and revenue retention solutions built on top of the Company’s suite of CRM (Customer Relationship Management) products. Firstwave’s solutions increase visibility throughout the sales cycle, keeping customer pipelines perpetually full of qualified leads, their prospects warm, and their customers loyal. With 20 years of sales management software, Firstwave’s modular internet marketing, sales lead and customer management solutions, customers achieve results at every opportunity.  Firstwave supports several product lines: The Wave Series of internet-based products, Firstwave CRM (includes eCRM and v.10 products), Firstwave Technology and TakeControl.

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a Licensing Agreement with M1 Global. Under the terms of the agreements, M1 Global has licensed the Firstwave CRM database schema to develop its future products, and is a non-exclusive reseller of Firstwave products. Although the agreements included the outsourcing of Firstwave’s Professional Services and Support functions to M1 Global, Firstwave is currently providing its own coverage in those areas and no longer pays M1 Global for these services. The agreements provide that M1 Global also pays royalty commissions to Firstwave as follows: 33% on licenses and 20% on services. During the first quarter of 2006, M1 Global handled most of the professional services and paid a commission of 20% of services revenues to Firstwave. Commissions received from M1 Global for professional services during the first quarter of 2006 were $30,651. As we have increased our professional services staff since July of 2006, the amount of professional services provided by M1 Global to our customers, and the commissions received from M1 Global, have declined. There were no commissions received from M1 Global for professional services during the first quarter of 2007. In addition, during the first quarter of 2006, M1 Global provided most of the maintenance services for our customers in exchange for a quarterly fee of $154,315. Since July of 2006, we have hired additional personnel for customer support, and the support services provided by M1 Global have been reduced. The quarterly fees to M1 Global were approximately $154,000 in the second quarter, $90,000 in the third quarter, and $78,000 in the fourth quarter of 2006. For 2007, there have been no fees paid or payable to M1Global through April 30, 2007.

As of March 31, 2007, the Company employed 16 individuals, including 3 executive and administrative personnel, 2 sales and marketing personnel, 3 professional services personnel, 2 customer support personnel, and 6 employees in product innovation and development. As of March 31, 2007, the Company employed 5 individuals, including 3 executive and administrative personnel and 2 employees in product innovation and development. The increase in personnel is due to bringing the professional services and customer support services in-house, as further described above.

Results of Operations

Total revenues decreased 22.4% from $599,000 in the first quarter of 2006 to $465,000 in the first quarter of 2007. The decrease is primarily due to decreases in services and maintenance revenues offset by an increase in software revenues.

Software revenues increased 27.7% from $47,000 in the first quarter of 2006 to $60,000 in the first quarter of 2007 due to higher software revenues from FSI in payment of the prepaid software royalty fees, offset by fewer software license agreements. Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

Services revenues decreased 17.0% from $94,000 in the first quarter of 2006 to $78,000 in the first quarter of 2007, primarily due to lower services projects as a the result of fewer software license agreements. Our services revenues are subject to fluctuations based on variations in the length of and number of active service engagements in a given quarter.

Maintenance revenues decreased 29.0% from $458,000 in the first quarter of 2006 to $325,000 in the first quarter of 2007. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. The decreases were due to reduced renewals of maintenance agreements from existing customers and reduced new software licenses.

Cost of software revenues decreased 91.9% from $172,000 in the first quarter of 2006 to $14,000 in the first quarter of 2007. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. There was no amortization expense in the first quarter of 2007. Cost of software as a percentage of software revenues decreased from 366.0% in the first quarter of 2006 to 23.3% in the first quarter of 2007, due to no amortization expense being recorded in the first quarter of 2007.

Cost of revenues for services increased from $3,000 in the first quarter of 2006 to $114,000 in the first quarter of 2007. The cost of revenues for services as a percentage of services revenues increased from 3.2% in the first quarter of 2006 to 146.2% in the first quarter of 2007. The increases are primarily due to an increase in personnel to perform professional services rather than outsourcing professional services to M1 Global.

Cost of revenues for maintenance decreased 65.7% from $178,000 in the first quarter of 2006 to $61,000 in the first quarter of 2007. The cost of revenues for maintenance as a percentage of maintenance revenues decreased from 38.9% in the first quarter of 2006 to18.8% in the first quarter of 2007. The decreases are the result of the quarterly fees paid to M1 Global under the outsourcing arrangement in the first quarter of 2006 for the support of our domestic customers, offset by additional personnel in-house to handle the support services in the first quarter of 2007. There were no fees paid to M1 Global in the first quarter of 2007, and there were $154,000 in fees paid to M1 Global in the first quarter of 2006.

Sales and marketing expense increased 222.6% from $53,000 in the first quarter of 2006 to $171,000 in the first quarter of 2007. This increase is due to added sales and marketing activity in the first quarter of 2007, as well as increased costs associated with the prepaid software royalty fees from FSI.

The Company’s product innovation and development expenditures increased 126.0% from $77,000 in the first quarter of 2006 to $174,000 in the first quarter of 2007. The increase is primarily related to increases in payroll costs associated with additional personnel. No development costs have been capitalized during 2006 or 2007.

General and administrative expenses remained consistent at $253,000 for both the first quarter of 2006 and 2007.

Dividends on preferred stock were $71,000 for the first quarter of 2006, and $70,000 for the first quarter of 2007.

The above factors combined to result in a net loss applicable to common shareholders of $187,000 in the first quarter of 2006 compared to a net loss applicable to common shareholders of $379,000 in the first quarter of 2007. Net loss per basic and diluted share was $0.06 for the first quarter of 2006 compared to a net loss per basic and diluted share of $0.13 in the first quarter of 2007. For the first quarter of 2006, the number of basic and diluted weighted average shares outstanding was 2,734,000 compared to 2,868,000 basic and diluted outstanding shares for the first quarter of 2007.

Balance Sheet
Cash and cash equivalents of $792,000 as of March 31, 2007 decreased 20.6% from the cash and cash equivalents balance of $997,000 as of December 31, 2006. The decrease is primarily due to the cash used in operating activities of the business, which includes costs of additional personnel, administrative costs, and lower maintenance revenues.

Net accounts receivable increased 29.8% from $248,000 at December 31, 2006 to $322,000 at March 31, 2007, primarily due to increased software license revenues invoiced and outstanding as of March 31, 2007. Net Property and equipment decreased 32.7% from $55,000 at December 31, 2006 to $37,000 at March 31, 2007 as a result of year-to-date depreciation. Intangible assets decreased 7.7% from $418,000 at December 31, 2006 to $386.000 at March 31, 2007, due to year-to-date amortization expense. There was no capitalized software development balance as of December 31, 2006.

Accounts payable increased 74.6% from $138,000 as of December 31, 2006 to $241,000 as of March 31, 2007 due the increased personnel, sales, and marketing costs described above. Deferred revenue increased by 4.8% from $703,000 at December 31, 2006 to $737,000 at March 31, 2007 due to slight increases in and the timing of billing for annual maintenance renewals. Accrued employee compensation and benefits increased 42.4% from $59,000 as of December 31, 2006 to $84,000 at March 31, 2007, primarily as a result of an increase in the number of personnel. Other accrued liabilities decreased 36.7% from $30,000 at December 31, 2006 to $19,000 as of March 31, 2007 due to lower sales tax payable.

On June 3, 2005, Firstwave entered into the Stock Purchase Agreement with AllAboutTickets LLC (“Buyer”), now doing business as First Sports International, as described in Note 1. Pursuant to the Agreement, effective May 1, 2005, the Company sold to Buyer all of the issued share capital of Firstwave Technologies UK, Ltd., a subsidiary of the Company. This sale of the Company’s UK Subsidiary was accounted for as a discontinued operation. The total price for the stock purchase transaction was $2,214,000, of which $256,000 in cash was received at closing and $1,620,000 was included in a non-interest bearing Promissory Note that calls for payments to be made over a maximum of three years. The Company had previously prepaid $338,000 of royalties to a third party, the benefit of which was sold in the transaction and included in the purchase price. The Buyer is paying the company for the use of such prepaid royalties as software revenue is achieved by the Buyer.

As of March 31, 2007, the remaining balance of the promissory note is $1,175,000 and is payable in installments. The short-term portion of the note, $500,000, is payable prior to June 30, 2007, and has been classified as a current asset on the Balance Sheet. The long-term portion of the note, $675,000, is payable in installments, and is classified as a non-current asset on the Balance Sheet. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note and such amounts will be applied against the final payment due on the note. In accordance with APB 21,”Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through March 2007, $159,000 of such interest has been amortized, resulting in a balance of $74,000 in unamortized discount as of March 31, 2007. As of March 31, 2007, the Company had received $116,000 from the buyer with another $36,000 due as a receivable from the buyer in payments against the prepaid royalties. The balance of the prepaid royalties as of March 31, 2007 was $186,000.

There was no activity related to FSI for the first quarter of 2006 and 2007. No payments were due from FSI against the note receivable during the first quarter 2007. Total payments against the note receivable since the effective date have totaled $673,615, and $500,000 is due June 2007.

Liquidity and Capital Resources

Cash and cash equivalents of $792,000 at March 31, 2007 decreased 20.7% from the cash and cash equivalents balance of $997,000 at December 31, 2006. The decrease is primarily due to the additional cash used in operating activities, which includes costs of additional personnel, administrative costs, and lower maintenance revenues. The Company carries no debt.

Our future capital requirements will depend on many factors, including our ability to generate positive cash flows, collect the note receivable from FSI, retain our maintenance revenues from existing customers, control expenses, and generate additional revenues from other sources. Any projections of future cash needs and cash flows are subject to substantial uncertainty. We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company's results of operations. We have expanded our employee base, and have moved into new facilities. We anticipate that these new expenditures will have an impact on our operating costs, cash flows, and requirements for capital.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk exposures of varying correlations and volatilities, primarily relating to interest rate risk. The Company does not currently engage in hedging activities or otherwise use derivatives to alter the interest characteristics of its financial assets. Although a decrease in interest rates could reduce the interest income we earn on our cash and cash equivalents, at this time management does not believe a change in interest rates will materially affect the Company's financial position or results of operations.

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

Item 5.   Effect of New Accounting Pronouncements

None

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Form 10K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Item 6.    Exhibits

The Exhibits to this Report on Form 10Q are listed in the accompanying Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC.
(Registrant)

Date: May 14, 2007	/s/ Richard T. Brock
Richard T. Brock Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.