Form 10-Q
period 2007-06-30
FIRSTWAVE TECHNOLOGIES INC
filed 2007-08-14
CIK 897078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2007

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

Outstanding as of August 10, 2007:

Common Stock, no par value 2,908,009 shares

FIRSTWAVE TECHNOLOGIES, INC.

FORM 10-Q

For the quarter ended June 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	June 30,
	2006	2007
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$997	$1,016
Accounts receivable, less allowance for
doubtful accounts of $20 and $24, respectively	248	345
Note receivable, current	500	553
Prepaid expenses	425	257
Total current assets	2,170	2,171

Property and equipment, net	55	48
Investment	8	5
Intangible assets	418	354
Goodwill	593	593
Note receivable	580	0
Total assets	$3,824	$3,171

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$138	$127
Deferred revenue	703	676
Accrued employee compensation and benefits	59	77
Dividends payable	46	46
Other accrued liabilities	30	20
Total current liabilities	976	946

Shareholders' equity	2,848	2,225
Total liabilities and shareholders' equity	$3,824	$3,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
Net Revenues
Software	$542	$180	$589	$240
Services	20	92	114	170
Maintenance	396	311	854	636
Other	-	6	-	8
	958	589	1,557	1,054
Cost and Expenses
Cost of revenues
Software	212	(3)	385	11
Services	2	89	4	203
Maintenance	179	57	357	118
Other	-	15	-	27
Sales and marketing	28	357	81	528
Product development	73	157	150	331
General and administrative	210	234	463	488
	704	906	1,440	1,706

Operating Income (loss)	254	(317)	117	(652)

Interest income	27	29	49	54

Income (loss) before income taxes	281	(288)	166	(598)

Income taxes	-	-	-	-
Net Income (loss)	281	(288)	166	(598)

Dividends on preferred stock	(71)	(70)	(142)	(140)

Net Income (loss) applicable to common shareholders	$210	$(358)	$24	$(738)

Income (loss) per common share - Basic	$0.08	$(0.12)	$0.01	$(0.26)
Income (loss) per common share - Diluted	$0.07	$(0.12)	$0.01	$(0.26)

Weighted average shares - Basic	2,784	2,880	2,749	2,871
Weighted average shares - Diluted	2,811	2,880	2,776	2,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)
(unaudited)

For the Six Months Ended June 30, 2007

	Common Stock		Preferred Stock		Additional
					paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance at December 31, 2006	2,868,302	$13	33,720	$2,981	$25,296	$(25,442)	$2,848

Issuance of common stock in exchange
for services rendered	23,040				50		50
Conversion of preferred stock	16,667		(500)	(50)	50		-
Dividends on preferred stock					(140)		(140)
Stock option expense					65		65
Net loss						(598)	(598)

Balance at end of period	2,908,009	$13	33,220	$2,931	$25,321	$(26,040)	$2,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2006	2007

Cash flows provided by operating activities	$603	$171

Cash flows from investing activities	-	(12)

Cash flows from financing activities
Proceeds from options exercised	95
Payment of dividends on preferred stock	(142)	(140)
Net cash used in financing activities	(47)	(140)

Increase in cash and cash equivalents	556	19
Cash and cash equivalents, beginning of period	360	997
Cash and cash equivalents, end of period	$916	$1,016

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing
and financing activities
Proceeds from issuance of common stock in
exchange for services rendered	$127	$50
	$127	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRSTWAVE TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007

1. Description of Business and Basis of Presentation

Description of the Company
Headquartered in Atlanta, Georgia, Firstwave (“Firstwave” or “Company”) is a provider of lead generation, lead nurturing and customer management and tracking solutions built upon a suite of Customer Relationship Management (CRM) products. Firstwave's solutions help customers find new prospects, continuously engage these prospects throughout the sales cycle and maintain contact with customers throughout their lifecycle. Firstwave’s modular internet marketing, sales lead, and customer management solutions help customers achieve results. The Company was incorporated in October 1984 in the State of Georgia, and has one subsidiary, Connect-Care, Inc., acquired in March 2003, which is incorporated under the laws of the State of Georgia. Our product solutions include client-server based CRM products, web-based (on demand or behind the firewall) CRM products and a series of marketing products and services integrated with our CRM product suite.

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

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a Licensing Agreement with M1 Global, an Atlanta-based technology company. Under the terms of the agreements, M1 Global has licensed the Firstwave CRM database schema to develop its future products, and is a non-exclusive reseller of Firstwave products. Although the agreements included the outsourcing of Firstwave’s Professional Services and Support functions to M1 Global, Firstwave is currently providing its own coverage in those areas and no longer pays M1 Global for these services. The agreements provide that M1 Global also pays royalty commissions to Firstwave as follows: 33% on licenses and 20% on services. During the first six months of 2006, M1 Global handled most of the professional services and paid a commission of 20% of services revenues to Firstwave. Commissions received from M1 Global for professional services for 2006 were $72,259. As we have increased our professional services staff since July of 2006, the amount of professional services provided by M1 Global to our customers, and the commissions received from M1 Global, have declined. In addition, during the first six months of 2006, M1 Global provided most of the maintenance services for our customers in exchange for a quarterly fee of $154,000 per quarter. Since July of 2006, we have hired additional personnel for customer support, and the support services provided by M1 Global have been reduced. The quarterly fees to M1 Global were approximately $90,000 in the third quarter and $78,000 in the fourth quarter of 2006. For 2007, there have been no fees paid or payable to M1Global through July 31, 2007.

On May 31, 2006, Firstwave entered into an agreement with ListK that granted Firstwave the right to use ListK’s marketing lists, custom marketing list generation capabilities, and email delivery capabilities in exchange for a royalty and services prepayment of $97,500 payable in unregistered Firstwave common stock. Fifty thousand shares of common stock were issued representing the royalty payment, calculated on the closing price of Firstwave stock at May 31, 2006, the contract closing date. Future royalty and service payments to ListK will be made partially in cash and partially in additional unregistered stock after the initial prepayment has been applied to amounts due for royalties and services delivered. Firstwave has no future performance commitments regarding the prepayment agreement. As of June 30, 2007, the balance of the prepayment is $25,111.

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

Goodwill and other intangibles
In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite useful lives must be tested periodically for impairment. Examples of matters requiring management’s judgment regarding the existence of impairment of an intangible asset, and the resulting fair value, would include management’s assessment of adverse changes in legal factors, market conditions, loss of key personnel or the sale of a significant portion of a reporting unit. If the fair value of the intangible asset is determined to be less than the carrying value, the Company would record an impairment loss. SFAS 142 prescribes a two-phase approach for impairment testing. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the second quarter of 2007 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

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

	December 31, 2006	June 30, 2007
CapGemini UK	22.9%	0.0%
Idexx Systems	23.1%	0.5%
Barclaycard	0.0%	15.5%
Northrop Grumman	0.0%	19.8%
Pro Marketing	2.7%	12.0%

Significant Customers
For the second quarter of 2006 and 2007, none of our customers contributed more than 10% of total revenue. For the six months ended June 30, 2007, none of our customers contributed more than 10% of total revenue. For the six months ended June 30, 2006, one of our customers contributed more than 10% of total revenue, Galactus, Inc., contributed 33% of total revenue due to the payment for the assignment of the .Net Integrated Development Environment tool.

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

The potentially dilutive common shares relate to options granted under the Company’s stock compensation plans and convertible preferred shares. The Company has excluded the outstanding stock options to purchase 531,919 shares of common stock from the calculations of diluted loss per share for the second quarter of 2007 and for the six months ended June 30, 2007, because all such securities are antidilutive. For the six months ended June 30, 2006, the Company excluded outstanding stock options to purchase 136,000 shares of common stock from the calculation of diluted loss for share.

Preferred shares convertible to shares of common stock outstanding but not included in the computation of diluted loss per share amounted to 872,000 shares of common stock for the second quarter of 2007 because all such securities are antidilutive.

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

As of June 30, 2007, the remaining balance of the promissory note is $600,000, and is shown as a current asset in the balance sheet as of June 30, 2007, since it is payable prior to June 30, 2008. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note and such amounts will be applied against the final payment due on the note. In accordance with APB 21,“Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through June 2007, $186,000 of such interest has been amortized, resulting in a balance of $47,000 in unamortized discount as of June 30, 2007. As of June 30, 2007, the Company had received $158,000 from the buyer with another $94,000 due as a receivable from the buyer in payments against the prepaid royalties. The balance of the prepaid royalties as of June 30, 2007 was $86,000. There was no activity from discontinued operations for the second quarter of 2006 and 2007 or for the six months ended June 30 2006 and 2007.

5. Goodwill and Intangibles

As of June 30, 2007, the Company had $354,000 of Intangible Assets and $593,000 of Goodwill as a result of acquisitions in 1998 and 2003, after subsequent amortization expense and impairment charges. Goodwill and Other Intangible Assets were evaluated for impairment at the end of the second quarter of 2007 in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” and it was determined there was no instance of impairment of recorded Goodwill or Other Intangible Assets.

The weighted average amortization period for the intangible assets with finite useful lives is six years. There are no significant residual values in the intangible assets. The Company began amortization of the above-mentioned intangible assets relating to the acquisitions effective April 1, 2003.

The following table presents details of intangible assets with finite lives (in thousands):

	December 31, 2006		June 30, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Amortizable intangible assets
Connect-Care Technology	$300	$300	$300	$300
Connect-Care Customer Relationships	900	482	900	546
Total	$1,200	$782	$1,200	$846

Aggregrate Amortization Expense
For the Six months ended June 30, 2007	$64

Estimated Amortization Expense
For the six months ending December 31, 2007	$65
For year ending December 31, 2008	$129
For year ending December 31, 2009	$129
For year ending December 31, 2010	$31

6. Stock-Based Compensation

Stock Incentive Plan
In May 2005 the shareholders of Firstwave Technologies, Inc. approved the Company’s 2005 Stock incentive Plan which provides for the granting of options and other types of awards for shares of our Company’s common stock for the Company’s employees, directors, advisors and consultants. There was an aggregate of 335,841 shares remaining available for issuance under the Company’s stock incentive plan as of June 30, 2007. Stock options granted to date generally have had an exercise price per share equal to the closing market value per share of the common stock on the day before the grant and expire ten years from the date of grant. Some of these options become exercisable in annual increments over a four-year period beginning one year from the grant date while others became immediately exercisable upon their grant.

Accounting for Share-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), which requires the measurement of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant and recognition of compensation expense over the expected vesting period. We adopted SFAS 123(R) using the modified prospective transition method, and accordingly, prior period results have not been restated. Under the transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). No stock-based compensation expense related to stock options was recognized in the Statement of Operations for options granted during periods prior to January 1, 2006, as all stock options granted prior to such date were fully vested as of December 31, 2005. The Company granted stock options to purchase 22,000 shares during the second quarter of 2006. No stock options were granted during the second quarter of 2007. In accordance with SFAS 123(R), $27,170 in stock compensation expense was recorded for the second quarter of 2007, for stock options granted prior to the second quarter of 2007. For the six months ended June 30, 2006 and 2007, respectively, $2,400 and $65,000 in stock compensation expense were recorded.

Effective January 1, 2006, expected volatilities are based on historical volatility of our stock. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The interest rate is based on the U.S. Treasury rates. The total value of the award is expensed on a straight line basis over the vesting period. As of June 30, 2007, unrecognized compensation cost related to unvested stock option awards totaled $363,194 and is expected to be recognized over a weighted average period of 4 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have adopted the transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation expense. We use the “with and without” approach, which compares the actual income taxes payable for the period to the amount of tax payable that would have been incurred absent the deduction for employee share-based awards in excess of the amount of compensation expense recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based awards in excess of expense recognized for financial reporting are considered utilized before the current period’s share-based compensation expense deduction. No tax expense was recorded during the second quarter of 2007 and 2006 or for the six months ended June 30, 2007 and 2006 because the Company’s deferred tax assets are fully reserved. Stock compensation expense reduced income before income taxes by $2,400 for the six months ended June 30, 2006 and increased loss before income taxes by $65,000 for the six months ended June 30, 2007, and such amounts were credited directly to Additional Paid in Capital. If and when all tax net loss carryforwards are utilized, we will subsequently record an income tax benefit which will also be credited to equity.

Stock Options
There were no options granted, exercised, or expired, during the three month period ended June 30, 2007. There were options to purchase 25,000 shares that were forfeited during the three month period ended June 30, 2007. The balance of outstanding stock options to purchase shares was 531,919 as of June 30, 2007.

7. Related Party Transactions

The former President and COO of the Company, who resigned from the Company on March 22, 2005, invested $30,000 in Series D Convertible Preferred Stock in June of 2004. In addition, he is the General Manager of FSI, the buyer of the Company’s UK Subsidiary as detailed above in Note 1. On May 1, 2006, he converted his Series D Convertible Preferred Stock into 10,000 shares of the Company’s common stock; therefore, no dividends have been paid to him since this conversion. For the first quarter of 2006, $675 was paid to him as dividends.

The Chairman and CEO of the Company earned $50,625 in the second quarter of 2007 and 2006 and $101,250 for the six months ended June 30, 2007 and 2006 for dividends related to his $2,250,000 investment in Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

8. Income Taxes

The Company has not recorded any income tax provisions during the six months ended 2006 or 2007 due to its tax net loss carryforwards which were fully reserved as of December 31, 2006 and June 30, 2007. As of June 30, 2007, the Company has U.S. net operating loss carryforwards of approximately $25,600,000 which expire in years 2009 through 2019.

9. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the adoption had no material effect on its consolidated financial position or results of operations as of June 30, 2007.

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

10. Subsequent Events

On August 13, 2007, Firstwave entered into Amendment #1 to the Agreement with ListK LLC dated May 31, 2006. The original Agreement is more fully described above in Note 1 to the Condensed Consolidated Financial Statements on Page 8. Amendment #1 continues Firstwave’s right to use ListK’s marketing lists, custom marketing list generation capabilities, and email delivery capabilities in exchange for a royalty and services prepayment of $625,000 payable in 300,000 shares of unregistered Firstwave common stock at a fair market value of $2.00 per share and $25,000 in cash. Firstwave has no future performance commitments regarding the prepayment. This transaction will be classified as an asset on the Company’s Consolidated Balance Sheet until used for lead generation revenues and will increase the Company’s shareholder’s equity.

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

On October 10, 2005, the Company entered into a three-year OEM/Outsourcing Agreement and a Licensing Agreement with M1 Global. Under the terms of the agreements, M1 Global has licensed the Firstwave CRM database schema to develop its future products, and is a non-exclusive reseller of Firstwave products. Although the agreements included the outsourcing of Firstwave’s Professional Services and Support functions to M1 Global, Firstwave is currently providing its own coverage in those areas and no longer pays M1 Global for these services. The agreements provide that M1 Global also pays royalty commissions to Firstwave as follows: 33% on licenses and 20% on services. During the first quarter of 2006, M1 Global handled most of the professional services and paid a commission of 20% of services revenues to Firstwave. Commissions received from M1 Global for professional services during the first quarter of 2006 were $30,651. As we have increased our professional services staff since July of 2006, the amount of professional services provided by M1 Global to our customers, and the commissions received from M1 Global, have declined. There were no commissions received from M1 Global for professional services during the second quarter of 2007. In addition, during the second quarter of 2006, M1 Global provided most of the maintenance services for our customers in exchange for a quarterly fee of $154,000. Since July of 2006, we have hired additional personnel for customer support, and the support services provided by M1 Global have been reduced. The quarterly fees to M1 Global were approximately $90,000 in the third quarter and $78,000 in the fourth quarter of 2006. For 2007, there have been no fees paid or payable to M1Global through July 31, 2007.

As of June 30, 2007, the Company employed 17 individuals, including 3 executive and administrative personnel, 4 sales and marketing personnel, 4 professional services personnel, 2 customer support personnel, and 4 employees in product innovation and development. As of June 30, 2006, the Company employed 5 individuals, including 3 executive and administrative personnel and 2 employees in product innovation and development. The increase in personnel is due to bringing the professional services and customer support services in-house, as further described above, and adding to the marketing and sales departments.

Results of Operations

Total revenues decreased 38.5% from $958,000 in the second quarter of 2006 to $589,000 in the second quarter of 2007. For the six months ended June 30, 2007, total revenues decreased 32.3% to $1,054,000 from $1,557,000 for the six months ended June 30, 2006. The decreases are primarily due to a decrease in software revenues. In the second quarter of 2006, the Company received $500,000 in payment of the assignment of its .Net Integrated Development Environment tool.

Software revenues decreased 66.8% from $542,000 in the second quarter of 2006 to $180,000 in the second quarter of 2007. For the six months ended June 30, 2007, software revenues decreased 59.3% to $240,000 from $589,000 for the six months ended June 30, 2006. In the second quarter of 2006, the Company received $500,000 in payment of a one-time transaction of the assignment of its .Net Integrated Development Environment tool. Our software revenues remain significantly dependent upon the size and timing of closing of license agreements.

Services revenues increased 360.0% from $20,000 in the second quarter of 2006 to $92,000 in the second quarter of 2007. For the six months ended June 30, 2007, services revenues increased 49.1% to $170,000 from $114,000 for the six months ended June 30, 2006. The increases are due to additional services projects. In the second quarter of 2006, the Company’s outsourcing partner, M1 Global, was performing the services for the Company’s customers, while the Company was performing those services in the second quarter of 2007.

Maintenance revenues decreased 21.5% from $396,000 in the second quarter of 2006 to $311,000 in the second quarter of 2007. For the six months ended June 30, 2007, maintenance revenues decreased 25.5% to $636,000 from $854,000 for the six months ended June 30, 2006. Maintenance revenues are the result of renewal agreements from previous software license sales as well as new license agreements. The decreases were due to reduced renewals of maintenance agreements from existing customers and reduced new software licenses.

Cost of software revenues decreased 101.4% from $212,000 in the second quarter of 2006 to ($3,000) in the second quarter of 2007.  In the first quarter of 2007, the Company had recorded $9,000 for lead generation activities as Cost of Software Revenues rather than Sales and Marketing Expense as recorded in prior quarters.  Although immaterial, the Company reclassified the amount to Sales and Marketing Expense, which resulted in a negative balance in Cost of Software Revenues for the second quarter of 2007. Cost of software revenues includes amortization of capitalized software costs, costs of third party software, media costs, and documentation materials. The decreases are due to the costs associated with the assignment of the .Net Integrated Development Environment tool and capitalized software amortization expense in the second quarter of 2006. There was no amortization expense in the second quarter of 2007 or for the six months ended June 30, 2007.

Cost of revenues for services increased from $2,000 in the second quarter of 2006 to $89,000 in the second quarter of 2007. For the six months ended June 30, 2007, cost of revenues for services increased to $203,000 from $4,000 for the six months ended June 30, 2006. The increases are primarily due to an increase in personnel to perform professional services rather than outsourcing professional services to M1 Global.

Cost of revenues for maintenance decreased 68.2% from $179,000 in the second quarter of 2006 to $57,000 in the second quarter of 2007. For the six months ended June 30, 2007, cost of revenues for maintenance decreased 66.9% to $118,000 from $357,000 for the six months ended June 30, 2006. The decreases are the result of the quarterly fees paid to M1 Global under the outsourcing arrangement in the second quarter of 2006 and for the six months ended June 30, 2006 for the support of our domestic customers, offset by additional personnel in-house to handle the support services in the second quarter of 2007 and for the six months ended June 30, 2007. There were no fees paid to M1 Global in the second quarter of 2007 or for the six months ended June 30, 2007, and there were $154,000 in fees paid to M1 Global in the second quarter of 2006 and $308,000 in fees paid to M1 Global for the six months ended June 30, 2006.

Sales and marketing expense increased 1175.0% from $28,000 in the second quarter of 2006 to $357,000 in the second quarter of 2007. For the six months ended June 30, 2007, sales and marketing expense increased 551.9% to $528,000 from $81,000 for the six months ended June 30, 2006. The increases are due to added sales and marketing activity and personnel costs in the second quarter of 2007 and for the six months ended June 30, 2007, as well as increased costs associated with the prepaid software royalty fees from FSI.

The Company’s product development expenses increased 115.1% from $73,000 in the second quarter of 2006 to $157,000 in the second quarter of 2007. For the six months ended June 30, 2007, product innovation and development expenses increased 120.7% to $331,000 from $150,000 for the six months ended June 30, 2006. The increases are primarily related to increases in payroll costs associated with additional personnel. No development costs have been capitalized during 2006 or 2007.

General and administrative expenses increased 11.4% from $210,000 in the second quarter of 2006 to $234,000 in the second quarter of 2007. For the six months ended June 30, 2007, general and administrative expenses increased 5.4% to $488,000 from $463,000 for the six months ended June 30, 2006. The increases are primarily due to an increase in rent expense.

Dividends on preferred stock were $71,000 for the second quarter of 2006, and $70,000 for the second quarter of 2007. For the six months ended June 30, 2007, total dividends on preferred stock were $140,000, and for the six months ended June 30, 2006, total dividends on preferred stock were $142,000.

The above factors combined to result in a net loss applicable to common shareholders of $358,000 in the second quarter of 2007 compared to net income applicable to common shareholders of $210,000 in the second quarter of 2006. Net loss per basic and diluted share was $0.12 for the second quarter of 2007 compared to net income per basic share of $0.08 and net income per diluted share of $0.07 in the second quarter of 2006. For the six months ended June 30, 2007, net loss applicable to common shareholders was $738,000 compared to net income applicable to common shareholders of $24,000 for the six months ended June 30, 2006. Net loss per basic and diluted share for the six months ended June 30, 2007 was $0.26 compared to net income per basic and diluted share of $0.01 for the six months ended June 30, 2006. For the second quarter of 2006, the number of basic weighted average shares outstanding was 2,784,000 and the number of diluted weighted average shares outstanding was 2,811,000, compared to 2,880,000 basic and diluted outstanding shares for the second quarter of 2007.

Balance Sheet

Cash and cash equivalents of $1,016,000 at June 30, 2007 increased 1.9% from the cash and cash equivalents balance of $997,000 at December 31, 2006. The increase is primarily due to the payment of the note receivable by FSI in June of 2007, offset by the cash used in operating activities of the business, which includes costs of additional personnel, administrative costs, and lower maintenance revenues.

Net accounts receivable increased 39.1% from $248,000 at December 31, 2006 to $345,000 at June 30, 2007, primarily due to increased services revenues invoiced and outstanding as of June 30, 2007. Prepaid expenses decreased 39.5% from $425,000 at December 31, 2006 to $257,000 at June 30, 2007, primarily due to reductions in the prepaid royalty expenses associated with the FSI agreement. Net property and equipment decreased 12.7% from $55,000 at December 31, 2006 to $48,000 at June 30, 2007 as a result of year-to-date depreciation. Intangible assets decreased 15.3% from $418,000 at December 31, 2006 to $354,000 at June 30, 2007, due to year-to-date amortization expense. There was no capitalized software development balance as of June 30, 2007.

Accounts payable decreased 8.0% from $138,000 as of December 31, 2006 to $127,000 as of June 30, 2007 due to payments made at the end of the second quarter of 2007 for operating activities. Deferred revenue decreased 3.8% from $703,000 at December 31, 2006 to $676,000 at June 30, 2007 due to decreases in and the timing of billing for annual maintenance renewals. Accrued employee compensation and benefits increased 30.5% from $59,000 as of December 31, 2006 to $77,000 at June 30, 2007, primarily as a result of an increase in the number of personnel. Other accrued liabilities decreased 33.33% from $30,000 at December 31, 2006 to $20,000 as of June 30, 2007 primarily due to lower sales tax payable.

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

As of June 30, 2007, the remaining balance of the promissory note is $600,000, and is shown as a current asset in the balance sheet as of June 30, 2007, since it is payable prior to June 30, 2008. Under the License Agreement, Buyer will pay quarterly royalty amounts to the Company if such royalty amounts exceed the quarterly payments due under the Promissory Note and such amounts will be applied against the final payment due on the note. In accordance with APB 21, “Interest on Receivables and Payables,” imputed interest was calculated at 8%, resulting in an unamortized discount at May 31, 2005 totaling $233,000 and recorded as a direct reduction from the face amount of the note. Through June 2007, $186,000 of such interest has been amortized, resulting in a balance of $47,000 in unamortized discount as of June 30, 2007. As of June 30, 2007, the Company had received $158,000 from the buyer with another $94,000 due as a receivable from the buyer in payments against the prepaid royalties. The balance of the prepaid royalties as of June 30, 2007 was $86,000. Total payments against the note receivable since the effective date have totaled $1,019,000, with the final payment of $600,000 due June of 2008.

Liquidity and Capital Resources

Cash and cash equivalents of $1,016,000 at June 30, 2007 increased 1.9% from the cash and cash equivalents balance of $997,000 at December 31, 2006. The increase is primarily due to the payment of the note receivable by FSI in June of 2007, offset by the cash used in operating activities of the business, which includes costs of additional personnel, administrative costs, and lower maintenance revenues.

Our future capital requirements will depend on many factors, including our ability to generate positive cash flows, continue to collect the note receivable from FSI, retain our maintenance revenues from existing customers, control expenses, and generate additional revenues from other sources. Any projections of future cash needs and cash flows are subject to substantial uncertainty. We have no material commitments for capital expenditures. We do not believe that inflation has historically had a material effect on our Company's results of operations. We have expanded our employee base, increased our sales and marketing activities, and have moved into new facilities. We anticipate that these new expenditures will have an impact on our operating costs, cash flows, and requirements for capital.

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

Item 5. Effect of New Accounting Pronouncements

None

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the Company’s Form 10K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. One risk factor has been added.
We may fail to meet the continued listing requirements of the NASDAQ Capital Market, which may cause our stock to be delisted and to become subject to the "penny stock" regulations.

To maintain our listing on the NASDAQ Capital Market, we are required, among other things, to maintain a minimum shareholder’s equity of at least $2.5 million. On June 30, 2007, our shareholder’s equity balance was $2.25 million.  We have not received a notice from NASDAQ, and we believe that the transaction described above in Note 10 to the Condensed Consolidated Financial Statements on Page 13 has now increased our shareholder's equity back above $2.5 million.  While we believe that our shareholder's equity is now above the minimum requirement, there is no guarantee that we will be able to maintain the requirements for continued listing. If our shares are delisted from NASDAQ, our stockholders could find it difficult to sell our stock and the market price and market liquidity of our common stock may be adversely affected. If our common stock is delisted from NASDAQ, we may apply to have our shares quoted on NASDAQ’s Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the NASDAQ Capital Market. In addition, if our shares are no longer listed on NASDAQ or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. In general, regulations of the SEC define a "penny stock" to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC. If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected. Accordingly, the ability of holders of our common stock to sell their shares in the secondary market may also be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 3, 2007, in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

1. Votes cast for or withheld regarding the election of six (6) Directors

Name of Nominee	Votes For	Votes Withheld

Roger A. Babb	3,303,385	93,433
Richard T. Brock	3,346,574	50,244
I. Sigmund Mosley	3,303,421	93,397
John N. Spencer, Jr.	3,303,518	93,300
John N. Sterling	3,352,517	44,301
Judith A. Vitale	3,347,783	49,035

The nominees for directors were elected by a majority.

2. Ratification of selection of Cherry, Bekaert & Holland, L.L.P. as the Company’s independent auditors

Votes For	Votes Against	Abstain

3,370,134	23,875	2,809

The ratification was adopted by a majority.

Item 5. Other Information
On August 13, 2007, Firstwave entered into Amendment #1 to the Agreement with ListK LLC dated May 31, 2006. Amendment #1 continues Firstwave’s right to use ListK’s marketing lists, custom marketing list generation capabilities, and email delivery capabilities in exchange for a royalty and services prepayment of $625,000 payable in 300,000 shares of unregistered Firstwave common stock at a fair market value of $2.00 per share and $25,000 in cash. The exhibits to Amendment #1 detail the pricing for the various services. Firstwave has the ability to renew at similar level pricing if it so chooses. All other terms and conditions of the original agreement are followed. Firstwave has no future performance commitments regarding the prepayment.

Item 6. Exhibits
The Exhibits to this Report on Form 10Q are listed in the accompanying Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTWAVE TECHNOLOGIES, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Richard T. Brock
Richard T. Brock
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.