Form 10-Q
period 2014-09-30
Textmunication Holdings, Inc.
filed 2014-11-28
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2014

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________ to__________

  Commission File Number: 333-196598

Textmunication Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	58-1588291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1940 Contra Costa Blvd. Pleasant Hill, CA 94523
(Address of principal executive offices)

925-777-2111
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,957,130 as of November 13, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statement of Changes in Stockholder’s Deficit for the nine months ended September 30, 2014;
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Textmunication Holdings, Inc.

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

	2014	2013
Assets

Current Assets
Cash	$43	$1,416
Accounts receivable, net	7,297	4,879
Due from related party	3,000	3,000
Total Current Assets	10,340	9,295

Equipment, net	1,742	-

Total Assets	$12,082	$9,295

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$226,029	$88,388
Loans payable	50,742	1,112
Loans payable - related party	11,750	10,000
Convertible promissory notes, net of discount	154,175	68,369
Total Current Liabilities	442,696	167,869

Convertible promissory notes, net of discount	9,950	-
Total Liabilities	452,646	167,869

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued and outstanding	-	-
Common stock, 250,000,000 shares authorized, $0.0001 par value, 67,082,130 issued and outstanding	6,708	6,708
Additional paid in capital	38,141	847
Accumulated deficit	(485,413)	(166,129)
Total Stockholders' Deficit	(440,564)	(158,574)

Total Liabilities and Stockholders' Deficit	$12,082	$9,295

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales	$77,261	$103,596	$259,567	$290,554

Cost of sales	61,392	31,406	112,202	56,688

Gross Profit	15,869	72,190	147,365	233,866

Selling, general and administrative expenses	186,755	69,666	358,996	226,051

Income (loss) from operations	(170,886)	2,524	(211,631)	7,815
Other (income) expense
Amortization of debt discount	26,376	4,142	78,055	4,142
Interest expense	19,299	503	29,598	503
Total other (income) expense	45,675	4,645	107,653	4,645

Net income (loss)	$(216,561)	$(2,121)	$(319,284)	$3,170

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding - basic	67,082,130	64,512,166	67,082,130	$64,512,166

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding - diluted	67,082,130	64,512,166	67,082,130	84,519,758

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statement of Changes in Stockholder's Deficit

For the Nine Months Ended September 30, 2014

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2012	33,220	$3	$64,512,166	$6,451	$(1,831)	$(28,722)	$(24,099)

Capital contributed by shareholder					1,524		1,542

Net loss, year ended December 31, 2012						(25,460)	(25,460)

Balance, December 31, 2012	33,220	3	64,512,166	6,451	(307)	(54,182)	(48,035)

Conversion of preferred stock to common	(33,220)	(3)	174,362	$17	$(14)

Common stock issued in settlement of debt			1,000,000	100	(100)

Common stock issued with convertible debt			750,000	75	(75)

Effect of merger and recapitalization			645,602	65	46		111

Warrants issued with convertible debt					1,297		1,297

Net loss, year ended December 31, 2013						(111,947)	(111,947)

Balance, December 31, 2013	-	-	67,082,130	6,708	847	(166,129)	(158,574)

Warrants issued with convertible debt					37,294		37,294

Net loss, nine months ended September 30, 2014						(319,284)	(319,284)

Balance, September 30, 2014	-	$-	67,082,130	$6,708	$38,141	$(485,413)	$(440,654)

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(319,284)	$3,170
Adjustments to reconcile net (loss) income to net cash used in operating activities
Amortization of debt discount	78,055	4,142
Stock based compensation		-
Depreciation	436	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,683)	1,383
Prepaid expenses	1,265	(1,308)
Increase (decrease) in:
Accounts payable	137,636	10,434
Net Cash (Used In) Provided by Operating Activities	(105,575)	17,821

Cash Flows From Investing Activities
Purchase of equipment	(2,178)	-
Net Cash Used By Investing Activities	(2,178)	-

Cash Flows From Financing Activities:
Payments of loans payable	(1,112)	-
Proceeds from loans payable	52,492	-
Proceeds from convertible promissory notes	55,000	-
Payment on Note Payable	-	(5,555)
Net Cash Provided By Financing Activities	106,380	(5,555)

Net Change in Cash	(1,373)	12,266

Cash at beginning of period	1,416	-

Cash at end of period	$43	$12,266

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount on convertible debentures	$37,299	$76,429

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2013 and notes thereto contained in the Company’s registration Statement filed September 18, 2014 on Form S-1/A.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2014, the Company has an accumulated deficit of $485,413. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Net income (loss) per Common Share

Basic net income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.

Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Since the Company reflected net income for the nine months ended September 30, 2013, and losses for the three and nine months ended September 30, 2014 and the three months ended September 30, 2013, the Company has presented separate computations of basic and diluted income per share for all periods. However, the amounts reflected for those periods with losses do not reflect the effect of common stock equivalents due to their anti-dilutive effect.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Textmunication Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consists of the following as of September 30, 2014 and December 31, 2013

Description	September 30, 2014	December 31, 2013
In connection with the SEA, the Company assumed three convertible promissory notes for an aggregate of $13,670, net of debt discount. The notes mature on September 14, 2014 and accrue interest at a rate of 12% per annum. The note principal is convertible at a price of $.00382 per share. At issuance the fair market value of the Company’s common stock was $.013 per share. The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the fair market value of the common stock on the date the note was issued. The beneficial conversion feature was recorded at the debt’s inception as a discount of the debt of $76,429 and is being amortized over the lives of the convertible debt. Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $53,231 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2014 and 2013 was $6,859 and $0, respectively.

One of the holders of the convertible promissory notes with a principal value of $25,476, entered into note purchase and assignment agreements whereby half of the principal of the note was assigned to two separate note holders. The original note was substituted and replaced by two amended and restated 12% convertible promissory notes with restated principal amounts of $12,738 each. All other terms of the original note remain in effect.	$76,429	76,429

In connection with the SEA, the Company assumed a convertible note for an aggregate of $36,363, net of debt discount. The note matures on November 7, 2014 and interest accrues at a rate of 20% per annum. The note principal is convertible into common stock at the rate of $.001 per share or 50 million shares of the Company’s common stock but such conversion can only take effect upon default of the note. The note is secured by 59,400,000 shares of the Company’s common stock. In conjunction with the note the Company issued 750,000 shares of restricted common stock and 1,000,000 common stock purchase warrants exercisable for twelve months at $.10 per warrant for one share of Company common stock.

The relative fair value of the common stock and warrants at the debt’s inception of $6,884 and $9,121, respectively were recorded as a discount to the debt and are being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 606.16%; no dividend yield; and a risk free interest rate of 0.11%. Amortization of debt discount during the nine months ended September 30, 2014and 2013 was $13,637 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $0 and $13,637, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2014 and 2013 was $7,480 and $0, respectively.	50,000	50,000

On November 17, 2013, the Company issued a $10,000 convertible promissory note. The note matures on May 17, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the note, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $1,297 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 608.68%; no dividend yield; and a risk free interest rate of 0.13%.

Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $649 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $544 and $979, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2014 and 2013 was $898 and $0, respectively.	10,000	10,000

On January 20, 2014, the Company issued a $5,000 convertible promissory note. The note matures on August 1, 2015 and accrues interest at a rate of 6% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the note, the Company issued 50,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $651 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 588.26%; no dividend yield; and a risk free interest rate of 0.11%.

Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $295 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $356 and $0, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2014 and 2013 was $58 and $0, respectively.

5,000	-

On February 13, 2014, the Company issued two $5,000 convertible promissory notes. The notes mature on May 31, 2015 and accrue interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the notes, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $3,324 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 600.29%; no dividend yield; and a risk free interest rate of 0.12%.

Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $1,612 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $1,712 and $0, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2014 and 2013 was $152 and $0, respectively.

10,000	-

On March 10, 2014, the Company issued a $10,000 convertible promissory note. The note matures on December 10, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the notes, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $3,324 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 600.26%; no dividend yield; and a risk free interest rate of 0.12%.

Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $1,060 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $2,264 and $0, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2014 and 2013 was $671 and $0, respectively.	10,000	-

On April 17, 2014, the Company issued a $10,000 convertible promissory note. The note matures on October 17, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the notes, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $8,000 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 444.14%; no dividend yield; and a risk free interest rate of 0.11%.

Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $4,011 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $3,989 and $0, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2014and 2013 was $848 and $0, respectively.	10,000	-

On May 29, 2014, the Company issued a $10,000 convertible promissory note. The note matures on December 10, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the notes, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $8,400 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 290.82%; no dividend yield; and a risk free interest rate of 0.10%.

Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $4,211 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $4,189 and $0, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2014 and 2013 was $408 and $0, respectively.	10,000	-

On July 7, 2014, the Company issued a $10,000 convertible promissory note. The note matures on July 7, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the notes, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $8,400 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 290.82%; no dividend yield; and a risk free interest rate of 0.12%.

Amortization of debt discount during the nine months ended September 30, 2014 and 2013 was $2,000 and $0, respectively and the unamortized discount at September 30, 2014 and December 31, 2013 was $6,400 and $0, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2014 and 2013 was $279 and $0, respectively.	10,000

Total convertible notes payable	191,429	136,429
Less discounts	131,029	93,731
Add amortization	103,725	25,670
Convertible notes net of discount	164,125	68,369
Less net of current portion	154,175	68,369
Convertible notes, net of non-current	$9,950	-

Note 4 – WARRANTS

On January 20, 2014, the Company issued 50,000 warrants with an exercise price of $0.125 per share in conjunction with a $5,000 convertible promissory note. The warrants are exercisable at any time for one year following the execution of the agreement.

On February 13, 2014, the Company issued 100,000 warrants with an exercise price of $0.125 per share in conjunction with two $5,000 convertible promissory notes. The warrants are exercisable at any time for one year following the execution of the agreement.

On March 10, 2014, the Company issued 100,000 warrants with an exercise price of $0.125 per share in conjunction with a $10,000 convertible promissory note. The warrants are exercisable at any time for one year following the execution of the agreement.

On April 17, 2014, the Company issued 100,000 warrants with an exercise price of $0.125 per share in conjunction with a $10,000 convertible promissory note. The warrants are exercisable at any time for one year following the execution of the agreement.

On May 29, 2014, the Company issued 100,000 warrants with an exercise price of $0.125 per share in conjunction with a $10,000 convertible promissory note. The warrants are exercisable at any time for one year following the execution of the agreement.

On July 7, 2014, the Company issued 100,000 warrants with an exercise price of $0.125 per share in conjunction with a $10,000 convertible promissory note. The warrants are exercisable at any time for one year following the execution of the agreement.

Outstanding share purchase warrants consisted of the following as of September 30, 2014and December 31, 2013:

Expiration Date	Exercise price per share	Balance December 31, 2013	Issued	Exercised	Balance September 30, 2014
November 7, 2014	$0.10	1,000,000	-	-	1,000,000
November 17, 2014	$0.125	100,000	-	-	100,000
January 20, 2015	$0.125	-	50,000	-	50,000
February 13, 2015	$0.125	-	100,000	-	100,000
March 10, 2015	$0.125	-	100,000	-	100,000
April 17, 2015	$0.125		100,000		100,000
May 29, 2015	$0.125		100,000		100,000
July 7, 2015	$0.150		100,000		100,000
Total Warrants Outstanding		1,100,000	550,000	-	1,650,000

Weighted average exercise price		$0.102	$0.125		$0.110
Average remaining contractual term (years)		0.87			0.42

Textmunication Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5– RELATED PARTY TRANSACTIONS

In September 2014, the Company received a loan of $1,750 from a relative of the CEO. The loan is unsecured and bears interest at 8% and is due upon demand.

Note 6 – SUBSEQUENT EVENTS

On October 1, 2014, the Company received a loan of $1,000 from a relative of the CEO. The loan is unsecured and bears interest at 8% and is due upon demand.

On October 26, 2014, three convertible note holders converted $34,380 in principal into 9,000,000 shares of the Company’s common stock in accordance with their note agreements.

On November 4, 2014, the Company issued 125,000 units to an investor for cash proceeds of $12,500. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $0.25 per share. The warrant expires on December 31, 2017.

On November 13, 2014, the Company entered into a Note Restructure Agreement whereby the Company and a note holder agreed to extend a Senior Secured Convertible Promissory Note in the amount of $50,000 and with an original maturity date of November 7, 2014 until June 30, 2015. In consideration for extension of the due date of the note, the Company agreed to issue to the note holder 1,000,000 shares of the Company’s restricted common stock and to pay $3,750 in interest, of which it is in arrears, in three equal monthly payments of $1,250 starting on November 30, 2014, and to make scheduled future quarterly interest payments of $2,500 on February 7, 2015 and May 7, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We are a leader in the mobile marketing and loyalty space industry, providing cutting-edge mobile marketing solutions, rewards and loyalty to our clients. With a powerful yet intuitive suite of services, clients are able to reach more customers faster and reward them for repeat business. We help clients reach their marketing and revenue goals by educating clients with the most effective tools in mobile marketing, rewards, paperless redemption and loyalty.

For the past 4 years, we have grown to over 800 clients in the United States, Canada and Mexico. Our goal is to achieve 15,000 clients by the fourth quarter of 2014. We hope to achieve this by expanding our focus to include more restaurants, retailers, entertainment venues and partnership opportunities, which already have a relationship with our target market to help both monetize and deliver ROI to joint clients.

Our principal executive office is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523 and our telephone number is (925) 777-2111.

Management

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have 5 employees, including a CEO, Director of Sales, Lead Developer, VP of Operations, and Client Success Manager, and 7 consultants that assist with mobile consulting, systems engineering, social media efforts and graphic design, on an as-needed basis. We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Asefi Wais. His employment agreement obligates us to pay him $100,000 annually. In order to compensate him and all of the above managerial and administrative support, we will require $385,000 in the next twelve months.

Marketing Plan and Personnel

The goal is to build engaging content for potential clients to make it clear what we do and that we excel at it. The target audience for potential and existing clients is primarily small to medium businesses.

Our objectives to meet this goal include the following:

●	revamping our website and setting up Google analytics for tracking SEO and keywords;

●	setting up accounts for Facebook and LinkedIn for paid advertisements;

●	designing and participating in various social media sites;

●	blogging, preparing newsletters, and engaging in email campaigns; and

●	hosting web seminars with attendance driven by the foregoing;

To accomplish these objectives, we will need to hire bloggers, programmers, and graphic, web and video developers. We estimate the cost for these personnel at $115,000 in the next twelve months.

We also need to revamp our website, purchase marketing software and materials, Google Analytics, hire IR/PR consultants, set aside money for conventions, and advertise for Facebook, LinkedIn and other social media. We estimate these expenses at $340,000 for the next twelve months.

Sales Personnel

We intend to hire sales personnel to help grow our business. Our anticipated sales force will work in teams of two. There will be a position for LDR (Lead Development & Research), who is responsible for originating new leads and converting those leads into scheduled appointments for an AR (Account Representative), who will perform an online demo overview about our company and the services we offer. We expect to pay an LDR $25,000 annually and the AR $30,000 annually.

We hope to eventually have a team in place for each of our targeted customer groups, which are as follows:

1.       Lifestyle: salons, spas, health clubs, gyms, fitness centers, massage, hotels, etc.

2.       Entertainment: golf, comedy, bars & nightclubs, casinos, bowling, etc,

3.       Food & restaurant: QSR and restaurant style

4.       Retail: automotive, clothing, apparel, car washes

As we continue to grow, sales teams will be added in each targeted customer group according to geographic region.

From our past experience, one team should be able to reach out to 1,600 contacts, and yield 60 demos per month. With this forecast, which is really just an estimate, one team could generate $6,000 in new sales per month. We hope to hire 2 teams for a total of $110,000 in the next twelve months.

We will have one Sales Director over teams and more may be added as our company grows and our geographical customer base expands. The sales Director is responsible for leading and developing the sales team, organizing and assigning industry specifics and regions, and working hand in hand with current and new partners for sustained growth. We have one Sales Director already and do not plan on using the proceeds of our public offering to hire anymore.

Professional Fees

We expect to spend roughly $50,000 in professional fees for legal and accounting support in the next twelve months.

Our Budget

Our optimum level of growth for success will be achieved if we are able to raise $1,000,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. If we are unable to raise $1,000,000 our ability to implement our business plan and achieve our goals will be significantly diminished.

We have generated revenue but we have experienced a history of losses. At September 30, 2014 we had cash on hand of $43 and an accumulated a deficit of $485,413. Our monthly expenses have historically been approximately $18,000 and we have had sufficient revenues to cover those expenses in the past. The added costs of going public have resulted in a monthly burn rate of approximately $10,600 in recent months. Thus, even though our revenues fund most of our operating expenses, we have taken on small loans to help bridge the gap with the onset of accounting and professional fees in connection with going public. We have raised approximately $160,000 in small loans since September 2013. There is no guarantee that these small loans will be available to us in the future. We expect that we will not be able to continue operations beyond 6 months with our current available capital resources, which presently consist of $43 in cash and our monthly revenues, without obtaining additional funding or generating more revenues. We will need at a minimum $100,000 in capital to fund operations in the next 12 months.

We plan to ramp up operations to generate additional revenues beyond our existing revenues but this will require additional funding. We anticipate that additional funding will be needed for general administrative expenses, business development, marketing costs and support materials. We hope to raise $1,000,000 in our public offering to conduct such activities in the next twelve months.

Results of Operation for Three Months Ended September 30, 2014 and 2013

Revenues

For the three months ended September 30, 2014, we earned revenues in the amount of $77,261, as compared with revenues of $103,596 for the three months ended September 30, 2013. The decrease of $26,335 is due to a temporary lull in sales.

For the nine months ended September 30, 2014, we earned revenues in the amount of $259,567, as compared with revenues of $290,554 for the nine months ended September 30, 2013. The decrease of $30,987 was due to a change in our target market. In the previous year, we focused our marketing effort on quick sale restaurants. In the current year we are focused on enterprise and API projects in the health and fitness industries.

Cost of Sales

Cost of sales was $61,392 and $31,406 for the three months ended September 30, 2014 and 2013, respectively. The increase of $27,286 was due to additional costs incurred as we switched SMS service providers and expanded into Canada.

Cost of sales was $112,202 and $56,688 for the nine months ended September 30, 2014 and 2013, respectively. The increase of $55,514 was due to additional costs incurred as we switched SMS service providers and expanded into Canada.

Operating Expenses

Our operating expenses were $186,755 for the three months ended September 30, 2014, as compared with $69,666 for the three months ended September 30, 2013. Our operating expenses for the three months ended September 30, 2014 mainly consisted of commissions of $1,768, consulting fees of $21,685, payroll of $33,390, and professional fees of $64,457 compared to commissions of $4,271, consulting fees of $31,700, payroll of $8,175 and rent of $10,624 for the three months ended September 30, 2013.

Our operating expenses were $358,996 for the nine months ended September 30, 2014, as compared with $226,051 for the nine months ended September 30, 2013. Our operating expenses for the nine months ended September 30, 2014 mainly consisted of commissions of $11,358, consulting fees of $91,556, professional fees of $74,457, payroll of $47,983 and rent of $14,684 compared to commissions of $51,364, consulting fees of $90,435, professional fees of $570, payroll of $15,614 and rent of $23,693 for the nine months ended September 30, 2013.

Other Expenses

We had other expenses of $45,675 for the three months ended September 30, 2014 and other expenses of $4,645 for the same period ended September 30, 2013. Other expenses for the three months ended September 30, 2014 consisted of $26,376 in amortization of debt discount and $19,299 in interest expenses. Other expenses for the three months ended September 30, 2013 consisted of $4,142 in amortization of debt discount and $503 in interest expenses.

We had other expenses of $107,653 for the nine months ended September 30, 2014 and other expenses of $4,645 for the same period ended September 30, 2013. Other expenses for the nine months ended September 30, 2014 consisted of $78,055 in amortization of debt discount and $29,598 in interest expenses. Other expenses for the nine months ended September 30, 2013 consisted of $4,142 in amortization of debt discount and $503 in interest expenses.

Net Loss

We had a net loss of $216,561 for the three months ended September 30, 2014, as compared with net loss of $2,121 for the three months ended September 30, 2013.

We had a net loss of $319,284 for the nine months ended September 30, 2014, as compared with net income of $3,170 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $10,340. Our total current liabilities as of September 30, 2014 were $442,696. We had a working capital deficit of $432,356 as of September 30, 2014.

Cash flows from Operating Activities

Operating activities used $105,575 in cash the nine months ended September 30, 2014. Our net loss of $319,284 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $78,055 and an increase in accounts payable of $137,636.

Cash flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2014 amounted to $106,380 and consisted mostly of proceeds from the sale of convertible promissory notes and proceeds from loans.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We anticipate needing approximately $1,000,000 in the next 12 months. We only have $43 in cash as of September 30, 2014 and this amount is not sufficient for our needs.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of September 30, 2014, we have an accumulated deficit of $485,413. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Textmunication Holdings, Inc. and its wholly-owned subsidiary, Textmunication, Inc. (collectively referred to as the Company). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2014, the Company has an accumulated deficit of $485,413. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the Note principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

● Level 1 - Quoted prices in active markets for identical assets or liabilities.

● Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

● Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The fair value of the accounts receivable, accounts payable, notes payable are considered short term in nature and therefore their value is considered fair value.

Convertible Instruments

The Company accounts for convertible debt with beneficial conversion features in accordance with ASC 470-20, which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature as a discount to the debt. The recognition is done by allocating a portion of the proceeds equal to the intrinsic value of that feature as a debt discount. The intrinsic value is calculated as the difference between the effective conversion price of the convertible debt and the fair value of the shares at issuance date.

Warrants

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method. Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital.

The Company recognized the value of detachable warrants issued in conjunction with issuance of notes payable using the Black-Scholes pricing model. The Company recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is being amortized over the term of the underlying debt instrument.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $0 and bad debt expense was $0 for the three and six months ended September 30, 2014 and 2013.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product. The Company expenses all advertising costs as incurred. For the three months ended September 30, 2014 and 2013, advertising expenses were $0 and $0, respectively.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or (“ASC”), 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured.

Thus, we recognize subscription revenue on a monthly basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual or annual basis, at the customer’s option.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future federal and state income taxes. Any interest charges on underpayment or other assessments are recorded as interest expense. Any penalties are recorded in Operating Expenses.

Net income (loss) per Common Share

Basic net income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.

Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Since the Company reflected a net loss for the three and nine months ended September 30, 2014, the effect of considering any common stock equivalents would have been anti-dilutive and therefore a separate computation of diluted loss per share is not presented. The Company did not have any common stock equivalents during the three and nine months ended September 30, 2013.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 7, 2014, we issued a $10,000 convertible promissory note. The note matures on July 7, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the note, we issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share.

On October 26, 2014, three convertible note holders converted $34,380 in principal into 9,000,000 shares of our common stock in accordance with their note agreements.

On November 13, 2014, the Company entered into a Note Restructure Agreement whereby we and a note holder agreed to extend a Senior Secured Convertible Promissory Note in the amount of $50,000 and with an original maturity date of November 7, 2014 until June 30, 2015. In consideration for extension of the due date of the note, we agreed to issue to the note holder 1,000,000 shares of our restricted common stock and to pay $3,750 in interest, of which it is in arrears, in three equal monthly payments of $1,250 starting on November 30, 2014, and to make scheduled future quarterly interest payments of $2,500 on February 7, 2015 and May 7, 2015.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On October 14, 2014, our registration statement on Form S-1 (File No. 333-196598) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 125,000 Units (where each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25 per share) at a price to the public of $0.10 per Unit resulting in proceeds to us of $12,500. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on October 14, 2014 pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.
Date:	November 28, 2014
By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

