Form 10-K
period 2014-12-31
Textmunication Holdings, Inc.
filed 2015-04-15
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

  For the transition period from _________ to ________

Commission file number: 000-21202

Textmunication Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	58-1588291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Contra Costa Blvd. Pleasant Hill, CA	94523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 925-777-2111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 77,437,130 common shares as of April 14, 2015.

PART I

Item 1. Business

Overview

We are a developing player in the mobile marketing and loyalty industry, providing cutting-edge mobile marketing solutions, rewards and loyalty to our clients. With a powerful yet intuitive suite of services, clients are able to reach more customers faster and reward them for repeat business. We help clients reach their marketing and revenue goals by educating clients with the most effective tools in mobile marketing, rewards, paperless redemption and loyalty.

Our principal executive office is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523 and our telephone number is (925-777-2111).

For the past 4 years, we have grown to over 800 clients in the United States, Canada and Mexico. We have achieved this with an expanded focus on a variety of industries, including restaurants, retailers, entertainment venues and other partnership opportunities. As set forth in more detail below, we have decided to focus our energy on the gym, health and fitness club market.

Principal Products and Services

In General

We are an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. We provide a mobile marketing platform where merchants can send customers the most up-to-date offers, discounts, alerts and events schedules, such as, for instance, happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through us by opting keywords designated to the merchant’s keywords. This allows consumers to take their information wherever they go and learn about the latest buzz as soon as it is available, providing the consumer with events, deals, and messages on their cellphone via SMS messaging. We are a mobile marketing platform that connects the mass consumer to the content that they crave – anywhere, anytime, through virtually any mobile device for all local events and promotions.

Our mobile marketing solutions apply to any industry, offering a new and innovative way to reach out to a merchant’s customer base. Some examples include:

●	Bars – happy hours, special events, discount pricing;

●	Boutiques – invite only trunk show, spring sale, discount on a particular clothing line, carrying a new line of clothes;

●	Dentists – special promotion for teeth whitening;

●	Salons – promotion on products, new line of products, introducing a new stylist;

●	Restaurants – Dine about town participation, discount coupons; and

●	Real Estate Agents – Introducing a new home on the market, price reduction, or an open house event.

Additionally, we are a mobile marketing platform that allows merchants to get more impact out of their promotions. Our merchants will be able to recommend promotions to their customers proactively, which will help merchants increase foot traffic and revenue. Utilizing the information that is being collected, our merchants can better target their clients. This system empowers merchants and enables them to adjust programs at a moment’s notice.

Our Focus

We began providing SMA text advertising in 2009 to small businesses, including bars, salons, restaurants and medical professionals. We have changed our strategy and decided that instead of directing our energy on smaller businesses we will focus on larger chain and franchise businesses in the Gym, Health and Fitness Club market place offering unique automated solutions to help clubs communicate with their members and increase membership. In order to entrench ourselves as firmly as possible in this marketplace we have begun to be an add-on service provided with companies that provide billing solutions to the Gym, Health & Fitness Club market place. We now have relationships with the following Gym, Health & Fitness Club billing providers: ASF Payment Solutions, Club Ready, ABC Financial, National Fitness and Jonas Fitness. These sources have access to a combined 10,400 gyms and fitness centers.

Below is a list of services that we intend to perform for the health and fitness industry:

SMS Texting

New Sales:

●	Leads/Inquiries (e.g., Text gym to 87365 for an 8 day pass)

●	Appointment reminders (daily sales appointments/automated)

●	Referrals/Referral programs

●	Gym locator & directions (e.g., find your nearest club Text zip code to 87365)

●	Welcome to the club text to new members (combined w/ an offer, guest pass for a friends, personal training, and more)

Inside sales:

●	Bring a guest (or more) free day, week or month

●	Upgrades

●	Retail & juice zone

●	Personal training sales

●	Membership renewals (automated)

Member Communication & retention:

●	Fitness & diet tips

●	Class updates

●	Event info

●	Happy B-day alerts (automated)

●	Automated texts delivered to people that have not been in for a workout in 30 days.

Operations:

●	Delinquent accounts (automated)

●	Cancelled accounts (automated)

●	Surveys/feedback

●	Expired credit card notifications (automated)

Our goal is to capture a minimum of at least 50% of the combined 10,400 gyms and fitness centers the above groups are servicing. Our monthly billing ranges between $99-$199 per club signed up with us plus additional SMS messaging fees. Over the next 24 months our goal is to become an add-on component to the billing features of at least 50% of the gym billing providers so that we can attract as many as 15,000 Gym, Health & Fitness clubs in the US. We then intend to expand internationally where there are as many as 165,000 Gyms, Health & Fitness clubs as of 2013. In addition, we plan on utilizing the same strategy in the salon and insurance markets.

TXMT Platform Features

We offer our clients a mobile marketing platform for:

●	Mobile Coupons - Engage your customers! Drive in traffic and boost sales through mobile coupons delivered with expiration dates and unique tracking codes right to their mobile phones;

●	Mobile Voting/Polls - Instantly gather invaluable customer opinions; no more guessing at what they want or wondering what they think of a product or service; the client can get their opinions on what they want or think, and proactively plan for success;

●	Multimedia Messaging - Use a promotional hook for the consumer to interact with a brand by texting to a unique keyword to download branded content such as video, images, ringtones and games; now it is easier than ever to mobilize their brand on their consumers’ phones;

●	SMS Reminders - Remind clients about appointments, anniversaries, b-days, oil changes, tune ups, and more via text; individual, group and bulk mobile messaging; engage with those who have raised their hands and said they want to have an ongoing relationship with a brand via mobile; deliver news on products and services and provide mobile offers and coupons to drive sales which can include expiration dates and single use promotion codes;

●	Text 2 Web - Mobilize the website with text messaging functionality to promote interaction with customers; showcase text 2 web responses on the client’s website to have fresh user-generated content that increases the stickiness of the client’s website; Contests/Instant Contesting - make any traditional media interactive with contests that can create buzz and lead to further engagement; have concert attendees enter contests for seat upgrades, backstage passes, and more; generate a local customer database from in-location giveaways;

●	Web Widgets/Online Forms - Textmunication supplies an online sign up page so customers can join the client’s program on its website or social media accounts without having to text-in; with the web widget gives the client the ability to obtain further information such as email, date of birth, gender, name, and more; and

●	API - Our APIs are fast, simple and reliable and built in such a way that they integrate with any system or application. Our ready-made scripts help you to connect to our gateway through your chosen programming language. These scripts all work with the HTTP API.

●	MyLA - Loyalty and rewards program for clients customers who frequently make purchases. Customers register their personal such as mobile cell number information to the merchant through our proprietary Application on a tablet or online that they will use in the future when making a purchase to receive new product updates, specials and promotional merchandise.

Features of our HTTP/S API:

API supports text, Unicode, binary SMS and flash messaging in the following ways:

●	Supports extended length messages;

●	Converts ringtones and logos into the correct format;

●	Delivery acknowledgement and Sender ID;

●	Gateway escalation: Should the message be delayed for a predefined length of time, it can be escalated to an alternative delivery gateway. Queuing lets you specify up to 3 prioritized queues which your messages can be sent out on; and

●	Batch sending and two-way messaging.

White label - (Fully Customized Design)

We provide an all-inclusive, branded platform that delivers everything you need to create a user interface that will seamlessly appear and takes it much further than just the standard logo and dashboard by providing a branded SMS message system, sign-up forms, alerts and customized buttons. The merchants will never know that you didn’t build it from scratch. Our pricing system makes it simple for our white labels to maintain full control over pricing plans. Our white label reseller program provides a powerful platform for resellers rebranded as their own and pay wholesale rates and keep 100% of their profit. Seamless set-up within 72 hours includes payment integration and shortcode activation with over hundred domestic and international carriers. Resellers set their own pricing plans, text credits and keywords. Analytics, reports and account monitoring are available for tracking customers.

Our Vertical Markets are the following:

1.	QSR Restaurants (quick service)

2.	GYMs, Health and Fitness

3.	Entertainment (Casinos, Golf Courses, bowling centers, Comedy Clubs)

4.	Retail stores

In the Q4 of 2013, we launched our mobile loyalty and rewards product. Our clients can now reward their customers for checking in on every visit and track visits.

Referral Partners

In order to entrench ourselves as firmly as possible in this marketplace we have begun to be an add-on service provided with companies that provide billing solutions to the Gym, Health & Fitness Club market place. We now have relationships with: ASF Payment Solutions, Club Ready, ABC Financial, National Fitness and Jonas Fitness representing a total of 10,400 Gym, Health and Fitness Clubs.

We have signed up 158 Gym, Health and Fitness Clubs from the group listed above. In addition, we are in active negotiations with a major player in the Loyalty Reward Card market. This major player has contacted us to use our SMS text servicing ability to provide added benefits for their Loyalty Card holders where the consumer will be alerted via an SMS notice letting them know how many points they have at their favorite restaurant or business. We are also negotiating with a Hair Salon group that has over 8,000 locations for SMS text services. We are also in talks with large nationwide insurance companies to provide their agents the ability to engage with the insured letting them know if they are behind on their payments and updates on their claims. We will provide more information on these three opportunities in subsequent reports.

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

Competition

In the past few years, the number of mobile marketing options and companies have grown rapidly. The markets for the products and services that we offer are very competitive, are rapidly evolving and have relatively low barriers to entry. We compete with all general advertising and marketing companies who eventually will want to include mobile marketing in their suite of product offerings, and who may develop their own similar products and compete with us for market share. These potential competitors may have more mature lines of distribution than us, be better financed than us, or may create a product offering that is superior to ours. Any of these factors can cause a competitor to take market share away from us or otherwise substantially hurt our business. We believe that competition in our market is based predominantly on:

●	Price

●	Brand recognition;

●	Product and service components and deliverables;

●	Track record of creating and keeping satisfied clients;

●	Success of underlying marketing programs; and

●	Order delivery performance and customer service.

Government Regulation

We are subject to a number of laws and regulations that affect companies generally and specifically those conducting business in the mobile messaging market, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may cover online marketing, e-mail marketing, telemarketing, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the internet, e-commerce, digital content, and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

We expect that the regulation of our industry generally will continue to increase and that we will be required to devote increasing amounts of legal and other resources to address this regulation. In addition, the application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, marketing, advertising, consumer protection and mobile disclosures in many instances is unclear or unsettled.

In addition to its regulation of wireless telecommunications providers generally, the U.S. Federal Communications Commission, or FCC, has examined, or is currently examining, how and when consumers enroll in mobile services, what types of disclosures consumers receive, what services consumers are purchasing and how much consumers are charged. In addition, the Federal Trade Commission, or FTC, has been asked to regulate how mobile marketers can use consumers’ personal information. Consumer advocates claim that many consumers do not know when their information is being collected from cell phones and how such information is retained, used and shared with other companies. Consumer groups have asked the FTC to: identify practices that may compromise privacy and consumer welfare; examine opt-in procedures to ensure consumers are aware of what data is at issue and how it will be used; investigate marketing tactics that target children; and create policies to halt abusive practices. The FTC has expressed interest in particular in the mobile environment and services that collect sensitive data, such as location-based information.

The principal laws and regulations that pertain to us and our customers in connection with their utilization of our platform, include:

●	Deceptive Trade Practice Law in the U.S. The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be “clearly and conspicuously” disclosed to the consumer prior to the buying decision. The balancing of the desire to capture a potential customer’s attention, while providing adequate disclosure, can be challenging in the mobile context due to the lack of screen space available to provide required disclosures.

●	Behavioral Advertising. Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual’s web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC is considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in recent years that would restrict behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer. There have also been a large number of class action suits filed against companies engaged in behavioral advertising.

●	Behavioral Advertising-Privacy Regulation. Our business is affected by U.S. federal and state laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual.

●	Marketing-Privacy Regulation. In addition, there are U.S. federal and state laws that govern SMS and telecommunications-based marketing, generally requiring senders to transmit messages (including those sent to mobile devices) only to recipients who have specifically consented to receiving such messages. U.S. federal laws also govern e-mail marketing, generally imposing an opt-out requirement for emails sent within an existing business relationship.

●	SMS and Location-Based Marketing Best Practices and Guidelines. We are a member of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services. We also voluntarily comply with those guidelines, which generally require notice and user consent for delivery of location-based services.

●	The United States Telephone Consumer Protection Act. The TCPA prohibits unsolicited voice and text calls to cell phones through the use of an automatic telephone-dialing system (ATDS) unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list, and restricts the hours when such messages may be sent. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls. We believe that our platform does not employ an ATDS within the meaning of the TCPA based on case law construing that term.

●	CAN-SPAM. The U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN SPAM Act, prohibits all commercial e-mail messages, as defined in the law, to mobile phones unless the device owner has given “express prior authorization.” Recipients of such messages must also be allowed to opt-out of receiving future messages the same way they opted-in. Senders have ten business days to honor opt-out requests. The FCC has compiled a list of domain names used by wireless service providers to which marketers may not send commercial e-mail messages. Senders have 30 days from the date the domain name is posted on the FCC site to stop sending unauthorized commercial e-mail to addresses containing the domain name. Violators are subject to fines of up to $6.0 million and up to one year in jail for some spamming activities. Carriers, the FTC, the FCC, and State Attorneys General may bring lawsuits to enforce alleged violations of the Act.

●	Communications Privacy Acts. Foreign and U.S. federal and state laws impose liability for intercepting communications while in transit or accessing the contents of communications while in storage.

●	Security Breach Notification Requirements. In the U.S., various states have enacted data breach notification laws, which require notification of individuals and sometimes state regulatory bodies in the event of breaches involving certain defined categories of personal information. This new trend suggests that breach notice statutes may be enacted in other jurisdictions, including by the U.S. at the federal level, as well.

●	Children. The Children’s Online Privacy Protection Act prohibit the knowing collection of personal information from children under the age of 13 without verifiable parental consent, and strictly regulate the transmission of requests for personal information to such children. Other countries do not recognize the ability of children to consent to the collection of personal information. In addition, it is likely that behavioral advertising regulations will impose special restrictions on use of information collected from minors for this purpose.

Intellectual Property

Although we believe that our business methodology is proprietary in terms of how we deliver our service to our client, and how we use mobile marketing, we currently hold no patents, copyrights or trademarks. It is our plan to trademark our key products as we develop them, subject to applicable laws and regulations, however, we have not filed for any such protection as of yet. It is our policy to enter into confidentiality agreements with any outsourced sales or service providers so that our proprietary methodology, customer’s lists and business information are contractually protected, and we intend to enforce any such contractual provisions as the law allows in the event of a breach. We cannot assure you that these contractual arrangements will prevent third parties from acquiring or using our proprietary business information to compete against us.

Employees

We currently have 5 full-time and no part-time employees including our chief executive officer, director of sales, lead developer, VP of operations, and client success manager. Also, we have 7 independent contractors that work with us on an as-needed basis. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth and available funds. We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Asefi Wais. His employment agreement obligates us to pay him $100,000 annually. In order to compensate him and all of the above managerial and administrative support, we will require $385,000 in the next twelve months.

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

2.	Entertainment: golf, comedy, bars & nightclubs, casinos, bowling, etc.,

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

We will have one Sales Director over all our teams and more may be added as our company grows and our geographical customer base expands. The Sales Director is responsible for leading and developing the sales team, organizing and assigning industry specifics and regions, and working hand in hand with current and new partners for sustained growth. We have one Sales Director already and do not plan on using the proceeds of our public offering to hire anymore.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common shares. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common shares, if we publicly trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Financial Condition

If we do not obtain additional financing, our business expansion plans will be delayed and we may not achieve profitable operations.

We may not realize sufficient proceeds to further business development, or to provide adequate cash flow for planned business activities. At December 31, 2014, we had cash on hand of $4,797 and accumulated a deficit of $622,582. We currently have $4,862 cash on hand. Our monthly expenses have historically been approximately $36,000 and we have not had sufficient revenues to cover those expenses in the past. We expect that we will not be able to continue operations beyond 6 months with our current available capital resources. We will need at a minimum $100,000 in capital to fund operations in the next 12 months.

We plan to ramp up operations to generate additional revenues beyond our existing revenues but this will require additional funding. We anticipate that additional funding will be needed for general administrative expenses, business development, marketing costs and support materials. We hope to raise $1,000,000 to conduct such activities in the next twelve months.

We do not currently have any arrangements for financing and our obtaining additional financing will be subject to a number of factors, including general market conditions, investor acceptance of our plan of operations and initial results from our business operations. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Failure to raise additional financing will cause us to go out of business. If this happens, you could lose all or part of your investment.

If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We have a limited operating history and may never be able to carry out our plan of operations or achieve any significant revenues or profitability. At this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small emerging growth company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities. Any profitability in the future from our business will be dependent upon the successful development, marketing and sales of our mobile marketing systems and future products. Accordingly, we may not be able to successfully carry out our plan of operations and any investor may lose their entire investment.

There is substantial doubt about our ability to continue as a going concern.

At December 31, 2014, we have a working capital deficit of approximately $390,000  and an accumulated deficit of $622,582 from inception to December 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include general economic conditions, market acceptance of our mobile marketing systems, proposed products and competitive efforts. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. As such, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our independent registered public accountant’s comments when determining if an investment our company is suitable.

Risks Related To Our Business

We operate in an immature industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects.

We derive nearly all of our revenue from the sale of marketing services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly changing technology, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

●	maintain and expand client relationships;

●	sustain and increase the number of customers on behalf of our clients’ marketing plans;

●	manage our expanding operations and implement and improve our operational, financial and management controls;

●	raise capital at attractive costs, or at all;

●	successfully expand our footprint with existing clients and enter new client arrangements;

●	respond effectively to competition and potential negative effects of competition on profit margins;

●	attract and retain qualified management, employees and independent service providers;

●	successfully introduce new processes and technologies and upgrade our existing technologies and services; and

●	respond to government regulations relating to the Internet, marketing in our client verticals, personal data protection, email, software technologies and other aspects of our business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

●	current global economic and financial conditions as well as their impact on e-commerce, financial services, and the communications and Internet industries;

●	our success in direct marketing and promotional campaigns;

●	any changes to the scope and success of marketing efforts by third-parties;

●	market acceptance of our services by our new customers;

●	customer renewal rates and turnover of customers of our services;

●	continued development of our distribution channels for our products and services;

●	the impact of price changes in our products and services or our competitors’ products and services;

●	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

●	the availability of alternatives to our products;

●	seasonal fluctuations in business activity;

●	changes in marketing expenses related to promoting and distributing our services;

●	potential attacks, including hacktivism, by nefarious actors, which could threaten the perceived reliability of our products and services;

●	changes in policies regarding Internet administration imposed by governments or governmental authorities outside the U.S.;

●	potential disruptions in regional registration behaviors due to catastrophic natural events or armed conflict; and

●	changes in the level of spending for information technology-related products and services by our customers.

Our operating expenses may increase. If an increase in our expenses is not accompanied by a corresponding increase in our revenues, our operating results will suffer, particularly as revenues from some of our services are recognized ratably over the term of the service, rather than immediately when the customer pays for them, unlike our sales and marketing expenditures, which are expensed in full when incurred.

Due to all of the above factors, our revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future periods. If this were to occur, the market price of our common stock would likely decline.

The online and mobile marketing industry is highly competitive with many diverse competitors.

Many of our competitors are better funded than we are. The technology we rely on to generate revenue is changing rapidly and we may not be able to keep up with the technological developments. We do not hold patents or have any protectable intellectual property at this time that will prevent other competitors from developing our identical products and services and thereby controlling the market share of our industry.

If we do not effectively manage our growth, our operating performance will suffer and we may lose clients.

We hope to experience, and to a certain extent have experienced, rapid growth in our operations, and we expect to experience further growth in our business, both through acquisitions and internally. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued rapid growth and acquisitions may make it more difficult for us to accomplish the following:

●	successfully scale our technology to accommodate a larger business and integrate acquisitions;

●	maintain our standing with key vendors, including Internet search companies and third-party website publishers;

●	maintain our client service standards; and

●	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. The improvements required to manage our growth will require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose clients, key vendors and key personnel.

We cannot assure you that our growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

One of our strategies is to expand our client base through marketing and client acquisition programs. We cannot assure you that we will be able to successfully grow our client base to a level that is needed to sustain ourselves and become profitable. Our inability to implement this growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

Poor perception of our business or industry as a result of the actions of third parties could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our clients’ websites and providing leads and clicks to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that our clients’ customers may view as unlawful or inappropriate. These activities, such as spyware or deceptive promotions, by third parties may be seen by clients as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

If we fail to compete effectively against other online and mobile marketing companies and other competitors, we could lose clients and our revenue may decline.

The market for online and mobile marketing is intensely competitive. We expect this competition to continue to increase in the future. We perceive only limited barriers to entry to the online marketing industry. We plan to compete both for clients and for limited high quality advertising inventory. We also plan to compete for clients on the basis of a number of factors, including return on marketing expenditures, price, and client service.

We plan to compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

●	online or mobile marketing or media services providers;

●	offline and online advertising agencies;

●	major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, MSN, and AOL;

●	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

●	website publishers with their own sales forces that sell their online marketing services directly to clients;

●	in-house marketing groups at current or potential clients;

●	offline direct marketing agencies; and

●	television, radio and print companies.

As a result, we may not be able to compete successfully. Competition from other marketing service providers’ on- and offline offerings could affect both volume and price, and thus revenue. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.

If the market for online marketing services fails to continue to develop, our future growth may be limited and our revenue may decrease.

The online and mobile marketing services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet and mobile advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. We cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, our ability to grow our business may be limited and our revenue may decrease.

Unauthorized access to or accidental disclosure of consumer personally-identifiable information that we collect may cause us to incur significant expenses and may negatively affect our credibility and business.

There is growing concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors and attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information.

If we fail to keep pace with rapidly-changing technologies and industry standards, we could lose clients or advertising inventory and our results of operations may suffer.

The business lines in which we currently compete are characterized by rapidly changing Internet and mobile marketing standards, changing technologies, frequent new product and service introductions, and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our ability to adapt to these rapidly-changing Internet and mobile media formats and other technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our clients’ changing demands. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose clients, our expenses could increase and we could lose advertising inventory.

Limitations on our ability to collect and use data derived from user activities could significantly diminish the value of our services and cause us to lose clients and revenue.

When a user visits our clients’ websites, we use technologies, including “cookies”, to collect information such as the user’s Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. In order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign, we need to access and analyze this information. The use of cookies has been the subject of regulatory scrutiny and litigation and users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

We are exposed to the credit risk of our customers, which could result in material losses and negatively impact our operating results.

Most of our sales are on an open credit basis, with typical payment terms of net 30 days. If any of our customers becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our services, our results of operations could be harmed.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Risks Related to Our Management and Control Persons

Because Wais Asefi currently owns 84% of our outstanding Common Stock, investors may find that corporate decisions influenced by Mr. Asefi are inconsistent with the best interests of other stockholders.

Mr. Asefi currently owns 84% of the outstanding shares of our Common Stock. Accordingly, Mr. Asefi will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of Mr. Asefi may still differ from the interests of the other stockholders.

Our sole officer and director may leave us if we are unable to repay the $50,000 note that he guaranteed with his personal shares.

In order to obtain a loan of $50,000, our sole officer and director had to pledge 59,400,000 of his personal shares to the lender. In connection with a restructuring agreement, that number was reduced to 35,640,000 shares. If we default on the loan, the lender could foreclose on those shares and there would be a considerable change in control of our company. We may lose the services of Mr. Asefi if that happens, which will adversely impact our ability to implement our business plan and survive.

Because we have a substantial financial commitment to our Chief Executive Officer through an employment agreement, funds may be diverted away from other important matters in the development of our business plan and could negatively impact our financial position.

We entered into an employment agreement with Mr. Asefi, our officer and director. The agreement continues until May 1, 2017 and provides annual compensation of $100,000. This is a lot of money for us to pay. We have limited funds available and any money we are able to raise combined with our existing cash balances will be needed to fulfill this substantial financial commitment. We may not be able to raise enough money to fund the contract. In addition, money that could be spent elsewhere will be needed to fund the contract, and will divert funds away from other important matters in the development of our business plan and could negatively impact our financial position.

The loss of key management personnel could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of our CEO, President and Chief Financial Officer because of the time and effort that he devotes to us. He is in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we will engage to assist in developing our business model, and the establishment of our future sales team. Their loss, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain “key person” life insurance on our officers, directors or key employees. Our success will depend on the performance of Mr. Asefi and our ability to attract and motivate other key personnel.

The lack of public company experience of our sole officer and director could adversely impact our ability to comply with the reporting requirements of U.S. Securities laws.

Our sole officer and director, Mr. Asefi, has no experience managing a public company, which could adversely impact our ability to comply with legal, regulatory, and reporting requirements of U.S. Securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company. Our ability to find and retain qualified personnel on our terms and budget may be very limited.

Risks Related To Ownership of Our Shares

If we do not keep our registration statement updated for the term of the warrants, the stockholders will not be able to exercise the warrants under the registration statement.

Warrant holders may seek to exercise their warrants to obtain common stock that they could sell in the public market. However, an effective registration statement and current prospectus we have on file with the SEC must exist for the warrant holders to exercise their warrants. In the event a current prospectus is not available when a warrant holder wishes to exercise, the warrant holder will be unable to exercise their warrants at such time that the warrant holder wishes or when it would be economically advisable for the warrant holder. Upon exercise, the underlying common stock can be sold pursuant to this prospectus (which we intend to update for the earlier of December 31, 2017, the date the warrants expire, or until all the warrants have been exercised). There is no assurance that we will be able to keep such prospectus effective for that long. In the event that the prospectus is not effective at a time that the shareholder wishes to sell common stock underlying the warrants, the shareholder may find it difficult to sell such common stock.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

Since our inception, we have relied on sales of our common shares to fund our operations. We will likely be required to conduct additional equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common shares in order to fund our business operations. If we issue additional shares, your percentage interest in us could become diluted.

If a market for our common shares does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “TXHD.” On March 11, 2015, the last sales price per share of our common stock on the OTCQB was $0.03. There is not an active trading market for our stock. We can provide no assurance that a public market will materialize. If a public market for our common shares does not develop, shareholders may not be able to re-sell the common shares that they have purchased and may lose all of their investment.

Because our directors are not independent they can make and control corporate decisions that may be disadvantageous to other common shareholders.

Our common stock is quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “TXHD,” which does not have director independence requirements. Using the definition of “independent” in NASDAQ Rule 5605(a)(2), we have determined that none of our directors are independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We have never declared or paid any cash dividends or distributions on our capital stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our securities are considered a penny stock.

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Item 2. Properties

We currently do not own any real property. Our principal executive office is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523. We currently lease our executive offices at $2,767 per month.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “TXHD” on the OTCQB operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	.003	.003
September 30, 2013	.003	.0025
June 30, 2013	.0024	.0022
March 31, 2013	.0023	.0022

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	.26	.20
September 30, 2014	.20	.20
June 30, 2014	.20	.05
March 31, 2014	.10	.015

On March 11, 2015, the last sales price per share of our common stock on the OTCQB was $0.03.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 14, 2015, we had 77,437,130 shares of our common stock issued and outstanding, held by 87 shareholders of record, other than those held in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;

2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

List Stock issuances since last 10-Q

On October 27, 2014, Gault note payable principal of $12,415 was converted into 3,250,000 shares of common stock.

On October 27, 2014, Helena Capital note payable principal of $12,415 was converted into 3,250,000 shares of common stock.

On October 28, 2014, Realty Capital note payable principal of $9,550 was converted into 2,500,000 shares of common stock.

On November 4, 2014, 125,000 shares of common stock were issued to Anglo Finance in exchange for payment of a vendor invoice.

On November 5, 2014, 200,000 shares of stock were sold for $0.10 per share for total proceeds of $20,000.

On November 14, 2014, 10,000 shares of stock were sold for $0.10 per share for total proceeds of $1,000.

On November 20, 2014, 20,000 shares of stock were sold for $0.10 per share for total proceeds of $2,000.

On November 23, 2014, 1,000,000 shares of stock were issued to Realty Capital per the note restructuring agreement.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Item 6. Selected Financial Data

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

Results of Operations for the Years Ended December 31, 2014 and 2013

Revenues

For the year ended December 31, 2014, we earned revenues in the amount of $342,252, as compared with revenues of $339,533 for the year ended December 31, 2013, a slight increase of $2,719 was due to a change in our target market. In the previous year, we focused our marketing effort on quick sale restaurants. In the current year we are focused on enterprise and API projects in the health and fitness industries.

Cost of Sales

Cost of sales was $153,755 and $84,061 for the years ended December 31, 2014 and 2013, respectively.

The increase of $69,694 was due to additional costs incurred as we switched SMS service providers and expanded into Canada.

Operating Expenses

Our operating expenses were $422,879 for the year ended December 31, 2014, as compared with $346,836 for the year ended December 31, 2013. Our operating expenses for year ended December 31, 2014 mainly consisted of commissions of $12,074, consulting fees of $105,521, professional fees of $107,757, payroll of $9,939, contract labor expense of $48,453 and rent of $27,051 compared to commissions of $54,662, consulting fees of $143,173, professional fees of $20,000, payroll of $19,269 and rent of $39,754 for the year ended December 31, 2013.

Other Expenses

We had other expenses of $125,764 for the year ended December 31, 2014 and other expenses of $20,583 for the same period ended December 31, 2013. Other expenses for the year ended December 31, 2014 consisted of $80,828 in amortization of debt discount, $41,803 in interest expenses, and $3,133 in factoring expense. Other expenses for the year ended December 31, 2013 consisted of $11,654 in amortization of debt discount, $2,561 in interest expenses, and $6,368 in factoring expense.

Net Loss

We had a net loss of $456,453 for the year ended December 31, 2014, as compared with net loss of $111,947 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $12,830. Our total current liabilities as of December 31, 2014 were $402,433. We had a working capital deficit of $389,603 as of December 31, 2014.

Cash flows from Operating Activities

Operating activities used $149,200 in cash the year ended December 31, 2014. Our net loss of $456,453 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount and interest expense of $108,402 and an increase in accounts payable of $106,156.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2014 amounted to $154,759 and consisted mostly of proceeds from the sale of common stock and convertible promissory notes and proceeds from loans.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We anticipate needing approximately $1,000,000 in the next 12 months. We only have $4,797 in cash as of December 31, 2014 and this amount is not sufficient for our needs.

Our optimum level of growth for success will be achieved if we are able to raise $1,000,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. If we are unable to raise $1,000,000 our ability to implement our business plan and achieve our goals will be significantly diminished.

We have generated revenue but we have experienced a history of losses. Our monthly expenses have historically been approximately $18,000 and we have had sufficient revenues to cover those expenses in the past. The added costs of going public have resulted in a monthly burn rate of approximately $10,600 in recent months. Thus, even though our revenues fund most of our operating expenses, we have taken on small loans to help bridge the gap with the onset of accounting and professional fees in connection with going public. We have raised approximately $230,000 in small loans since September 2013. There is no guarantee that these small loans will be available to us in the future. We expect that we will not be able to continue operations beyond 6 months with our current available capital resources, which presently consist of  $4,862 in cash and our monthly revenues, without obtaining additional funding or generating more revenues. We will need at a minimum $100,000  in capital to fund operations in the next 12 months.

We plan to ramp up operations to generate additional revenues beyond our existing revenues but this will require additional funding. We anticipate that additional funding will be needed for general administrative expenses, business development, marketing costs and support materials. We hope to raise $1,000,000 to conduct such activities in the next twelve months.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of December 31, 2014, we have an accumulated deficit of $622,583. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in note 2 of our audited financial statements included in the Form 10K. No new accounting policies have been adopted during the year ended December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-2	Report of Independent Registered Public Accounting Firm

F-4	Consolidated Balance Sheets as of December 31, 2014 and 2013

F-5	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

F-6	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013

F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

F-8	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Textmunication, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Textmunication Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM, LLP

Sugar Land, TX

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Textmunication Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Textmunication Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L. L. Bradford & Company, LLC

Sugar Land, TX

May 9, 2014

Textmunication Holdings, Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current Assets
Cash	$4,797	$1,416
Accounts receivable, net	4,169	3,614
Due from related party	3,864	3,000
Other current assets	-	1,265
Total Current Assets	12,830	9,295
Furniture, Fixtures and Equipment, Net	1,755
Total Assets	$14,585	$9,295

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$194,544	$88,388
Loans payable	63,621	1,112
Loans payable - related party	-	10,000
Convertible promissory notes, net of discount	144,268	68,369
Total Current Liabilities	402,433	167,869
Total Liabilities	402,433	167,869
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued and outstanding	-	-
Common stock, 250,000,000 shares authorized, $0.0001 par value, 77,437,130 and 67,082,130 issued and outstanding at December 31, 2014 and 2013, respectively	7,734	6,708
Additional paid in capital	227,000	847
Accumulated deficit	(622,582)	(166,129)
Total Stockholders’ Deficit	(387,848)	(158,574)
Total Liabilities and Stockholders’ Deficit	$14,585	$9,295

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013
Sales	$342,252	$339,533
Cost of sales	153,755	84,061

Gross Profit	188,497	255,472
Selling, general and administrative expenses	426,760	346,836

Loss from operations	(238,263)	(91,364)
Other expense
Amortization of debt discount	80,828	11,654
Interest expense	134,229	2,561
Factoring Expense	3,133	6,368
Loss on debt settlement	-	-
Total other expense	218,190	20,583

Net loss	$(456,453)	(111,947)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	68,831,896	64,843,093

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statement of Changes in Stockholder’s Deficit

For the Years Ended December 31, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	33,220	3	64,512,166	6,451	(1,831)	(28,722)	(24,099)

Capital contributed by shareholder	-	-	-	-	1,524	-	1,524

Net loss, year ended December 31, 2012	-	-	-	-	-	(25,460)	(25,460)

Balance, December 31, 2012	33,220	3	64,512,166	6,451	(307)	(54,182)	(48,035)

Conversion of preferred stock to common	(33,220)	(3)	174,362	17	(14)	-	-
Common stock issues to in settlement of debt	-	-	1,000,000	100	(100)	-	-
Common stock issued with convertible debt	-	-	750,000	75	(75)	-	-
Effect of merger and recapitalization	-	-	645,602	65	46	-	111
Warrants issued with convertible debt	-	-	-	-	1,297	-	1,297
Net loss, year ended December 31, 2013	-	-	-	-	-	(111,947)	(111,947)

Balance, December 31, 2013	-	-	67,082,130	6,708	847	(166,129)	(158,574)
Warrants issued with convertible debt					36,466		36,466
Common stock issued for restructure of note	-	-	1,000,000	100	119,900	-	120,000
Conversion of debt	-	-	9,000,000	900	34,290	-	35,190
Sale of common stock	-	-	355,000	26	35,497	-	35,523
Net loss, year ended December 31, 2014	-	-	-	-	-	(456,453)	(456,453)

Balance, December 31, 2014	-	-	77,437,130	7,734	227,000	(622,582)	(387,848)

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities:
Net loss	$(456,453)	$(111,947)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	80,828	11,654
	120,000	-
Depreciation	423	-
Changes in operating assets and liabilities:
Accounts receivable	(154)	(3,538)
Other current assets	-	294)
Accounts payable	106,156	48,841
Net Cash Used In Operating Activities	(149,200)	(54,696)

Cash Flows From Investing Activities:	(2,178)	-

Cash Flows From Financing Activities:
Payments of loans payable	-	(8,888)
Proceeds from related party loans	-	5,000
Proceeds from convertible promissory notes	55,000	60,000
Proceeds from issuance of note payable	55,217	-
Proceeds from sale of stock	44,542	-
Net Cash Provided By Financing Activities	154,759	56,112

Net Change in Cash	3,381	1,416
Cash at beginning of period	1,416	-
Cash at end of period	$4,797	$1,416

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,803	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

Debt discount on convertible debentures	$37,299	$-

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Note 1 – ORGANIZATION

Textmunication, Inc. (Company) was incorporated on May 13, 2010 under the laws of the State of California. Textmunication is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. For merchants we provide a mobile marketing platform where they can always send the most up-to-date offers/discounts/alerts/events schedule, such as happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through Textmunication by opting in to keywords designated to the merchant’s keywords.

On November 16, 2013, the Company entered into a Share Exchange Agreement (SEA) with Textmunication Holdings (Holdings). a Nevada corporation , whereby the sole shareholder of the Company received 65,640,207 new shares of common stock of Holdings in exchange for 100% of the Company’s issued and outstanding shares.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2014, the Company has negative working capital of $389,603, an accumulated deficit of $ 622,583 and used cash in operations of $149,200 for the year ended December 31, 2014 The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Textmunication, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2014 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2014 and 2013 the allowance for doubtful accounts was $0 and bad debt expense of $0 for each year respectively.

Textmunication, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for renewals or betterments are capitalized, and repairs and maintenance are charged to expense as incurred the cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss thereon is reflected in operations.

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

Net income (loss) per Common Share

Basic net income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2014.

Textmunication, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Note 3 – ACCOUNTS RECEIVABLE AND FACTORING AGREEMENT

In the ordinary course of business, the Company may utilize accounts receivable-credit card factoring agreements with third-party financing company in order to accelerate its cash collections from product sales. In addition, these agreements provide the Company with the ability to limit credit exposure to potential bad debts, to better manage costs related to collections as well as to enable customers to extend their credit terms. These agreements involve the ownership transfer of eligible trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash.

The Company accounts for these transactions in accordance with ASC 860, “Transfers and Servicing” (“ASC 860”). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheet. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.

Note 4 – LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the Company received loans from a related party. The loans are due on demand and have no interest. Amounts outstanding as of December 31, 2014 and 2013 was approximately $0 and $10,000

Note 5 – CONVERTIBLE PROMISORY NOTES

Convertible promissory notes are short term with a average interest rate of 12%. Face value $157,049 and $136,429 as of December 31, 2014 and 2013 and unamortized discount discounts of $24,530 and $ 25,669 For December 31, 2014 and 2013 respectively.

During the year a total of $34,380 was converted to equity.

Note 6 – STOCKHOLDERS' EQUITY

For the year ended December 31, 2012 a shareholder contributed capital in the amount of $1,524.

In April 2013 the FSTWV preferred stock holders A, B, C and D series converted their prefer shares into common shares of the Company.

On September 19, 2013 we issued 1,000,000 shares of common stock to settle a note payable with our former shareholder.

On November 7, 2014 in conjunction with the issuance of a convertible note the Company issued 750,000 shares of restricted common stock and 1,000,000 common stock purchase warrants exercisable for twelve months at $.10 per warrant for one share of Company common stock.

On November 16, 2013 we entered into the SEA and effected our merger and recapitalization.

Note 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days notice. Rent expense was approximately $27,050 and $39,754 for the years ended December 31, 2014 and 2013, respectively.

Current month to month lease is for $2,000 a month.

Textmunication, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Executive Employment Agreement

The Company has an employment agreement with the CEO/Chairman to perform duties and responsibilities as may be assigned by the Board of Directors. The base salary is in the amount of $100,000 per annum plus an annual discretionary bonus plus benefits commencing on December 17, 2013 and ending May 1, 2017 with an automatic renewal on each anniversary date (May 1) thereafter.

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2014 through April 10, 2014, the date the financial statements are available to be issued and determined that there are certain reportable events to be disclosed as follows:

On February 27, 2015, we entered into a securities purchase agreement (the “SPA”) with Vis Vires Group, Inc. (“VVG”) pursuant to which we borrowed $64,000 under the terms of a convertible promissory note (the “VVG Note”). After payment of legal fees of $4,000 to VVG’s counsel, we are using the net proceeds for working capital and to pay $20,000 to Reality Capital Management Limited.

On February 27, 2015, we entered into a Second $50,000 Note Restructure Agreement (the “Agreement”) with Reality Capital Management Limited (“Reality”). Under the Agreement, we are obligated to pay Reality $20,000 from the proceeds of the loan from VVG. We also agreed to pay the remaining principal balance of $30,000 along with accrued and unpaid interest if we secure an additional loan in the future.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2015, L.L. Bradford & Company, LLC resigned as our accountant. We have engaged Malone Bailey, LLP as our principal accountants effective February 9, 2015. On March 11, 2015, we dismissed Malone Bailey, LLP as our accountant. We have engaged RBSM LLP as our principal accountants effective March 11, 2015. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-Ks filed with the Securities and Exchange Commission on February 11, 2015 and March 12, 2015.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Wais Asefi	41	President, CEO and Director

Set forth below is a brief description of the background and business experience of our executive officer and director:

Wais Asefi has served as our President, CEO and Director since November 17, 2013. He served as the Chief Executive Officer and Director of Textmunication, Inc., our subsidiary, since March of 2009 to the present. From August 2008 to March 2009, he was not employed. From January 2002 until July 2008, he was the founder and CEO of Metro General Insurance, an insurance agency focusing on personal lines, life and commercial insurance products.

Mr. Asefi’s background and experience in the mobile marketing business support his service as a director of our company.

Mr. Asefi does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between our executive officers and directors.

Other Significant Employees

Other than our executive officers, we do not currently have any significant employees.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2014, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2014 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2014, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Wais Asefi CEO, CFO & Director	0	0	0

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics. We feel that having a sole officer and director did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wais Asefi1, President CEO &	2013	$60,000	$0	$0	$0	$0	$0	$0	$60,000
Director	2014	$60,800	$0	$0	$0	$0	$0	$0	$60,800

Notes

Mr. Asefi was appointed as our President, CEO and director on November 17, 2013. Mr. Asefi was paid $40,000 in 2012 and $60,000 in 2013 by our wholly-owned subsidiary, Textmunication, Inc. He signed an employment agreement on December 17, 2013 with Textmunication, Inc. to serve as CEO and Chairman and will receive an annual salary of $100,000 and is eligible for bonuses as determined by the Board, and other benefits, such as paid vacation, retirement benefits and life insurance as established by the company. Under the agreement, he also received an $800 per month allowance for an automobile for personal and professional use. In addition, Mr. Asefi agreed not to compete with our business for 3 years and not to solicit employees or customers of our company for a period of twelve months. The agreement has a term until May 1, 2017 but automatically renews for an additional year unless either party provides a notice of termination 90 days prior to scheduled termination. There are provisions that provide for termination for cause and resignation for good reason. We will be required to pay Mr. Asefi severance as provided under the agreement.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2014 we did not have any outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of common shares owned beneficially as of April 14, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)

Directors and Officers
Common Shares	WAIS ASEFI(2) President, CEO and Director 1940 Contra Costa Blvd Pleasant Hill, CA 94523	65,640,207 Direct	85%

	All Officers and Directors as a Group (1 person)	65,640,207	85%
5% Shareholders

Common Shares
	Julius Csurgo(3)	8,449,769	11.3%

Note:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of April 14, 2015, there were 77,437,130 common shares issued and outstanding.

(2)	Represents shares held in his name. Mr. Asefi has pledged 35,640,000 of his personal shares as collateral to secure payment under the Senior Secured Promissory Note and subsequent restructuring agreements we entered into with Reality Capital Management.

(3)	Includes 3,250,000 shares held in Antevorta Capital Partners Ltd., 1,125,000 shares held in Anglo Finance. Also includes principal and interest in Realty Capital Management Limited totaling $46,487 under a convertible promissory that is convertible into 12,169,596 common shares at $0.00382 per share. Also includes a warrant to purchase 1,000,000 shares held by Reality Capital Management, which it may exercise within the next 60 days.

Changes in Control

Please see the disclosure below in the Related Transactions section concerning Mr. Asefi’s pledge of 35,640,000 shares under the November 2013 Senior Secured Convertible Promissory Note with Realty Capital Management, as restructured by amendment. This arrangement may result in a change in control in the future.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from that which follows and in “Executive Compensation,” none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the last two fiscal years or in any presently proposed transaction which, in either case, has or will materially affect us.

Share Exchange Agreement

On November 16, 2013, we entered into a Share Exchange Agreement (SEA) with Textmunication, Inc. a California corporation and Wais Asefi (its sole shareholder), whereby we issued 65,640,207 new shares of common stock in exchange for 100% of the issued and outstanding shares of Textmunication, Inc. and simultaneously the major shareholder of the company, Leburn Estates, Inc. retired 1,128,041 post reverse shares (pre-split: 5,640,207) of our common stock to the company’s treasury.

Senior Secured Convertible Promissory Note

On November 13, 2014, we entered into a Note Restructure Agreement whereby we and Realty Capital Management agreed to extend the Senior Secured Convertible Promissory Note with an original maturity date of November 7, 2014 until June 30, 2015. In consideration for extension of the due date of the note, we agreed to issue to Realty Capital Management 1,000,000 shares of our restricted common stock and to pay $3,750 in interest, of which we were in arrears, in three equal monthly payments of $1,250 starting on November 30, 2014, and to make scheduled future quarterly interest payments of $2,500 on February 7, 2015 and May 7, 2015.

On February 27, 2015, we entered into a Second Note Restructure Agreement with Reality Capital Management. Under the Agreement, We agreed to pay Realty Capital Management $20,000 on or before March 9, 2015, which we did. The collateral under the note was reduced to 35,640,000 shares and the remaining interest of $2,500 and the remaining principal of $30,000 will be due on June 30, 2015.

Convertible Promissory Note

On May 29, 2014, we issued a convertible promissory note that has a principal balance of $10,000, incurs interest at 12% per annum, matures on December 10, 2015, and is convertible into common shares at $0.10 per share. The note is in favor of Yama Asefi. Yama Asefi is the brother of Wais Asefi, our officer and director. We issued a warrant to purchase 100,000 shares of common stock with an exercise price of $0.125 per share in conjunction with the convertible promissory note. The warrant is exercisable at any time for one year following the execution of the agreement.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$86,800	$0	$0	$0
2013	$0	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

3.3	Certificate of Change(1)

31.1	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*Provided herewith

1 Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Textmunication Holdings, Inc.

By:	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 15, 2015

