Form 10-Q
period 2015-03-31
Textmunication Holdings, Inc.
filed 2015-05-20
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,437,130 common shares as of April 14, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited);

F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited); and

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$12,673	$4,797
Receivables	3,320	4,169
Due from related party	3,864	3,864
Total current assets	19,857	12,830

Fixed Assets, net	1,574	1,755

Total assets	21,431	14,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$232,375	$249,534
Due to related parties	11,750	11,750
Loans payable	19,566	8,631
Convertible notes payable, net of discount	186,060	132,518
Total current liabilities	449,751	402,433

Total liabilities	449,751	402,433

Stockholders’ deficit

Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued and outstanding	-	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 77,437,130 and 67,082,130 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	7,734	7,734
Additional paid-in capital	227,000	227,000
Accumulated deficit	(663,054)	(622,582)
Total stockholders’ deficit	(428,320)	(387,848)

Total liabilities and stockholders’ deficit	$21,431	$14,585

The Accompanying Notes are an Integral Part of These Financial Statements.

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues	$82,278	$106,832

Cost of revenues	8,890	33,148

Gross profit	73,388	73,684

Operating expenses
General and administrative expenses	97,859	88,658
Total operating expenses	97,859	88,658

Loss from operations	(24,471)	(14,974)

Other expense
Interest expense	(6,459)	(5,301)
Amortization of debt discount	(9,542)	(23,316)
Factoring expense	-	(3,133)
Total other expense	(16,001)	(31,750)

Net loss	$(40,472)	$(46,724)

Basic weighted average common shares outstanding	77,437,130	67,082,130
Net loss per common share: basic and diluted	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of These Financial Statements.

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net loss	$(40,472)	$(46,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	9,542	23,316
Depreciation	181	-
Changes in assets and liabilities
Receivables	849	(4,883)
Accounts payable and accrued expenses	(17,159)	381
Net cash from operating activities	(47,059)	(27,910)

Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from loans payable	28,825	5,000
Payments on loans payable	(17,890)	(1,112)
Proceeds from convertible notes payable	64,000	-
Payments on convertible notes payable	(20,000)	25,000
Net cash from financing activities	54,935	28,888

Net increase (decrease) in cash	7,876	978

Cash, beginning of period	4,797	1,416

Cash, end of period	$12,673	$2,394

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2015, the Company has an accumulated deficit of $663,054. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on previously reported results of operations. The Company reclassified liabilities due to debt holders from loans payable to accounts payable and accrued liabilities. The Company also reclassified certain liabilities from convertible notes payable to due to related parties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2015 and 2014 the allowance for doubtful accounts and bad debt expense was $0 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of the accounts receivable, accounts payable, notes payable are considered short term in nature and therefore their value is considered fair value.

Net income (loss) per Common Share

Basic net income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2015.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received advances from a related party. The loans are due on demand and have no interest. Amounts outstanding as of March 31, 2015 and December 31, 2014 was approximately $11,750 and $11,750, respectively

During the year ended December 31, 2014, the Company extended advances to certain related parties. The loans are due on demand and have no interest. Amounts outstanding as of March 31, 2015 and December 31, 2014 was approximately $3,864 and $3,864, respectively

Note 5 – LOANS PAYABLE

As of March 31, 2015, the Company has short term loans payable of $19,556 and $8,631, respectively. During the three months ended March 31, 2015, the Company received proceeds of $28,825 and made payments of $17,890 from certain short term loans payable with interest rates ranging from 20%-23%. Interest recorded on the notes for the three months ended March 31, 2015 and 2014 was $841 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2015 and December 31, 2014

Description	March 31, 2015	December 31, 2014

In connection with the SEA, the Company assumed three convertible promissory notes for an aggregate of $13,670, net of debt discount. The notes mature on September 14, 2014 and accrue interest at a rate of 12% per annum. The note principal is convertible at a price of $.00382 per share. At issuance the fair market value of the Company’s common stock was $.013 per share. The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the fair market value of the common stock on the date the note was issued. The beneficial conversion feature was recorded at the debt’s inception as a discount of the debt of $76,429 and is being amortized over the lives of the convertible debt. Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $0 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the three months ended March 31, 2015 and 2014 was $420 and $0, respectively.

One of the holders of the convertible promissory notes with a principal value of $25,476, entered into note purchase and assignment agreements whereby half of the principal of the note was assigned to two separate note holders. The original note was substituted and replaced by two amended and restated 12% convertible promissory notes with restated principal amounts of $12,738 each. All other terms of the original note remain in effect.	$42,048	$42,048

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

The relative fair value of the common stock and warrants at the debt’s inception of $6,884 and $9,121, respectively were recorded as a discount to the debt and are being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 606.16%; no dividend yield; and a risk free interest rate of 0.11%. Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $2,869 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $2,208 and $5,077, respectively. Interest expense recorded on the convertible note for the three months ended March 31, 2015 and 2014 was $2,466 and $0, respectively.

On February 27, 2015, we entered into a Second $50,000 Note Restructure Agreement with note holder. Under the Agreement, we are obligated to pay Reality $20,000 from the proceeds of the loan from a note issued during quarter. We also agreed to pay the remaining principal balance of $30,000 along with accrued and unpaid interest if we secure an additional loans in the future.	30,000	50,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

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

Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $432 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2015 was $112 and $544, respectively. Interest expense recorded on the convertible note for the three months ended March 31, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

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

Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $313 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $43 and $0, respectively. Interest expense recorded on the convertible note for the three months ended March 31, 2015 and 2014 was $74 and $0, respectively.	5,000	5,000

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

Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $1,282 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $430 and $1,712, respectively. Interest expense recorded on the convertible notes for the three months ended March 31, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

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

Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $945 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $1,319 and $2,264, respectively. Interest expense recorded on the convertible notes for the three months ended March 31, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

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

Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $1,069 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $2,920 and $3,989, respectively. Interest expense recorded on the convertible notes for the three months ended March 31, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

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

Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $379 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $3,810 and $4,189, respectively. Interest expense recorded on the convertible notes for the three months ended March 31, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

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

Amortization of debt discount during the three months ended March 31, 2015 and 2014 was $4,145 and $0, respectively and the unamortized discount at March 31, 2015 and December 31, 2014 was $2,255 and $6,400, respectively. Interest expense recorded on the convertible notes for the three months ended March 31, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

On February 27, 2015, we entered into a convertible promissory note pursuant to which we borrowed $64,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on November 25, 2015. The note is convertible at any time following 180 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock.

Interest expense recorded on the convertible note for the three months ended March 31, 2015 and 2014 was $1,122 and $0, respectively.	64,000	-

Total convertible notes payable	201,048	157,048
Less discounts	(14,988)	(24,530)
Convertible notes net of discount	$186,060	$132,518

Note 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days notice. Rent expense was approximately $6,800 and $6,800 for the three months ended March 31, 2015 and 2014, respectively.

Current month to month lease is for $2,000 a month.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS

On April 21, 2015, the Company issued a convertible promissory note in the amount of $26,500, in which the Company received $25,000 cash and paid legal expenses in the amount of $1,500. The note bears interest at 8% per annum and is due on March 19, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 15 trading day period ending with the date of conversion.

On April, 27, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $400,000. There is an original discount component of $40,000. Therefore, the funds available to the Company will be $360,000 and the liability (net of interest) will be $360,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of the lesser of $0.02 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. One April 29, 2015, the Company has received one tranche disbursements of $25,000.

On April 28, 2015, the Company issued a convertible promissory note in the amount of $40,000, in which the Company received $36,500 cash and paid fees in the amount $3,500. The note bears interest at 12% per annum and is due on April 28, 2016. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 20 trading day period ending with the date preceding the conversion date.

On May 5, 2015, the Company issued a promissory note in the amount of $50,000, in which the Company received $50,000 cash. The note bears interest at 10% per annum and is due on November 30, 2015. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of t 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 15 trading day period ending with the date of conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

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

Management

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have 5 employees, including a CEO, Director of Sales, Lead Developer, VP of Operations, and Client Success Manager, and 7 consultants that assist with mobile consulting, systems engineering, social media efforts and graphic design, on an as-needed basis. We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Wais Asefi. His employment agreement obligates us to pay him $100,000 annually. In order to compensate him and all of the above managerial and administrative support, we will require $385,000 in the next twelve months.

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

Sales Personnel

We intend to hire sales personnel to help grow our business. Our anticipated sales force will work in teams of two. There will be a position for LDR (Lead Development & Research), who is responsible for originating new leads and converting those leads into scheduled appointments for an AR (Account Representative), who will perform an online demo overview about our company and the services we offer. We expect to pay an LDR $25,000 annually and the AE $30,000 annually.

We hope to eventually have a team in place for each our targeted customer groups, which are as follows:

1.	Lifestyle: salons, spas, health clubs, gyms, fitness centers, massage, hotels, etc.

2.	Entertainment: golf, comedy, bars & nightclubs, casinos, bowling, etc.

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

Results of Operation for Three Months Ended March 31, 2015 and 2014

Revenues

For the three months ended March 31, 2015, we earned revenues in the amount of $82,278, as compared with revenues of $106,832 for the three months ended March 31, 2014. The decrease is due to a change in our target market. In the previous year, we focused our marketing effort on quick sale restaurants. In the current year we are focused on enterprise and API projects in the health and fitness industries.

Cost of Sales

Cost of sales was $8,890 for the three months ended March 31, 2015, as compared with $33,148 for the same period ended March 31, 2014.

Our cost of sales decreased significantly for the three months ended March 31, 2015 compared with the same period ended March 31, 2015 and was attributable to significantly less incurred in programming costs.

Operating Expenses

Our operating expenses were $97,859 for the three months ended March 31, 2015, as compared with $88,568 for the three months ended March 31, 2014. Our operating expenses for the three months ended March 31, 2015 mainly consisted of consulting fees of $22,145, contract labor of $20,620, legal fees of $10,570, rent expenses of $6,800, meals and entertainment of $6,309 and accounting fees of $5,875, compared to commissions of $6,258, consulting fees of $34,500, professional fees of $10,000, payroll of $6,658 and rent of $8,301 for the three months ended March 31, 2014.

Other Expenses

We had other expenses of $16,001 for the three months ended March 31, 2015 with $31,750 for the same period ended March 31, 2014. Other expenses for the three months ended March 31, 2015 consisted of $9,542 in amortization of debt discount and $6,459 in interest expenses.

Net Loss

We had a net loss of $40,472 for the three months ended March 31, 2015, as compared with net loss of $46,724 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $19,857. Our total current liabilities as of March 31, 2015 were $449,751. We had a working capital deficit of $429,894 as of March 31, 2015.

Cash Flows from Operating Activities

Operating activities used $47,059 in cash the three months ended March 31, 2015. Our net loss of $40,472 and accounts payable and accrued expenses of $17,159 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $9,542.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2015 amounted to $54,935 and consisted mostly of proceeds from the sale of convertible promissory notes and notes payable, offset by payments on such instruments.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We anticipate needing approximately $1,000,000 in the next 12 months. We only have $12,673 in cash as of March 31, 2015 and this amount is not sufficient for our needs.

Our optimum level of growth for success will be achieved if we are able to raise $1,000,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. If we are unable to raise $1,000,000 our ability to implement our business plan and achieve our goals will be significantly diminished.

We have generated revenue but we have experienced a history of losses. Our monthly expenses have historically been approximately $18,000 and we have had sufficient revenues to cover those expenses in the past. The added costs of going public have resulted in a monthly burn rate of approximately $10,600 in recent months. Thus, even though our revenues fund most of our operating expenses, we have taken on small loans to help bridge the gap with the onset of accounting and professional fees in connection with going public. We have raised approximately $230,000 in small loans since September 2013. There is no guarantee that these small loans will be available to us in the future. We expect that we will not be able to continue operations beyond 6 months with our current available capital resources, which presently consist of $12,673 in cash and our monthly revenues, without obtaining additional funding or generating more revenues. We will need at a minimum $100,000 in capital to fund operations in the next 12 months.

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

Going Concern

As of March 31, 2015, we have an accumulated deficit of $663,054. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

Our critical accounting policies are disclosed in note 2 of our audited financial statements included in the Form 10K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on form 10-K for 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously reported.

On February 27, 2015, we entered into a convertible promissory note pursuant to which we borrowed $64,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on November 25, 2015. The note is convertible at any time following 180 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock.

On April 21, 2015, we issued a convertible promissory note in the amount of $26,500, in which we received $25,000 cash and paid legal expenses in the amount of $1,500. The note bears interest at 8% per annum and is due on March 19, 2016. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 15 trading day period ending with the date of conversion.

On April, 27, 2015, we issued a convertible promissory note in which we will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $400,000. There is an original discount component of $40,000. Therefore, the funds available to the Company will be $360,000 and the liability (net of interest) will be $360,000 when all disbursements have been received by us. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of our common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of our common stock at a rate of the lesser of $0.02 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. One April 29, 2015, we have received one tranche disbursements of $25,000.

On April 28, 2015, we issued a convertible promissory note in the amount of $40,000, in which we received $36,500 cash and paid fees in the amount $3,500. The note bears interest at 12% per annum and is due on April 28, 2016. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 50% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 20 trading day period ending with the date preceding the conversion date.

On May 5, 2015, we issued a promissory note in the amount of $50,000, in which we received $50,000 cash. The note bears interest at 10% per annum and is due on November 30, 2015. The loan and any accrued interest can then be converted into shares of our common stock at a rate of t 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 15 trading day period ending with the date of conversion.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	May 20, 2015

By:	/s/ Wais Asefi
Name:	Wais Asefi
Title:	President, Chief Executive Officer, and Director

