Form 10-Q
period 2015-06-30
Textmunication Holdings, Inc.
filed 2015-08-19
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 410,875,191 common shares as of August 15, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$9,235	$4,797
Receivables	3,402	4,169
Due from related party	3,864	3,864
Total current assets	16,501	12,830

Fixed Assets, net	1,395	1,755
Total assets	17,896	14,585

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$168,950	$249,534
Due to related parties	11,750	11,750
Loans payable	8,299	8,631
Convertible notes payable, net of discount	208,445	132,518
Derivative liability	271,343	-
Total current liabilities	668,787	402,433

Convertible notes payable, net of discount - Long term	2,359	-

Total liabilities	671,146	402,433

Stockholders' deficit

Preferred stock, 10,000,000 shares authorized, $0.0001 par value,4,000,000 issued and outstanding	400	-
Common stock; $0.0001 par value; 750,000,000 shares authorized;78,237,130 and 77,437,130 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	7,824	7,734
Additional paid-in capital	280,572	227,000
Accumulated deficit	(942,046)	(622,582)
Total stockholders' deficit	(653,250)	(387,848)

Total liabilities and stockholders' deficit	$17,896	$14,585

The accompanying notes are an integral part of these financial statements.

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$74,345	$72,439	$156,623	$182,307

Cost of revenues	18,806	18,364	27,696	50,811

Gross profit	55,539	54,075	128,927	131,496

Operating expenses
General and administrative expenses	155,200	73,109	253,059	187,124
Total operating expenses	155,200	73,109	253,059	187,124

Loss from operations	(99,661)	(19,034)	(124,132)	(55,628)

Other expense
Interest expense	(13,682)	(8,225)	(20,141)	(16,025)
Loss on change of derivitive liability	(128,945)	-	(128,945)	-
Amortization of debt discount	(36,704)	(28,363)	(46,246)	(51,679)
Factoring expense	-	-	-	(3,133)
Total other expense	(179,331)	(36,588)	(195,332)	(70,837)

Net loss	$(278,992)	$(55,622)	$(319,464)	$(126,465)

Basic weighted average common shares outstanding	77,520,646	67,082,130	77,479,119	67,082,130
Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net loss	$(319,464)	$(126,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	46,246	51,679
Loss on derivative liability	128,945	-
Share based compensation	48,000	6,113
Depreciation	360	109
Changes in assets and liabilities
Receivables	767	(3,906)
Prepaid expenses	-	1,265
Accounts payable and accrued expenses	(80,584)	9,548
Net cash from operating activities	(175,730)	(61,657)

Purchase of fixed assets	-	(2,178)
Net cash used in investing activities	-	(2,178)

Cash Flows from Financing Activities
Proceeds from loans payable	25,328	25,158
Payments on loans payable	(25,660)	(1,112)
Proceeds from convertible notes payable	200,500	45,000
Payments on convertible notes payable	(20,000)	-
Net cash from financing activities	180,168	69,046

Net increase in cash	4,438	5,211

Cash, beginning of period	4,797	1,416

Cash, end of period	$9,235	$6,627

Supplemental disclosure of cash flow information
Cash paid for interest	$2,691	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Recognition of derivative debt discount	$163,460	$-
Conversion of convertible notes payable	$5,000	$-
Settlement of stock payable	$20,000	$-
Settlement of derivative liability	$5,608	$-

The accompanying notes are an integral part of these financial statements.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2015, the Company has an accumulated deficit of $942,046. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of June 30, 2015 and December 31, 2014 the allowance for doubtful accounts was $0 and bad debt expense of $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received advances from a related party. The loans are due on demand and have no interest. Amounts outstanding as of June 30, 2015 and December 31, 2014 was approximately $11,750 and $11,750, respectively.

During the year ended December 31, 2014, the Company advanced funds to certain related parties. The loans are due on demand and have no interest. Amounts outstanding as of June 30, 2015 and December 31, 2014 was approximately $3,864 and $3,864, respectively.

Note 5 – LOANS PAYABLE

As of June 30, 2015, the Company has short term notes payable of $8,299 and $8,631, respectively. During the six months ended June 30, 2015, the Company received proceeds of $25,328 and made payments of $25,328 from certain short term loan payable with interest rates ranging from 10%-23%. Interest recorded on the notes for the six months ended June 30, 2015 and 2014 was $2,691 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of June 30, 2015 and December 31, 2014.

Description	June 30, 2015	December 31, 2014
In connection with the SEA, the Company assumed three convertible promissory notes for an aggregate of $13,670, net of debt discount. The notes mature on September 14, 2014 and accrue interest at a rate of 12% per annum. The note principal is convertible at a price of $.00382 per share. At issuance the fair market value of the Company’s common stock was $.013 per share. The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the fair market value of the common stock on the date the note was issued. The beneficial conversion feature was recorded at the debt’s inception as a discount of the debt of $76,429 and is being amortized over the lives of the convertible debt. Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $0 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the three months ended June 30, 2015 and 2014 was $420 and $0, respectively.

One of the holders of the convertible promissory notes with a principal value of $25,476, entered into note purchase and assignment agreements whereby half of the principal of the note was assigned to two separate note holders. The original note was substituted and replaced by two amended and restated 12% convertible promissory notes with restated principal amounts of $12,738 each. All other terms of the original note remain in effect.	$42,048	$42,048

In connection with the SEA, the Company assumed a convertible note for an aggregate of $36,363, net of debt discount. The note matures on November 7, 2014 and interest accrues at a rate of 20% per annum. The note principal is convertible into common stock at the rate of $.001 per share or 50 million shares of the Company’s common stock but such conversion can only take effect upon default of the note. The note is secured by 59,400,000 shares of the Company’s common stock. In conjunction with the note the Company issued 750,000 shares of restricted common stock and 1,000,000 common stock purchase warrants exercisable for twelve months at $.10 per warrant for one share of Company common stock.	30,000	50,000

The relative fair value of the common stock and warrants at the debt’s inception of $6,884 and $9,121, respectively were recorded as a discount to the debt and are being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 606.16%; no dividend yield; and a risk free interest rate of 0.11%. Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $2,869 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $2,208 and $5,077, respectively. Interest expense recorded on the convertible note for the three months ended June 30, 2015 and 2014 was $2,466 and $0, respectively.

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

Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $432 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $112 and $544, respectively. Interest expense recorded on the convertible note for the three months ended June 30, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

On January 20, 2014, the Company issued a $5,000 convertible promissory note. The note matures on August 1, 2015 and accrues interest at a rate of 6% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the note, the Company issued 50,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $651 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 588.26%; no dividend yield; and a risk free interest rate of 0.11%. On April 24, 2015, the note was settled through the issuance of a $25,000 convertible note payable.

Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $313 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $43 and $0, respectively. Interest expense recorded on the convertible note for the three months ended June 30, 2015 and 2014 was $74 and $0, respectively.	-	5,000

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

Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $1,282 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $430 and $1,712, respectively. Interest expense recorded on the convertible notes for the three months ended June 30, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

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

Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $945 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $1,319 and $2,264, respectively. Interest expense recorded on the convertible notes for the three months ended June 30, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

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

Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $1,069 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $2,920 and $3,989, respectively. Interest expense recorded on the convertible notes for the three months ended June 30, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

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

Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $379 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $3,810 and $4,189, respectively. Interest expense recorded on the convertible notes for the three months ended June 30, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

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

Amortization of debt discount during the three months ended June 30, 2015 and 2014 was $4,145 and $0, respectively and the unamortized discount at June 30, 2015 and December 31, 2014 was $2,255 and $6,400, respectively. Interest expense recorded on the convertible notes for the three months ended June 30, 2015 and 2014 was $296 and $0, respectively.	10,000	10,000

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

Interest expense recorded on the convertible note for the three months ended June 30, 2015 and 2014 was $1,122 and $0, respectively.	64,000	-

On April 21, 2015, we entered into a convertible promissory note pursuant to which we borrowed $26,500, including a debt discount of $1,650. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 20, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest average three day market price of our common stock during the 15 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $52,553 and an initial loss of $25,903 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $5,949 debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $43,463 resulting in a gain on the change in fair value of the derivative of $9,090 for the three and six months ended June 30, 2015. Interest expense recorded on the convertible note for the three and six months ended June 30, 2015 and 2014 was $415 and $0, respectively.	26,650	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

On April 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments, the total of these payments cannot exceed $400,000. There is an original discount component of 10% per tranche. Therefore, the funds available to the Company will be $360,000 and the liability (net of interest) will be $400,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 0% for the first 90 days and 12% per annum thereafter. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended June 30, 2015, the Company has received one tranche disbursements of $25,000 on April 29, 2015. The tranche included an original issue discount of $2,779. The Company recorded a debt discount related to the tranche in the amount of $27,779 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $94,511 and an initial loss of $66,732 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $2,595 debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $65,220 resulting in a gain on the change in fair value of the derivative of $29,290 for the three and six months ended June 30, 2015. Interest expense recorded on the convertible note for the three and six months ended June 30, 2015 and 2014 was $575 and $0, respectively.	27,779	-

On April 28, 2015, we entered into a convertible promissory note pursuant to which we borrowed $40,000, including a debt discount of $3,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on April 28, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of the lower of the closing sale price of common stock on the trading day immediately preceding the conversion date and 50% of the lowest market price of our common stock during the 20 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $34,031 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $34,031and an initial loss of $0 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $6,476 debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $37,915 resulting in a loss on the change in fair value of the derivative of $3,884 for the three and six months ended June 30, 2015. Interest expense recorded on the convertible note for the three and six months ended June 30, 2015 and 2014 was $842 and $0, respectively.	40,000	-

On April 23, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest market price of our common stock during the 15 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $45,446 and an initial loss of $20,446 based on the Black Scholes Merton pricing model. On June 9, 2015, the note holder converted $5,000 of the note payable into 1,000,000 shares of common stock. The converted portion of the note also had an associated derivative liability with a fair value on the date of conversion of $21,062.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

As of June 30, 2015, $4,595 debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $40,987 resulting in a gain on the change in fair value of the derivative of $4,459 for the three and six months ended June 30, 2015. Interest expense recorded on the convertible note for the three and six months ended June 30, 2015 and 2014 was $302 and $0, respectively.	20,000	-

On May 12, 2015, we entered into a convertible promissory note pursuant to which we borrowed $57,500, including a debt discount of $7,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest day market price of our common stock during the 15 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $107,590 and an initial loss of $57,590 based on the Black Scholes Merton pricing model.

As of June 30, 2015, $8,039 debt discount had been amortized. The fair value of the derivative liability at June 30, 2015 was $83,757 resulting in a gain on the change in fair value of the derivative of $23,833 for the three and six months ended June 30, 2015. Interest expense recorded on the convertible note for the three and six months ended June 30, 2015 and 2014 was $630 and $0, respectively.	57,500	-

Total convertible notes payable	367,977	157,048

Less discounts	(157,173)	(24,530)

Convertible notes net of discount	$210,804	$132,518

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for’ any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at June 30, 2015:

Fair value assumptions – derivative notes:	June 30, 2015
Risk free interest rate	0.23-0.64%
Expected term (years)	0.721-2.00
Expected volatility	188-312%
Expected dividends	0%

Note 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days notice. Rent expense was approximately $6,800 and $6,800 for the three months ended June 30, 2015 and 2014, respectively.

Current month to month lease is for $2,000 a month.

Note 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 250,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of Series A preferred stock (“Series A”).

Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of three hundred (300) votes for each share held. Each share of Series A Convertible Preferred Stock shall be convertible at the option of the Holder thereof and without the payment of additional consideration by the Holder thereof, at any time, into shares of Common Stock at a conversion rate of one share of Common Stock for every one share of Series A Convertible Preferred Stock.

As of June 30, 2015, 78,237,130 and 4,000,000 shares of common and Series A preferred stock, were issued and outstanding, respectively.

During the year ended December 31, 2014, we received $20,000 for the purchase of 200,000 common shares sold a price of $0.10 per share. As of April 24, 2015, due to an administrative error, the Company had not physically issued the shares, and therefore, we agreed to settle with the investor through the issuance of $20,000, 8% note payable. The note was subsequently refinanced along with a $5,000 note issued on January 24, 2014 into a $25,000 8% convertible note issued on April 24, 2015.

During the six months ended June 30, 2015, the Company issued 1,000,000 shares of common stock with a fair value of $5,000 for the partial conversion of a note payable issued on April 23, 2015. The converted portion of the note also had an associated derivative liability with a fair value on the date of conversion of $8,608. The conversion of the derivative liability has been recorded through additional paid-in capital.

On June 30, 2015, the Company issued 4,000,000 shares of Series A preferred stock with a fair value on the date of issuance of $48,000 to the CEO for services.

Note 9 – SUBSEQUENT EVENTS

On July 10, 2015, the Company refinanced two convertible notes, originally assumed in connection with the Share Exchange Agreement in exchange for a $25,000 12% convertible note with a conversion price of $0.002 per share. On July 28, 2015, the noteholder converted $12,886 of the note into 6,443,000 shares of common stock.

On July 21, 2015, the Company increased its authorized common shares from 250,000,000 to 750,000,000. This change has been retroactively reflected in the financial statements.

On July 21, 2015, the Company issued 325,000,000 shares valued at $4,550,000 for services.

On July 31, 2015, a noteholder on a note assumed by the Company in connection with the Share Exchange Agreement was issued 1,358,901 shares for the conversion of $5,191 of the note balance.

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

We will have one Sales Director over teams and more may be added as our company grows and our geographical customer base expands. The sales Director is responsible for leading and developing the sales team, organizing and assigning industry specifics and regions, and working hand in hand with current and new partners for sustained growth. We have one Sales Director already.

Professional Fees

We expect to spend roughly $50,000 in professional fees for legal and accounting support in the next twelve months.

Results of Operation for Three and Six Months Ended June 30, 2015 and 2014

Revenues

For the three months ended June 30, 2015, we earned revenues in the amount of $74,345, as compared with revenues of $72,439 for the three months ended June 30, 2014. For the six months ended June 30, 2015, we earned revenues in the amount of $156,623, as compared with revenues of $182,307 for the six months ended June 30, 2014.

The decrease is revenues for the six months ended June 30, 2015 is due to a change in our target market. In the previous period, we focused our marketing effort on quick sale restaurants. In 2015, we are focused on enterprise and API projects in the health and fitness industries. We believe that redirection has paid off, as we increased our sales for the three months ended June 30, 2015 slightly over the same period ended 2014. We expect to achieve greater revenues for the remainder of 2015.

Cost of Sales

Cost of sales was $18,806 for the three months ended June 30, 2015, as compared with $18,364 for the same period ended June 30, 2014. Cost of sales was $27,696 for the six months ended June 30, 2015, as compared with $50,811 for the same period ended June 30, 2014.

Our cost of sales decreased significantly for the six months ended June 30, 2015 compared with the same period ended June 30, 2014 and was attributable to significantly less incurred in programming costs.

Operating Expenses

Our operating expenses were $155,200 for the three months ended June 30, 2015, as compared with $73,109 for the three months ended June 30, 2014.

Our operating expenses were $253,059 for the six months ended June 30, 2015, as compared with $187,124 for the six months ended June 30, 2014. Our operating expenses for the six months ended June 30, 2015 mainly consisted of consulting fees of management compensation of 69,872, amortization and depreciation of $47,636, consulting fees of $47,050, contract labor of $46,908, rent expenses of $13,998, meals and entertainment of $14,133 and accounting fees of $15,418, compared to commissions of $12,444, consulting fees of $59,800, professional fees of $10,000, payroll of $10,707 and rent of $17,384. Our operating expenses for the six months ended June 30, 2014 mainly consisted of commissions of $12,444, consulting fees of $59,800, professional fees of $10,000, payroll of $10,707 and rent of $17,384.

Other Expenses

We had other expenses of $179,331 for the three months ended June 30, 2015 with $36,588 for the same period ended June 30, 2014. Other expenses for the three months ended June 30, 2015 consisted of $128,945 due to the loss on change of derivative liabilities, $36,704 in amortization of debt discount and $13,682 in interest expenses.

We had other expenses of $195,332 for the six months ended June 30, 2015 with $70,837 for the same period ended June 30, 2014. Other expenses for the six months ended June 30, 2015 consisted of $128,945 due to the loss on change of derivative liabilities, $46,246 in amortization of debt discount and $20,141 in interest expenses.

The major reason for the increase in other expenses in 2015 over 2014 is the result of the loss on change in derivative liabilities associated with convertible promissory notes.

Net Loss

We had a net loss of $278,992 for the three months ended June 30, 2015, as compared with net loss of $55,622 for the three months ended June 30, 2014. We had a net loss of $319,464 for the six months ended June 30, 2015, as compared with net loss of $126,465 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $16,501. Our total current liabilities as of June 30, 2015 were $668,787. We had a working capital deficit of $652,286 as of June 30, 2015.

Cash Flows from Operating Activities

Operating activities used $175,730 in cash the six months ended June 30, 2015. Our net loss of $319,464 and accounts payable and accrued expenses of $80,584  were the main component of our negative operating cash flow, offset mainly by the loss on derivative liabilities of $128,945, share based compensation of $48,000 and amortization of debt discount of $46,246.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended June 30, 2015 amounted to $180,168 and consisted mostly of proceeds from the sale of convertible promissory notes and notes payable, offset by payments on such instruments.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We anticipate needing approximately $1,000,000 in the next 12 months. We only have $9,235 in cash as of June 30, 2015 and this amount is not sufficient for our needs.

Our optimum level of growth for success will be achieved if we are able to raise $1,000,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. If we are unable to raise $1,000,000 our ability to implement our business plan and achieve our goals will be significantly diminished.

We have generated revenue but we have experienced a history of losses. Our monthly expenses have historically been approximately $18,000 and we have had sufficient revenues to cover those expenses in the past. The added costs of going public have resulted in a monthly burn rate of approximately $10,000 in recent months. Thus, even though our revenues fund most of our operating expenses, we have taken on small loans to help bridge the gap with the onset of accounting and professional fees in connection with going public. We have raised approximately $376,277 less discounts in small loans since September 2013. There is no guarantee that these small loans will be available to us in the future. We have also entered into a $5,000,000 equity line. The availability of generating cash from this line is dependent on the trading price and volume of our common stock in the market. Thus, there is no assurance that we will be able to access this money considering our trading market is limited.

We expect that we will not be able to continue operations beyond 6 months with our current available capital resources, which presently consist of $9,235 in cash and our monthly revenues, without obtaining additional funding or generating more revenues. We will need at a minimum $100,000 in capital to fund operations in the next 12 months.

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

Going Concern

As of June 30, 2015, we have an accumulated deficit of $942,046. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

On April 21, 2015, we issued a convertible promissory note in the amount of $26,650,  in which we received $25,000 cash and paid legal expenses in the amount of $1,650.  The note bears interest at 8% per annum and is due on March 19, 2016. The loan and any accrued interest can then be converted into shares of our common stock at a rate of 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 15 trading day period ending with the date of conversion.

On April 23, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest market price of our common stock during the 15 trading days prior the date of the notice of conversion.

On April, 29, 2015, we issued a convertible promissory note in which we will be taking tranche payments based on amounts determined by the note holder for total payments of not more than $400,000. There is an original discount component of $40,000. Therefore, the funds available to the Company will be $360,000 and the liability (net of interest) will be $360,000 when all disbursements have been received by us. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 12% per annum. The loan is secured by shares of our common stock. Each portion of the loan becomes convertible immediately upon issuance. The loan and any accrued interest can then be converted into shares of our common stock at a rate of the lesser of $0.02 per share or 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. One April 29, 2015, we have received one tranche disbursements of $25,000.

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

On May 12, 2015, we issued a promissory note in the amount of $57,500, in which we received $50,000 cash. The note bears interest at 8 % per annum and is due on November 30, 2015. The loan and any accrued interest can then be converted into shares of our common stock at a rate of t 60% multiplied by the market price per share, which is the lowest quoted price for the common stock during the 15 trading day period ending with the date of conversion.

On June 30, 2015, we issued 4,000,000 shares of Series A preferred stock with a fair value on the date of issuance of $48,000 to the CEO for services.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date: August 18, 2015

By:	/s/ Wais Asefi
Name:	Wais Asefi
Title:	President, Chief Executive Officer, and Director

