Form 10-Q
period 2015-09-30
Textmunication Holdings, Inc.
filed 2016-02-11
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 110,737,848 common shares as of February 10, 2016.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited);

F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited); and

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$7,167	$4,797
Receivables	3,938	4,169
Due from related party	3,864	3,864
Total current assets	14,969	12,830

Fixed Assets, net	1,395	1,755

Total assets	16,364	14,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$211,907	$249,534
Due to related parties	11,750	11,750
Loans payable	-	8,631
Convertible notes payable, net of discount	188,281	132,518
Derivitive liability	1,156,892	-
Total current liabilities	1,568,830	402,433

Convertible notes payable, net of discount - Long term	3,667	-

Total liabilities	1,572,497	402,433

Stockholders’ deficit

Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 106,543,534 and 77,437,130 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	10,645	7,734
Additional paid-in capital	2,998,617	227,000
Accumulated deficit	(4,565,795)	(622,582)
Total stockholders’ deficit	(1,556,133)	(387,848)

Total liabilities and stockholders’ deficit	$16,364	$14,585

The accompanying notes are an integral part of these financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$80,289	$77,261	$236,912	$259,567

Cost of revenues	73,494	61,392	101,190	112,202

Gross profit	6,795	15,869	135,722	147,365

Operating expenses
General and administrative expenses	116,299	186,755	3,069,358	358,996
Total operating expenses	116,299	186,755	3,069,358	358,996

Loss from operations	(109,504)	(170,886)	(2,933,636)	(211,631)

Other expense
Interest expense	(15,199)	(19,299)	(35,340)	(29,598)
Loss on change of derivitive liability	(701,805)	-	(830,750)	-
Amortization of debt discount	(97,241)	(26,376)	(143,487)	(78,055)
Total other expense	(814,245)	(45,675)	(1,009,577)	(107,653)

Net loss	$(923,749)	$(216,561)	$(3,943,213)	$(319,284)

Basic weighted average common shares outstanding	89,868,530	67,082,130	81,398,857	67,082,130
Net loss per common share: basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(3,943,213)	$(319,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	143,487	78,055
Loss on derivative liability	830,750	-
Share based compensation	2,748,000	-
Depreciation	360	436
Changes in assets and liabilities
Receivables	231	(3,683)
Prepaid expenses	-	1,265
Accounts payable and accrued expenses	(37,627)	137,636
Net cash from operating activities	(258,012)	(105,575)

Purchase of fixed assets	-	(2,178)
Net cash used in investing activities	-	(2,178)

Cash Flows from Financing Activities
Proceeds from loans payable	24,800	52,492
Payments on loans payable	(33,959)	(1,112)
Proceeds from convertible notes payable	363,000	55,000
Payments on convertible notes payable	(93,459)	-
Net cash from financing activities	260,382	106,380

Net increase in cash	2,370	(1,373)

Cash, beginning of period	4,797	1,416

Cash, end of period	$7,167	$43

Supplemental disclosure of cash flow information
Cash paid for interest	$2,691	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2015, the Company has an accumulated deficit of $4,565,795. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2015 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2015 and December 31, 2014 the allowance for doubtful accounts was $0 and bad debt expense of $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received advances from a related party. The loans are due on demand and have no interest. Amounts outstanding as of September 30, 2015 and December 31, 2014 was approximately $11,750 and $11,750, respectively.

During the year ended December 31, 2014, the Company advanced funds to certain related parties. The loans are due on demand and have no interest. Amounts outstanding as of September 30, 2015 and December 31, 2014 was approximately $3,864 and $3,864, respectively.

Note 5 – LOANS PAYABLE

As of September 30, 2015 and December 31, 2014, the Company has short term notes payable of $0 and $8,631, respectively. During the nine months ended September 30, 2015, the Company received proceeds of $24,800 and made payments of $33,959 from certain short term loan payable with interest rates ranging from 10%-23%. Interest recorded on the notes for the nine months ended September 30, 2015 and 2014 was $2,691 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of September 30, 2015 and December 31, 2014

Description	September 30, 2015	December 31, 2014

In connection with the SEA, the Company assumed three convertible promissory notes for an aggregate of $13,670, net of debt discount. The notes mature on September 14, 2014 and accrue interest at a rate of 12% per annum. The note principal is convertible at a price of $.00382 per share. At issuance the fair market value of the Company’s common stock was $.013 per share. The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the fair market value of the common stock on the date the note was issued. The beneficial conversion feature was recorded at the debt’s inception as a discount of the debt of $76,429 and is being amortized over the lives of the convertible debt. Amortization of debt discount during the three months ended September 30, 2015 and 2014 was $0 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2015 and 2014 was $3,788 and $0, respectively.

One of the holders of the convertible promissory notes with a principal value of $25,476, entered into note purchase and assignment agreements whereby half of the principal of the note was assigned to two separate note holders. The original note was substituted and replaced by two amended and restated 12% convertible promissory notes with restated principal amounts of $12,738 each. All other terms of the original note remain in effect.	$33,729	42,048

In connection with the SEA, the Company assumed a convertible note for an aggregate of $36,363, net of debt discount. The note matures on November 7, 2014 and interest accrues at a rate of 20% per annum. The note principal is convertible into common stock at the rate of $.001 per share or 50 million shares of the Company’s common stock but such conversion can only take effect upon default of the note. The note is secured by 59,400,000 shares of the Company’s common stock. In conjunction with the note the Company issued 750,000 shares of restricted common stock and 1,000,000 common stock purchase warrants exercisable for twelve months at $.10 per warrant for one share of Company common stock.	30,000	50,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

The relative fair value of the common stock and warrants at the debt’s inception of $6,884 and $9,121, respectively were recorded as a discount to the debt and are being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 606.16%; no dividend yield; and a risk free interest rate of 0.11%. Amortization of debt discount during the nine months ended September 30, 2015 and 2014 was $2,869 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $0 and $5,077, respectively. Interest expense recorded on the convertible note for the six months ended September 30, 2015 and 2014 was $4,504 and $0, respectively.

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

Amortization of debt discount during the nine months ended September 30, 2015 and 2014 was $972 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2015 was $0 and $544, respectively. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $901 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

On January 20, 2014, the Company issued a $5,000 convertible promissory note. The note matures on May 1, 2015 and accrues interest at a rate of 6% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the note, the Company issued 50,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $651 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 588.26%; no dividend yield; and a risk free interest rate of 0.11%.

Amortization of debt discount during the nine months ended September 30, 2015 and 2014 was $249 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $0 and $0, respectively. Interest expense recorded on the convertible note for the three months ended September 30, 2015 and 2014 was $0 and $0, respectively.	-	5,000

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

Amortization of debt discount during the nine months ended September 30 2015 and 2014 was $2,260 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $0 and $1,712, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2015 and 2014 was $901 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Amortization of debt discount during the nine months ended September 30, 2015 and 2014 was $1,538 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $0 and $2,264, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2015 and 2014 was $901 and $0, respectively.	-	10,000

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

Amortization of debt discount during the nine months ended September 30, 2015 and 2014 was $4,398 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $310 and $5,292, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2015 and 2014 was $901 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Amortization of debt discount during the nine months ended September 30, 2015 and 2014 was $2,589 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $1,268 and $4,189, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2015 and 2014 was $901 and $0, respectively.	10,000	10,000

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

Amortization of debt discount during the nine months ended September 30, 2015 and 2014 was $4,849 and $0, respectively and the unamortized discount at September 30, 2015 and December 31, 2014 was $0 and $6,400, respectively. Interest expense recorded on the convertible notes for the nine months ended September 30, 2015 and 2014 was $901 and $0, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

On February 27, 2015, we entered into a convertible promissory note pursuant to which we borrowed $64,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on November 25, 2015. The note is convertible at any time following 180 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest average three-day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock.

The note was paid during the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the three months ended September 30, 2015 and 2014 was $28,288 and $0, respectively.	-	-

On April 21, 2015, we entered into a convertible promissory note pursuant to which we borrowed $26,500, including a debt discount of $1,650. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 20, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest average three-day market price of our common stock during the 15 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $31,976 and an initial loss of $5,326 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $13,768 debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $55,768 resulting in a loss on the change in fair value of the derivative of $3,215 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $952 and $0, respectively.	26,650	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

On April 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments, the total of these payments cannot exceed $400,000. There is an original discount component of 10% per tranche. Therefore, the funds available to the Company will be $360,000 and the liability (net of interest) will be $400,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 0% for the first 90 days and 12% per annum thereafter. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the period ended September 30, 2015, the Company has received one tranche disbursements of $25,000 on April 29, 2015. The tranche included an original issue discount of $2,779. The Company recorded a debt discount related to the tranche in the amount of $27,779 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $45,187 and an initial loss of $17,409 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $5,860 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $107,586 resulting in a gain on the change in fair value of the derivative of $13,076 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $1,416 and $0, respectively.	27,779	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

On April 28, 2015, we entered into a convertible promissory note pursuant to which we borrowed $40,000, including a debt discount of $3,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on April 28, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of the lower of the closing sale price of common stock on the trading day immediately preceding the conversion date and 50% of the lowest market price of our common stock during the 20 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $40,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $34,031 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $14,452 debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $202,337 resulting in a loss on the change in fair value of the derivative of $168,306 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $2,052 and $0, respectively.	40,000	-

On April 23, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest market price of our common stock during the 15 trading days’ prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $45,446 and an initial loss of $7,106 based on the Black Scholes Merton pricing model. On September 9, 2015, the note holder converted $5,000 of the note payable into 1,000,000 shares of common stock. The converted portion of the note also had an associated derivative liability with a fair value on the date of conversion of $8,608.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

As of September 30, 2015, $10,811 debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $52,871 resulting in a gain on the change in fair value of the derivative of $15,493 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $706 and $0, respectively.	20,000	-

On May 12, 2015, we entered into a convertible promissory note pursuant to which we borrowed $57,500, including a debt discount of $7,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest day market price of our common stock during the 15 trading days’ prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $107,590 and an initial loss of $57,590 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $20,085 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $108,209 resulting in a loss on the change in fair value of the derivative of $619 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $1,790 and $0, respectively.	57,500	-

On July 10, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000, including a debt discount of $3,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on January 30, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest day market price of our common stock during the 10 trading days’ prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $26,056 and an initial loss of $1,056 based on the Black Scholes Merton pricing model.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

As of September 30, 2015, $10,049 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $33,970 resulting in a gain on the change in fair value of the derivative of $7,914 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $682 and $0, respectively.	25,000	-

On August 21, 2015, we entered into a convertible promissory note pursuant to which we borrowed $55,750, including a debt discount of $5,750. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 21, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest day market price of our common stock during the 25 trading days’ prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $55,750 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $87,934 and an initial loss of $32,184 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $8,139 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $218,320 resulting in a loss on the change in fair value of the derivative of $130,386 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $1,521 and $0, respectively.	55,750	-

On September 9, 2015, we entered into a convertible promissory note pursuant to which we borrowed $50,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on June 7, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 10 trading days’ prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $398,275 and an initial loss of $348,275 based on the Black Scholes Merton pricing model.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

As of September 30, 2015, $3,860 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $135,416 resulting in a gain on the change in fair value of the derivative of $262,859 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $241 and $0, respectively.	50,000	-

On September 22, 2015, we entered into a convertible promissory note pursuant to which we borrowed $15,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 22, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 25 trading days’ prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $15,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $131,633 and an initial loss of $116,633 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $659 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $90,883 resulting in a gain on the change in fair value of the derivative of $40,750 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $37 and $0, respectively.	15,000	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

On September 23, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 25 trading days’ prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of 206,447 and an initial loss of $181,447 based on the Black Scholes Merton pricing model.

As of September 30, 2015, $962 of the debt discount had been amortized. The fair value of the derivative liability at September 30, 2015 was $151,532 resulting in a gain on the change in fair value of the derivative of $54,916 for the nine months ended September 30, 2015. Interest expense recorded on the convertible note for the nine months ended September 30, 2015 and 2014 was $55 and $0, respectively.	25,000	-

Total convertible notes payable	456,408	157,048
Less discounts	(264,460)	(24,530)
Convertible notes net of discount	$191,948	$132,518

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at September 30, 2015:

Fair value assumptions – derivative notes:	September 30, 2015
Risk free interest rate	0.28%
Expected term (years)	0.721-1.58
Expected volatility	307.49%
Expected dividends	0%

Note 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,156 and $0 and $19,153 and $14,684 for the three and nine months ended September 30, 2015 and 2014, respectively.

Current month to month lease is for $2,000 a month.

Note 7 – STOCKHOLDERS’ EQUITY

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

As of September 30, 2015, 106,543,534 and 4,000,000 shares of common and Series A preferred stock, were issued and outstanding, respectively.

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

During the nine months ended September 30, 2015, the Company issued 1,000,000 shares of common stock with a fair value of $5,000 for the partial conversion of a note payable issued on April 23, 2015. The converted portion of the note also had an associated derivative liability with a fair value on the date of conversion of $8,608. The conversion of the derivative liability has been recorded through additional paid-in capital.

During the nine months ended September 30, 2015, the Company issued 4,000,000 shares of Series A preferred stock with a fair value of $400.

During the nine months ended September 30, 2015, the Company issued 18,000,000 shares of common stock valued at $2,700,000 for services.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

During the nine months ended September 30, 2015, the Company issued 1,685,393 shares of common stock valued at for the conversion of $15,000 of a note payable.

During the nine months ended September 30, 2015, the Company issued 6,443,000 shares of common stock valued at for the conversion of a note payable balance and accrued interest in the amount of $12,866.

During the nine months ended September 30, 2015, the Company issued 2,178,011 shares of common stock valued at for the conversion of a note payable balance and in the amount of $8,320.

NOTE 8 – SUBSEQUENT EVENTS

On January 5, 2016, pursuant to Article III of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Convertible Preferred Stock, consisting of up 66,667 shares, par value $0.0001. Under the Certificate of Designation, holders of Series B Convertible Preferred Stock will participate on an equal basis per-share with holders of the Company’s common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series B Convertible Preferred Stock are not entitled to voting rights.

 On January 5, 2016, the “Company entered into a Share Exchange Agreement with Aspire Consulting Group, LLC, a Virginia limited liability company (“Aspire”), and certain members of Aspire (the “Members”).

Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of the Company’s newly created Series B Convertible Preferred Stock pro rata to the Members.

Subsequent to September 30, 2015, the Company issued 2,200,000 shares of common stock valued at $13,332 for partial conversion of a note payable issued on April 29, 2015.

Subsequent to September 30, 2015, the Company issued 818,729 shares of common stock valued at $5,207 for partial conversion of a note payable issued on April 21, 2015.

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

For the past 4 years, we have grown to over 900 client locations in the United States, Canada and Mexico. We have achieved this with an expanded focus on a variety of industries, including restaurants, retailers, entertainment venues and other partnership opportunities. We have decided to focus our energy on the gym, health and fitness club market.

On January 5, 2016, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Aspire Consulting Group, LLC, a Virginia limited liability company (“Aspire”), and certain members of Aspire (the “Members”).

Pursuant to the terms of the Exchange Agreement, we agreed to acquire 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of our newly created Series B Convertible Preferred Stock pro rata to the Members.

As a result of the Exchange Agreement, we became a minority owner of Aspire. Aspire is headquartered in McLean, Virginia. It provides IT consulting and solution based services as a Service Disabled Veteran Owned Small Business Concern (SDVOSBC) to commercial, state and federal contractors.

Our principal executive office is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523 and our telephone number is (925-777-2111).

Management

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have 4 employees, including a CEO, Director of Sales, Director of Operations, and Lead Developer, and 7 consultants that assist with mobile consulting, systems engineering, social media efforts and graphic design, on an as-needed basis. We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Wais Asefi. His employment agreement obligates us to pay $100,000 annually. In order to compensate him and all of the above managerial and administrative support, we will require $254,000 in the next twelve months.

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

To accomplish these objectives, we will need to hire bloggers, programmers, and graphic, web and video developers. We estimate the cost for these personnel at $36,000 in the next twelve months.

We also need to revamp our website, purchase marketing software and materials, Google Analytics, hire IR/PR consultants, set aside money for conventions, and advertise for Facebook, LinkedIn and other social media. We estimate these expenses at $50,000 for the next twelve months.

Sales Personnel

We intend to hire sales personnel to help grow our business. Our anticipated sales force will work in teams of two. There will be a position for LDR (Lead Development & Research), who is responsible for originating new leads and converting those leads into scheduled appointments for an AR (Account Representative), who will perform an online demo overview about our company and the services we offer. We expect to pay an LDR $25,000 annually and the AE $50,000 annually.

We hope to eventually have a team in place for each our targeted customer groups, which are as follows:

1.	Lifestyle: salons, spas, health clubs, gyms, fitness centers, massage, hotels, etc.
2.	Entertainment: golf, comedy, bars & nightclubs, casinos, bowling, etc.
3.	Food & restaurant: QSR and restaurant style
4.	Retail: automotive, clothing, apparel, car washes
5.	Real estate and Insurance: brokers advising of deals and updates for clients.

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

Results of Operation for Three and Nine Months Ended September 30, 2015 and 2014

Revenues

For the three months ended September 30, 2015, we earned revenues in the amount of $80,289, as compared with revenues of $77,261 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we earned revenues in the amount of $236,912, as compared with revenues of $259,567 for the nine months ended September 30, 2014.

The decrease is revenues for the nine months ended September 30, 2015 is due to a change in our pricing model to become more competitive. We expect to achieve greater revenues in 2016.

Cost of Revenues

Cost of revenues was $73,494 for the three months ended September 30, 2015, as compared with $61,392 for the same period ended September 30, 2014. Cost of revenues was $101,190 for the nine months ended September 30, 2015, as compared with $112,202 for the same period ended September 30, 2014.

Our cost of revenues decreased slightly for the nine months ended September 30, 2015 compared with the same period ended September 30, 2014 and was attributable to less sales.

Operating Expenses

Our operating expenses were $116,299 for the three months ended September 30, 2015, as compared with $186,755 for the three months ended September 30, 2014.

Our operating expenses were $3,069,358 for the nine months ended September 30, 2015, as compared with $358,996 for the nine months ended September 30, 2014. Our operating expenses consisted of general and administrative expenses for all periods.

Our general and administrative expenses for the nine months ended September 30, 2015 mainly consisted of consulting fees of management compensation of $2,823,231, amortization and depreciation of $144,811, contract labor of $75,928, professional fees of $29,051, and legal fees of $20,605. Our operating expenses for the nine months ended September 30, 2014 mainly consisted of commissions of $11,358, consulting fees of $91,556, professional fees of $74,457, payroll of $47,983 and rent of $14,684.

The major reason for the increase in operating expenses in 2015 over 2014 was a result of $2,700,000 in stock issued to consultants.

Other Expenses

We had other expenses of $814,245 for the three months ended September 30, 2015, as compared with $45,675 for the same period ended September 30, 2014. Other expenses for the three months ended September 30, 2015 consisted of $701,805 due to the loss on change of derivative liabilities, $97,241 in amortization of debt discount and $15,199 in interest expenses. Other expenses for the three months ended September 30, 2014 consisted of $26,376 in amortization of debt discount and $19,299 in interest expenses.

We had other expenses of $1,009,577 for the nine months ended September 30, 2015 with $107,653 for the same period ended September 30, 2014. Other expenses for the nine months ended September 30, 2015 consisted of $830,750 due to the loss on change of derivative liabilities, $143,487 in amortization of debt discount and $35,340 in interest expenses. Other expenses for the nine months ended September 30, 2014 consisted of $78,055 in amortization of debt discount and $29,598 in interest expenses.

The major reason for the increase in other expenses in 2015 over 2014 was the loss on change in derivative liabilities associated with convertible promissory notes.

Net Loss

We had a net loss of $923,749 for the three months ended September 30, 2015, as compared with net loss of $216,561 for the three months ended September 30, 2014. We had a net loss of $3,943,213 for the nine months ended September 30, 2015, as compared with net loss of $319,284 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $14,969. Our total current liabilities as of September 30, 2015 were $1,568,830. We had a working capital deficit of $1,553,861 as of September 30, 2015.

Cash Flows from Operating Activities

Operating activities used $258,012 in cash the nine months ended September 30, 2015, compared with $105,575 for the nine months ended September 30, 2014. Our net loss of $3,943,213 and accounts payable and accrued expenses of $37,627 were the main component of our negative operating cash flow, offset mainly by share based compensation of $2,748,000 the loss on derivative liabilities of $830,750 and amortization of debt discount of $143,487.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended September 30, 2015 amounted to $260,382, compared with $106,380 for the nine months ended September 30, 2014. Our cash flows for the nine months ended September 30, 2015 consisted mostly of proceeds from the sale of convertible promissory notes and loans payable, offset by payments on such instruments.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We anticipate needing approximately $1,000,000 in the next 12 months. This includes needed expenditures and as well as our growth plans. We only have $7,167 in cash as of September 30, 2015 and this amount is not sufficient for our needs.

Our optimum level of growth for success will be achieved if we are able to raise $1,000,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. If we are unable to raise $1,000,000 our ability to implement our business plan and achieve our goals will be significantly diminished.

We expect that we will not be able to continue operations beyond 6 months with our current available capital resources, which consists of limited cash and our monthly revenues, without obtaining additional funding or generating more revenues. We will need at a minimum $250,000 in capital to fund operations in the next 12 months.

We are dependent on investment capital to continue our survival. We have raised money through convertible debt, almost always on unfavorable terms. To date, we have not been successful in acquiring our goal of $1,000,000. There is no guarantee that these small convertible loans will be available to us in the future or on terms acceptable to us. We recently signed an engagement agreement with a broker-dealer to assist us in raising capital. We paid the broker-dealer 5,000,000 shares of our common stock as an initial fee. If we raise capital, we will be required to pay commissions and issue warrants on top of the initial fee.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of September 30, 2015, we have an accumulated deficit of $4,565,795. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on form 10-K for 2014 as well as our Current Report on Form 8-K filed on January 6, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the nine months ended September 30, 2015, we issued 1,000,000 shares of common stock with a fair value of $5,000 for the partial conversion of a note payable issued on April 23, 2015.

During the nine months ended September 30, 2015, we issued 4,000,000 shares of Series A preferred stock with a fair value of $400 to our officer and director, Wais Asefi.

During the nine months ended September 30, 2015, we issued 18,000,000 shares of common stock valued at $2,700,000 for services.

During the nine months ended September 30, 2015, we issued 1,685,393 shares of common stock valued at for the conversion of $15,000 of a note payable.

During the nine months ended September 30, 2015, we issued 6,443,000 shares of common stock valued at for the conversion of a note payable balance and accrued interest in the amount of $12,866.

During the nine months ended September 30, 2015, we issued 2,178,011 shares of common stock valued at for the conversion of a note payable balance and in the amount of $8,320.

Subsequent to September 30, 2015, we entered into the Exchange Agreement and acquired 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of our newly created Series B Convertible Preferred Stock pro rata to the Members.

Subsequent to September 30, 2015, we issued 2,200,000 shares of common stock valued at $13,332 for partial conversion of a note payable issued on April 29, 2015.

Subsequent to September 30, 2015, we issued 818,729 shares of common stock valued at $5,207 for partial conversion of a note payable issued on April 21, 2015.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	February 11, 2016

By:	/s/ Wais Asefi
Name:	Wais Asefi
Title:	President, Chief Executive Officer, and Director

