Form 10-K
period 2015-12-31
Textmunication Holdings, Inc.
filed 2016-05-31
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $137,238

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 121,177,720 common shares as of May 24, 2016

PART I

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

For the past 4 years, we have grown to over 200 clients in the United States, Canada and Mexico. We have achieved this with an expanded focus on a variety of industries, including restaurants, retailers, entertainment venues and other partnership opportunities. We have decided to focus our energy on the gym, health and fitness club market.

More recently, we have also entered into the IT consulting business through our acquisition of a minority interest in Aspire Consulting, LLC. We plan to assist our controlling partner in the development of this consulting business in addition to improving the market position of our mobile marketing business.

Our principal executive office is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523 and our telephone number is (925-777-2111).

Mobile Marketing Business

Principal Products and Services

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

Our Focus

We began providing SMA text advertising in 2009 to small businesses, including bars, salons, restaurants and medical professionals. We have changed our strategy and decided that instead of directing our energy on smaller businesses we will focus on larger chain and franchise businesses in the Gym, Health and Fitness Club market place offering unique automated solutions to help clubs communicate with their members and increase membership. In order to entrench ourselves as firmly as possible in this marketplace we have add-on service provided with companies that provide billing solutions to the Gym, Health & Fitness Club market place. We now have relationships with the following Gym, Health & Fitness Club billing providers: ASF Payment Solutions, Club Ready, ABC Financial, National Fitness and Jonas Fitness. These sources have access to a combined 10,400 gyms and fitness centers.

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

Our goal is to partner with the industry leading enterprise software providers to the Health and Fitness Industry. We believe the top five enterprise software providers in the health and fitness industry account for more than 50% of the total gyms and fitness centers worldwide. By integrating our web based platform into the existing infrastructure of an enterprise software provider, we can then uniquely market our service to gyms and fitness centers on a ‘turnkey’ basis. We believe this provides a significant competitive advantage to us. Our monthly billing rates range between $49-$199 per club. Over the next 24 months our goal is to become an add-on component to the billing features of at least 50% of the gym billing providers so that we can attract as many as 5,000 Gym, Health & Fitness clubs in the US. We then intend to expand internationally where there are as many as 165,000 Gyms, Health & Fitness clubs as of 2013. In addition, we plan on utilizing the same strategy in the salon and healthcare markets.

TXMT Platform Features

We offer our clients a mobile marketing platform for:

●	Mobile Coupons - Engage your customers! Drive in traffic and boost sales through mobile coupons delivered with expiration dates and unique tracking codes right to their mobile phones;

●	Mobile Voting/Polls - Instantly gather invaluable customer opinions; no more guessing at what they want or wondering what they think of a product or service; the client can get their opinions on what they want or think, and proactively plan for success;

●	Multimedia Messaging - Use a promotional hook for the consumer to interact with a brand by texting to a unique keyword to download branded content such as video, images, ringtones and games; now it is easier than ever to mobilize their brand on their consumers’ phones;

●	SMS Reminders - Remind clients about appointments, anniversaries, b-days, oil changes, tune ups, and more via text; individual, group and bulk mobile messaging; engage with those who have raised their hands and said they want to have an ongoing relationship with a brand via mobile; deliver news on products and services and provide mobile offers and coupons to drive sales which can include expiration dates and single use promotion codes;

●	Text 2 Web - Mobilize the website with text messaging functionality to promote interaction with customers; showcase text 2 web responses on the client’s website to have fresh user-generated content that increases the stickiness of the client’s website; Contests/Instant Contesting - make any traditional media interactive with contests that can create buzz and lead to further engagement; have concert attendees enter contests for seat upgrades, backstage passes, and more; generate a local customer database from in-location giveaways;

●	Web Widgets/Online Forms - Textmunication supplies an online sign up page so customers can join the client’s program on its website or social media accounts without having to text-in; with the web widget gives the client the ability to obtain further information such as email, date of birth, gender, name, and more; and

●	API – Our APIs are fast, simple and reliable and built in such a way that they integrate with any system or application. Our ready-made scripts help you to connect to our gateway through your chosen programming language. These scripts all work with the HTTP API.

●	MyLA- Loyalty and rewards program for clients customers who frequently make purchases. Customers register their personal such as mobile cell number information to the merchant through our proprietary Application on a tablet or online that they will use in the future when making a purchase to receive new product updates, specials and promotional merchandise.

Features of our HTTP/S API:

API supports text, Unicode, binary SMS and flash messaging in the following ways:

●	Supports extended length messages;

●	Converts ringtones and logos into the correct format;

●	Delivery acknowledgement and Sender ID;

●	Gateway escalation: Should the message be delayed for a predefined length of time, it can be escalated to an alternative delivery gateway. Queuing lets you specify up to 3 prioritized queues which your messages can be sent out on; and

●	Batch sending and two-way messaging.

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

Our Vertical Markets are the following:

●	QSR Restaurants (quick service);

●	GYMs, Health and Fitness;

●	Entertainment (Casinos, Golf Courses, bowling centers, Comedy Clubs); and

●	Retail stores.

Referral Partners

We have signed up 240 Gym, Health and Fitness Clubs from our relationships listed above. In addition, we are in active negotiations with a major player in the Loyalty Reward Market. This major player has contacted us to use our SMS text servicing ability to provide added benefits for their Loyalty Card holders where the consumer will be alerted via an SMS notice letting them know how many points they have at their favorite restaurant or business.

Marketing Plan and Personnel

The goal is to build engaging content for potential clients to make it clear what we do and that we excel at it. The target audience for potential and existing clients is larger chain and franchise businesses in the Gym, Health and Fitness Club market. We also intend to continue marketing to small to medium businesses that have need of our services.

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

Competition

In the past few years, the number of mobile marketing options and companies have grown rapidly. The markets for the products and services that we offer are very competitive, are rapidly evolving and have relatively low barriers to entry. We compete with all general advertising and marketing companies who eventually will want to include mobile marketing in their suite of product offerings, and who may develop their own similar products and compete with us for market share. These potential competitors may have more mature lines of distribution than us, be better financed than us, or may create a product offering that is superior to ours. Any of these factors can cause a competitor to take market share away from us or otherwise substantially hurt our business. We believe that competition in our market is based predominantly on:

●	Price;

●	Brand recognition;

●	Product and service components and deliverables;

●	Track record of creating and keeping satisfied clients;

●	Success of underlying marketing programs; and

●	Order delivery performance and customer service.

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

IT Consulting

We own a minority 49% interest in Aspire Consulting, LLC.

Aspire is headquartered in McLean, Virginia. It provides IT consulting and solution based services as a Service Disabled Veteran Owned Small Business Concern (SDVOSBC) to commercial, state and federal contractors. Aspire’s leadership and advisory board consists of executives from Cyber Security, Healthcare, Quality Management, Unified Communications, Energy Management and Financial Services.

On December 16, 2003, the Veterans Benefits Act (the “Act”) was passed by Congress. Section 308 of the Act established a procurement program for SDVOSBCs. This procurement program provides that federal contracting officers may restrict competition to SDVOSBCs and award a sole source or set-aside contract where certain criteria are met.

The purpose of the procurement program is to provide procuring agencies with the authority to set acquisitions aside for exclusive competition among SDVOSBCs, as well as the authority to make sole source awards to SDVOSBCs if certain conditions are met.

Aspire meets the requirements of a SDVOSBC and is eligible for the procurement program. Aspire was verified as SDVOSB by U.S. Department of Veterans Affairs (VA), Center for Verification and Evaluation (CVE) on December 2, 2015. This verification allows Aspire to compete for SDVOSB set-aside contracts in both federal and state government sectors. Acceptance into the Veterans First Contracting Program within the VA System ensures legitimately owned and controlled VOSBs and SDVOSBs are able to compete for VA VOSB and SDVOSB set-aside contracts and are credited by VA’s large prime contractors for subcontract plan achievements.

Aspire provides cutting edge IT solutions and consulting services built on technologists and professional subject matter experts. Aspire’s services are comprised of the following:

IT Consulting	Application Services	Professional Services
IT Strategy & Planning	Development, Maintenance and Support	IT Service Management
IT Performance/QA/PMO	Verification and Validation	Human Capital Solutions
BPO, BPM	Information Management	Infrastructure and Development Solutions
IT Process Improvement	E-Commerce and Web Development	Managed Services
Security & Compliance
Enterprise Architecture

IT Strategy and Planning

Aspire helps clients navigate through strategic planning to create change and achieve corporate alignment. Its value based management methodology allows it to help clients align their decisions to business needs.

IT Performance and Governance

Aspire’s modern governance models provide a bridge for stronger relationships with IT and the client ensuring alignment with IT operational priorities. Its IT Service Management (ITIL) and Business Intelligence expertise make it an ideal partner in this area.

BPO/IT Process Improvement

Aspire strives to make organizations more competitive by driving down costs and increasing performance. Its team will draw on real-world experience and deep industry best practice knowledge to help clients achieve a more effective and efficient IT organization.

IT Security and Compliance

Aspire helps to reduce IT related risk, securing client’s critical information assets, and ensuring regulatory compliance through the application of industry-leading security practices. Domain expertise across multiple industries helps Aspire to fully assess risk and ensure compliance.

Development and Maintenance

Aspire designs and develops custom software for enterprise-wide and mission-critical solutions. It supports current programs with top developers in all technologies. It has proven experience across the technology spectrum with adherence to Quality Control and Assurance standards to ensure results meet requirements.

Verification and Validation

Aspire’s QA team has vast experience making sure software systems meet specification and performance objectives. This is done independent of the client’s development, testing, and user acceptance team environments. It provides the client an unbiased approach to testing and certifies that the application does what it is intended to do. This also provides a good audit for applications working in compliant environments.

Information Management

Aspire provides data integration, information architecture, information delivery, business intelligence and information management. It conducts business and technology assessments across each category. Aspire creates and executes an information strategy that supports the business demands for better and more comprehensive information for business decision making.

IT Service Management

Aspire designs, configures, and installs the leading business service management tools to meet the needs of its client’s environment. Experienced consultants understand both the technical nature of client applications as well as the real-world usability needs of their business.

Infrastructure & Development

Aspire designs and implements virtualized infrastructure solutions that optimize distribution and availability of IT services. This end-to-end service provides critical details for planning and design as well as best practices implementation.

Human Capital Solutions

Aspire supports on-site/off-site IT with resources across the entire SDLC spectrum. It targets Cloud, Big Data/Analytics, Mobile and Security. Aspire provides “Best Of Breed” technical and IT experts to deliver cost cutting solutions.

Managed Services

Aspire provides outsourced IT service management. Specialties include - service desk, applications and database support.

Business Process Outsourcing

Aspire provides financial, document management, electronic healthcare, human resources and procurement support. Aspire is knowledgeable in process efficiency and improvements, coupled with resource expertise with functions from assessments to post-deployment and process management support.

IT Outsourcing

Aspire provides security and risk management, business continuity planning, IT assessment, systems/networks, infrastructure, project management, agile lifecycle management and business strategy support.

Domain Expertise

Aspire provides healthcare, banking, human resources, financial services and technology expertise. It has extensive vendor experience ranging from back office support to design, testing, deployment, and optimization, highlighted by our expertise in virtualization and domain management technologies.

Aspire has teamed with three multi-billion companies on a large Federal IDIQ contracts. The contracts announcements are expected this summer. Aspire is also pursuing a state software modernization contract by teaming with a global technology leader renowned in this space.

Employees

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have 5 employees, including a CEO, Director of Sales, Lead Developer, VP of Operations, and Client Success Manager, and 7 consultants that assist with mobile consulting, systems engineering, social media efforts and graphic design, on an as-needed basis. We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Wais Asefi. His employment agreement obligates us to pay him $100,000 annually. In order to compensate him and all of the above managerial and administrative support, we estimate we will require $385,000 in the next twelve months.

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

We hope to eventually have a team in place for each our targeted customer groups, which are as follows:

●	Lifestyle: salons, spas, health clubs, gyms, fitness centers, massage, hotels, etc.

●	Entertainment: golf, comedy, bars & nightclubs, casinos, bowling, etc.

●	Food & restaurant: QSR and restaurant style

●	Retail: automotive, clothing, apparel, car washes

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

Item 1A. Risk Factors

For our mobile marketing business, see risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015.

For our interest in Aspire Consulting Group, LLC, see risk factors included in our Current Report on Form 8-K filed on January 1, 2016.

Item 2. Properties

We currently do not own any real property. Our principal executive office is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523. We currently lease our executive offices at $2,000 per month.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding outside of litigation involved in the normal course of business. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “TXHD” on the OTCPink operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	.0429	.0106
September 30, 2015	.0595	.01
June 30, 2015	.04	.01
March 31, 2015	.17	.03

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	.26	.20
September 30, 2014	.20	.20
June 30, 2014	.20	.05
March 31, 2014	.10	.015

On May 24, 2016, the last sales price per share of our common stock on the OTCQB was $0.03.

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

Holders of Our Common Stock

As of May 24, 2016, we had 121,177,720 shares of our common stock issued and outstanding, held by 86 shareholders of record, other than those held in street name.

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

During the year ended December 31, 2015, we issued 14,325,134 shares of common stock with a fair value of $56,859 for the partial conversion of convertible notes payable.

During the year ended December 31, 2015, we issued 18,000,000 shares of common stock with a fair value of $2,700,000 as compensation to a consultant in exchange for services.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

Revenues

For the year ended December 31, 2015, we earned revenues in the amount of $317,468, as compared with revenues of $342,252 for the year ended December 31, 2014. The decrease is revenues for the year ended December 31, 2015 is partially due to a change in our target market. In the previous year, we focused our marketing effort on quick sale restaurants. In 2015, we are focused on enterprise and API projects in the health and fitness industries. This change in focus resulted in less revenues. The decrease in revenues is also due to a change in our pricing model to become more competitive. We expect to achieve greater revenues in 2016.

Cost of Sales

Cost of sales was $116,339 and $153,755 for the years ended December 31, 2015 and 2014, respectively. Our cost of sales decreased for 2015 compared with the 2014 and was attributable to significantly less incurred in programming costs and less sales.

Operating Expenses

Our operating expenses were $3,208,574 for the year ended December 31, 2015, as compared with $422,879 for the year ended December 31, 2014. Our operating expenses for year ended December 31, 2015 mainly consisted of consulting of $2,803,005, contract labor expense of $99,128, management compensation of $72,875, professional fees of $49,958, and legal fees of $40,440, compared to commissions of $12,074, consulting fees of $105,521, professional fees of $107,757, payroll of $9,939, contract labor expense of $48,453 and rent of $27,051 for the year ended December 31, 2014.

Other Expenses

We had other expenses of $547,067  for the year ended December 31, 2015 and other expenses of $218,190 for the same period ended December 31, 2014. Other expenses for the year ended December 31, 2015 consisted of $228,784  in amortization of debt discount, $259,558  in the loss on change of derivative liabilities and $58,725  in interest expenses. Other expenses for the year ended December 31, 2014 consisted of $80,828 in amortization of debt discount, $134,229 in interest expenses, and $3,133 in factoring expense.

Net Loss

We had a net loss of $3,554,512 for  the year ended December 31, 2015, as compared with net loss of $456,453 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $64,192. Our total current liabilities as of December 31, 2015 were $1,166,141. We had a working capital deficit of $(1,101,949)  as of December 31, 2015.

Cash flows from Operating Activities

Operating activities used $381,472  in cash the year ended December 31, 2015. Our net loss of $3,554,512  was the main component of our negative operating cash flow, offset mainly by share based compensation of 2,748,000, the loss on derivative liabilities of $259,558  and amortization of debt discount of $228,784.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2015 amounted to $437,805  and consisted mostly of proceeds from the sale of convertible promissory notes and loans payable, offset by payments on such instruments.

Our optimum level of growth for success will be achieved if we are able to raise $250,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. If we are unable to raise $250,000 our ability to implement our business plan and achieve our goals will be significantly diminished.

We have experienced a history of losses. With our revenues increasing, however, we are less reliant on outside capital as we have been in the past. We will need at a minimum $120,000 in capital to operate in the next 12 months.

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

Going Concern

As of December 31, 2015, we have an accumulated deficit of $4,177,094.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K. No new accounting policies have been adopted during the year ended December 31, 2015.

Item 7. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014
F-3	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2015 and 2014
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Textmunication Holdings, Inc.

We have audited the accompanying balance sheets of Textmunication Holdings, Inc as of December 31, 2015, and the related statements of operation, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. Textmunication Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textmunication Holdings, Inc. as of December 31, 2015, and the related statements of operation, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital at December 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
May 25, 2016

Textmunication Holdings, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$61,130	$4,797
Receivables	3,062	4,169
Due from related party	-	3,864
Total current assets	64,192	12,830

Fixed Assets, net	1,031	1,755

Total assets	65,223	14,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$180,537	$249,534
Due to related parties	11,750	11,750
Loans payable	98,435	8,631
Convertible notes payable, net of discount	323,773	132,518
Derivitive liability	551,646	-
Total current liabilities	1,166,141	402,433

Total liabilities	1,166,141	402,433

Stockholders’ deficit

Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 109,542,788 and 77,437,130 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.	10,945	7,734
Additional paid-in capital	3,064,831	227,000
Accumulated deficit	(4,177,094)	(622,582)
Total stockholders’ deficit	(1,100,918)	(387,848)

Total liabilities and stockholders’ deficit	$65,223	$14,585

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statement of Operations

For the Years Ended December 31, 2015 and 2014

	The Year Ended
	December 31, 2015	December 31, 2014

Revenues	$317,468	$342,252

Cost of revenues	116,339	153,755

Gross profit	201,129	188,497

Operating expenses
General and administrative expenses	3,208,574	426,760
Total operating expenses	3,208,574	426,760

Loss from operations	(3,007,445)	(238,263)

Other expense
Interest expense	(58,725)	(134,229)
Factoring expense	-	(3,133)
Loss on change of derivitive liability	(259,558)	-
Amortization of debt discount	(228,784)	(80,828)
Total other expense	(547,067)	(218,190)

Net loss	$(3,554,512)	$(456,453)

Basic weighted average common shares outstanding	82,255,992	68,831,896
Net loss per common share: basic and diluted	$(0.04)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statement of Changes in Stockholder's Deficit

For the Years Ended December 31, 2015 and 2014

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2013	-	$-	67,082,130	$6,708	847	(166,129)	(158,574)
Warrants issued with convertible debt	-	-	-	-	36,466	-	36,466
Common stock issued for restructure of note	-	-	1,000,000	100	119,900	-	120,000
Sale of common stock	-	-	355,000	26	35,497	-	35,523
Conversion of debt	-	-	9,000,000	900	34,290	-	35,190
Net loss	-	-	-	-	-	(456,453)	(456,453)
Balance, December 31, 2014	-	-	77,437,130	7,734	227,000	(622,582)	(387,848)

Settlement of derivative liability	-	-	-	-	56,583	-	56,583
Returend and retired shares	-	-	(219,476)	(22)	(19,978)	-	(20,000)
Preferred shared issued for services	4,000,000	400	-	-	47,600	-	48,000
Stock issued to settle notes payable	-	-	14,325,134	1,433	55,426	-	56,859
Stock issued for services	-	-	18,000,000	1,800	2,698,200	-	2,700,000
Net loss	-	-	-	-	-	(3,554,512)	(3,554,512)
Balance, December 31, 2015	4,000,000	400	109,542,788	10,945	3,064,831	(4,177,094)	(1,100,918)

The Accompanying Notes are an Integral Part of These Financial Statements

Textmunication Holdings, Inc.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2015 and 2014

	The Year Ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net loss	$(3,554,512)	$(456,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	228,784	80,828
Loss on derivative liability	259,558	-
Share based compensation	2,748,000	120,000
Write off of due to related party	3,864
Depreciation	724	423
Changes in assets and liabilities
Receivables	1,107	(154)
Prepaid expenses	-	-
Accounts payable and accrued expenses	(68,997)	106,156
Net cash from operating activities	(381,472)	(149,200)

Purchase of fixed assets	-	(2,178)
Net cash used in investing activities	-	(2,178)

Cash Flows from Financing Activities
Proceeds from loans payable	143,737	-
Payments on loans payable	(54,477)	55,217
Proceeds from convertible notes payable	442,000	55,000
Payments on convertible notes payable	(93,455)	-
Proceeds from sale of stock	-	44,542
Net cash from financing activities	437,805	154,759

Net increase in cash	56,333	3,381

Cash, beginning of period	4,797	1,416

Cash, end of period	$61,130	$4,797

Supplemental disclosure of cash flow information
Cash paid for interest	$2,691	$41,803
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Recognition of derivative debt discount	$348,127	$37,299
Conversion of convertible notes payable	$37,403	$-
Settlement of derivative liability	$56,583	$-

The Accompanying Notes are an Integral Part of These Financial Statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The Company

Textmunication Holdings, Inc. (Company) was incorporated on May 13, 2010 under the laws of the State of California. Textmunication is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. For merchants we provide a mobile marketing platform where they can always send the most up-to-date offers/discounts/alerts/events schedule, such as happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through Textmunication by opting in to keywords designated to the merchant’s keywords.

On November 16, 2013, the Company entered into a Share Exchange Agreement (SEA) with Textmunication Holdings (Holdings). a Nevada corporation, whereby the sole shareholder of the Company received 65,640,207 new shares of common stock of Holdings in exchange for 100% of the Company’s issued and outstanding shares.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company has an accumulated deficit of $4,177,094. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2015 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2015 & 2014 the allowance for doubtful accounts was $0 and bad debt expense of $0 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Level 2: Quoted prices in markets that are not active, or inputs that is observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of the accounts receivable, accounts payable, notes payable are considered short term in nature and therefore their value is considered fair value.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$551,646	$551,646

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$—	$—

The following table presents details of the Company’s level 3 derivative liabilities as of December 31, 2015 and 2014:

Amount
Balance December 31, 2014	$-
Debt discount originated from derivative liabilities	348,671
Initial loss recorded	843,190
Adjustment to derivative liability due to debt conversion	(56,039)
Change in fair market value of derivative liabilities	(632,295)
Balance December 31, 2015	$551,646

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Because the Company has no net income, the tax benefit of the accumulated net loss has been fully offset by an equal valuation allowance.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received advances from a related party. The loans are due on demand and have no interest. Amounts outstanding as of December 31, 2015 and December 31, 2014 was approximately $11,750 and $11,750, respectively

During the year ended December 31, 2014, the Company advanced funds to certain related parties. The loans are due on demand and have no interest. Amounts outstanding as of December 31, 2015 and December 31, 2014 was approximately $0 and $3,864, respectively.

Note 5 – LOANS PAYABLE

As of December 31, 2015 and 2014, the Company has short term loans payable of $98,435 and $8,631, respectively. During the years ended December 31, 2015 and 2014, the Company received proceeds of $143,737 and $0 and made payments of $54,477 and 55,217 respectively from certain short term loans payable with interest rates ranging from 20%-94%. Interest recorded on the notes for the years ended December 31, 2015 and 2014 was $22,695 and $2,691, respectively.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of December 31, 2015 and December 31, 2014

Description	December 31, 2015	December 31, 2014

In connection with the SEA, the Company assumed three convertible promissory notes for an aggregate of $13,670, net of debt discount. The notes mature on September 14, 2014 and accrue interest at a rate of 12% per annum. The note principal is convertible at a price of $.00382 per share. At issuance the fair market value of the Company’s common stock was $.013 per share. The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the fair market value of the common stock on the date the note was issued. The beneficial conversion feature was recorded at the debt’s inception as a discount of the debt of $76,429 and is being amortized over the lives of the convertible debt. Amortization of debt discount during the year ended December 31, 2015 and 2014 was $0 and $0, respectively and the unamortized discount at December 31, 2015 and December 31, 2014 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the twelve months ended December 31, 2015 and 2014 was $5,060 and $0, respectively.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

In connection with the SEA, the Company assumed a convertible note for an aggregate of $36,363, net of debt discount. The note matures on November 7, 2014 and interest accrues at a rate of 20% per annum. The note principal is convertible into common stock at the rate of $.001 per share or 50 million shares of the Company’s common stock but such conversion can only take effect upon default of the note. The note is secured by 59,400,000 shares of the Company’s common stock. In conjunction with the note the Company issued 750,000 shares of restricted common stock and 1,000,000 common stock purchase warrants exercisable for twelve months at $.10 per warrant for one share of Company common stock.  This note is currently in default and while discussions are ongoing about the resolution of the note, no assurances can be given that they will be successful.

The relative fair value of the common stock and warrants at the debt’s inception of $6,884 and $9,121, respectively were recorded as a discount to the debt and are being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 606.16%; no dividend yield; and a risk free interest rate of 0.11%. Amortization of debt discount during the year ended December 31, 2015 and 2014 was $4,521 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $4,521, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2015 and 2014 was $6,016 and $2,502, respectively.	30,000	50,000

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $325 and $325, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $325, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2015 and 2014 was $1,203 and $1,344, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $249 and $651, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $249, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2015 and 2014 was $0 and $248, respectively.	-	5,000

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $1,064 and $2,260, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $1,064, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2015 and 2014 was $1,203 and $1,344, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $1,786 and $1,538, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $1,538, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2015 and 2014 was $1,203 and $976, respectively.	-	10,000

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $5,292 and $4,708, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $5,292, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,203 and $852, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $6,143 and $3,857, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $6,143, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,203 and $713, respectively.	10,000	10,000

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $5,151 and $4,849, respectively and the unamortized discount at December 31, 2015 and 2014 was $0 and $5,151, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,203 and $585, respectively.	10,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

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

The note was paid during the year ended December 31, 2015. Interest expense recorded on the convertible note for the year ended December 31, 2015 and 2014 was $28,288 and $0, respectively.	-	-

On April 21, 2015, we entered into a convertible promissory note pursuant to which we borrowed $26,500, including a debt discount of $1,650. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 20, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest average three day market price of our common stock during the 15 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $42,285 and an initial loss $20,842 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $17,615 and $4,849, respectively and the unamortized discount at December 31, 2015 2014 was $0 and $5,478, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,198 and $585, respectively. During the year ended December 31, 2015, the Company issued 818,730 shares of common stock in settlement of $5,207 of the note balance. The fair value of the shares on the date of settlement related to the derivative liability of $13,719 was written off to additional paid in capital.	21,443	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

On April 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments, the total of these payments cannot exceed $400,000. There is an original discount component of 10% per tranche. Therefore, the funds available to the Company will be $360,000 and the liability (net of interest) will be $400,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 0% for the first 90 days and 12% per annum thereafter. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediately after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2015, the Company has received two tranche disbursements of $25,000 and $30,000 on April 29, 2015 and November 10, 2015, respectively. The tranches included an original issue discount of $2,779 and $3,000. Additionally, the Company recorded a debt discount related to the two tranches in the amount of $60,779 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized derivative liability of $160,826 and an initial loss of $113,380 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $8,319 and $0, respectively and the unamortized discount at December 31, 2015 2014 was $46,707 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,737 and $0, respectively. During the year ended December 31, 2015, the Company issued 2,200,000 shares of common stock in settlement of $13,332 of the note balance. The fair value of the shares on the date of settlement related to the derivative liability of $34,256 was written off to additional paid in capital.	47,447	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

On April 28, 2015, we entered into a convertible promissory note pursuant to which we borrowed $40,000, including a debt discount of $3,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on April 28, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of the lower of the closing sale price of common stock on the trading day immediately preceding the conversion date and 50% of the lowest market price of our common stock during the 20 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $40,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $34,013 and an initial loss of $25,391 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $25,391 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $12,140 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $3,261 and $0, respectively.	40,000	-

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $17,027 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $7,973 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $3,208 and $0, respectively. During the year ended December 31, 2015, the Company issued 500,000 shares of common stock in settlement of $5,000 of the note balance. The fair value of the shares on the date of settlement related to the derivative liability of $8,608 was written off to additional paid in capital.	20,000	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

On May 12, 2015, we entered into a convertible promissory note pursuant to which we borrowed $57,500, including a debt discount of $7,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest day market price of our common stock during the 15 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $107,570 and an initial loss of $57,590 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $38,227 and $0, respectively and the unamortized discount at December 31, 2015 2014 was $19,273 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $2,949 and $0, respectively.	57,500	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

On July 10, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000, including a debt discount of $3,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on January 30, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest day market price of our common stock during the 10 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $26,056 and an initial loss of $1,056 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $24,309 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $4,191 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,438 and $0, respectively.	25,000	-

On August 21, 2015, we entered into a convertible promissory note pursuant to which we borrowed $55,750, including a debt discount of $5,750. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 21, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest day market price of our common stock during the 25 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $55,750 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $87,934 and an initial loss of $32,184 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $29,628 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $31,872 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $3,208 and $0, respectively.	55,750	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

On September 9, 2015, we entered into a convertible promissory note pursuant to which we borrowed $50,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on June 7, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 10 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $398,275 and an initial loss of $348,275 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $20,772 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $29,228 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,249 and $0, respectively.	50,000	-

On September 22, 2015, we entered into a convertible promissory note pursuant to which we borrowed $15,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 22, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 25 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $15,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $131,633 and an initial loss of $116,633 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $8,242 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $6,758 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $415 and $0, respectively.	15,000	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

On September 23, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 25 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $206,447 and an initial loss of $181,447 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $13,599 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $11,401 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $685 and $0, respectively.	25,000	-

On November 5, 2015, we entered into a convertible promissory note pursuant to which we borrowed $30,500, including a debt discount of $5,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on August 5, 2016. The note is convertible at any date following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock on the date of the notice of conversion.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $1,124 and $0, respectively and the unamortized discount at December 31, 2015 and 2014 was $4,376 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $572 and $0, respectively.	30,500	-

Total convertible notes payable	501,369	157,048
Less discounts	(177,596)	(24,530)
Convertible notes net of discount	$323,773	$132,518

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

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

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2015:

Fair value assumptions – derivative notes:	June 31, 2015
Risk free interest rate	0.16-1.06%
Expected term (years)	0.721-2.00
Expected volatility	322.88%
Expected dividends	0%

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

Included in this litigation is a dispute over a $36,363 note secured by 59,400,000 shares of the Company’s common stock. In the view of management, there are significant issues of fact regarding the proper issuance and assumption of this note by the Company. Additionally, there are issues over the validity of the prior debt. Regardless, the Company is in discussions to settle this note, and while no guarantee can be given as to the successful resolution of this matter, the Company believes it will be resolved without litigation.

However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

NOTE 8 – INCOME TAXES

For the year ended December 31, 2015, the cumulative net operating loss carry-forward from continuing operations is approximately $4,177,094 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows as of December 31, 2015 and 2014:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryov?er	$1,461,983	$217,904
Valuation allowance	(1,461,983)	(217,904)
Net deferred tax asset	$—	$—

Note 9 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2015 and 2014, 109,542,788 and 77,437,130 shares of common stock and 4,000,000 and 0 shares of Series A preferred stock, were issued and outstanding, respectively.

During the year ended December 31, 2015, the Company issued 4,000,000 shares of Series A preferred stock with a fair value of $48,000.

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

During the year ended December 31, 2015, the Company received and retired 19,476 shares of common stock from a shareholder.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

During the year ended December 31, 2015, the Company issued 14,325,134 shares of common stock with a fair value of $56,859 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $56,583. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

During the year ended December 31, 2015, the Company issued 18,000,000 shares of common stock with a fair value of $2,700,000 for consulting services.

NOTE 10 – SUBSEQUENT EVENTS

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

On January 5, 2016, the Company entered into a Share Exchange Agreement with Aspire Consulting Group, LLC, a Virginia limited liability company and certain members of Aspire.

Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of the Company’s newly created Series B Convertible Preferred Stock pro rata to the Members.

As a result of the Exchange Agreement, the Company became a minority owner of Aspire. The Exchange Agreement contains customary representations, warranties and conditions to closing.

On February 29, 2016, the Company borrowed $100,000 in a 12 month Convertible Note from an investor. The Convertible Note is convertible at the end of six months at the lower of $0.0211 per share or a 50% discount to the trailing 30 day average closing price of the stock.

During the course of March 2016, the company issued a total of 11.6 million shares in settlement of convertible notes that were outstanding at the end of December 2015.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2015, L.L. Bradford & Company, LLC resigned as our accountant. We engaged Malone Bailey, LLP as our principal accountants effective February 9, 2015. On March 11, 2015, we dismissed Malone Bailey, LLP as our accountant. We engaged RBSM LLP as our principal accountants effective March 11, 2015. On July 24, 2015, we dismissed RBSM, LLP as our accountant. We have engaged Seale and Beers, CPAs as our principal accounts effective June 9, 2015. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-Ks filed with the Securities and Exchange Commission on February 11, 2015, March 12, 2015 and July 31, 2015.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Wais Asefi	42	President, CEO and Director
Rajan Natarajan	56	Director

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

Rajan Natarajan

Dr. Natarajan has been the President of TechnoGen, Inc. since November 2014. He brings more than twenty-five years of strategic management, diplomatic and leadership experience in both public and private sectors. At present, he is serving as the Commissioner of Maryland Transportation. He is also on the Board of Maryland Chamber of Commerce, Maryland Attorney General’s Cybersecurity Council and University Of Maryland Board Of Visitors.

Prior to this position, Dr. Rajan Natarajan served 4 years as the Maryland Deputy Secretary of State under former Governor Martin O’Malley. This was the highest administrative position held by an Indian American in Maryland history. Prior to his appointment as the Deputy Secretary of State, Dr. Natarajan served as Vice-President of Governmental Affairs at Gantech Inc. As a member of Governor-elect Martin O’Malley’s Transition Team, he successfully lobbied for the creation of new Department for IT, Maryland Department of Information Technology (DoIT).

Dr. Natarajan was also a former President of the Maryland India Business Round Table and served on the Board of Directors of the Asian Pacific Chamber of Commerce. He received numerous honors and awards including National Science Foundation’s Small-Business Innovation Research award, Leadership Maryland award, Indian Young Scientist Merit Award, Outstanding Achiever award, and Civic Leadership Award. Dr. Natarajan holds a Ph.D. in Biotechnology and two Master’s Degrees in both Biosciences from the University of Madras, an MBA from Michigan State University, a US patent, and 50 research publications. He delivered more than 110 keynote speeches and remarks, and 45 television interviews.

Dr. Natarajan background and experience in business and his leadership and education qualify him as a director of our company.

Dr. Natarajan does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Other Significant Employees

David Thielen is not employed by us but may be considered significant in that he is the CEO of Apsire, a company that we have a minority interest in. His contributions to the success of Aspire is directly tied to our financial success as a shareholder of Aspire.

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

For the fiscal year ending December 31, 2015, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2015 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Wais Asefi CEO, CFO & Director	0	1	0

Code of Ethics

As of December 31, 2015, we had not adopted a Code of Ethics. We feel that having a sole officer and director did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wais Asefi1, President CEO & Director	2014	$60,800	(1)	$0	$0	$0	$0	$0	$0	$60,800
	2015	$91,500	(2)	$0	$48,000	$0	$0	$0	$24,875	$164,375

Narrative to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2015 we did not have any outstanding equity awards.

Director Compensation

We did not compensate any director for service in the year ended December 31, 2015.

Pursuant to our newly created Director Compensation Plan, directors, including Dr. Natarajan, shall receive 1,000,000 shares of common stock for every 12 months of service.

Aside from the foregoing, Dr. Natarajan has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding beneficial ownership of the Company’s Common Stock as of May 24, 2016, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address of each beneficial owner is 1940 Contra Costa Blvd., Pleasant Hill, CA 94523.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)(3)	Number of Shares Owned (1)	Percent of Class (2)(3)
Wais Asefi	65,640,207	54%	4,000,000	100%
All Directors and Executive Officers as a Group (1 person) 5% Holders			4,000,000	100%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(3)	The percent of class is based on 121,177,720 shares of common stock outstanding and 4,000,000 shares of Series A Preferred Stock outstanding as of May 24, 2016.

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

We also owe Realty Capital Management under another promissory note. Both notes total $40,735 as of December 31, 2015.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$86,800	$0	$0	$0
2015	$33,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

3.3	Certificate of Change(1)

31.1	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.

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
May 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
May 27, 2016

By:	/s/ Rajan Natarajan
Rajan Natarajan
Director
May 27, 2016

