Form 10-K/A
period 2015-12-31
Textmunication Holdings, Inc.
filed 2016-06-06
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $137,238

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 121,177,720 common shares as of May 24, 2016

EXPLANATORY NOTE

Textmunication Holdings, Inc. is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2016, and which reported on the years ended December 31, 2015 and December 31, 2014, to include the RBSM, LLP “Report of Independent Registered Public Accounting Firm,” which inadvertently omitted from the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K or modifies or updates any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to the Sarbanes-Oxley Act of 2002, as exhibits to the Original Form 10-K have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of December 31, 2015 and 2014
F-4	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2015 and 2014
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
F-7	Notes to Consolidated Financial Statements

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
Las Vegas, Nevada
May 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Textmunication Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Textmunication Holdings, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the period in the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Sugar Land, TX

April 14, 2015

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
June 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 6, 2016

By:	/s/ Rajan Natarajan
Rajan Natarajan
Director
June 6, 2016

