Form 10-Q
period 2016-03-31
Textmunication Holdings, Inc.
filed 2016-06-16
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,177,720 common shares as of May 24, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015;

F-2	Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited);

F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited); and

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$37,578	$61,130
Receivables	3,853	3,062
Total current assets	41,431	64,192

Fixed Assets, net	850	1,031
Investment in equity method investee	455,469	-

Total assets	497,750	65,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$267,210	$180,537
Due to related parties	11,750	11,750
Loans payable	63,841	98,435
Convertible notes payable, net of discount	409,879	323,773
Derivitive liability	666,885	551,646
Total current liabilities	1,419,565	1,166,141

Total liabilities	1,419,565	1,166,141

Stockholders’ deficit

Preferred stock, 9,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 117,682,660 and 109,542,788 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	11,759	10,945
Additional paid-in capital	4,473,037	3,064,831
Accumulated deficit	(5,407,017)	(4,177,094)
Total stockholders’ deficit	(921,815)	(1,100,918)

Total liabilities and stockholders’ deficit	$497,750	$65,223

The accompanying notes are an integral part of these financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	The Quarters Ended
	March 31, 2016	March 31, 2015

Revenues	$88,410	$82,278

Cost of revenues	17,676	8,890

Gross profit	70,733	73,388

Operating expenses
General and administrative expenses	193,475	97,859
Total operating expenses	193,475	97,859

Loss from operations	(122,742)	(24,471)

Other expense
Interest expense	(66,679)	(6,459)
Loss on change of derivitive liability	(918,770)	-
Amortization of debt discount	(127,348)	(9,542)
Total other expense	(1,112,797)	(16,001)

Income from investment in equity method investee	5,616	-

Net loss	$(1,229,923)	$(40,472)

Basic weighted average common shares outstanding	113,289,367	77,337,130
Net loss per common share: basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Quarter Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(1,229,923)	$(40,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	127,348	9,542
Loss on derivative liability	918,770	-
Depreciation	181	181
Income from equity method investee	(5,616)
Changes in assets and liabilities
Receivables	(791)	849
Accounts payable and accrued expenses	86,673	(17,159)
Net cash from operating activities	(103,357)	(47,059)

Distributions from equity method investee	10,149	-
Net cash used in investing activities	10,149	-

Cash Flows from Financing Activities
Proceeds from loans payable	-	28,825
Payments on loans payable	(34,594)	(17,890)
Proceeds from convertible notes payable	100,000	64,000
Payments on convertible notes payable	4,250	(20,000)
Net cash from financing activities	69,656	54,935

Net increase in cash	(23,552)	7,876

Cash, beginning of period	61,130	4,797

Cash, end of period	$37,578	$12,673

Supplemental disclosure of cash flow information
Cash paid for interest	$20,907	$12,673
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Preferred shares issued for equity method investee	$460,002	$-
Conversion of convertible notes payable	$45,494	$-
Settlement of derivative liability	$56,583	$-

The accompanying notes are an integral part of these financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K/A, have been omitted.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2016, the Company has an accumulated deficit of $5,407,017. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2016 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2016 and 2015 the allowance for doubtful accounts was $0 and bad debt expense of $0 and $0, respectively.

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

Thus, we recognize subscription revenue on a monthly basis, as services are provided. Customers are billed for the subscription on a monthly basis.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended March 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$666,885	$666,885

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$551,646	$551,646

The following table presents details of the Company’s level 3 derivative liabilities as of March 31, 2016 and December 31, 2015:

Amount
Balance December 31, 2015	$551,646
Debt discount originated from derivative liabilities	100,000
Initial loss recorded	550,708
Adjustment to derivative liability due to debt conversion	(903,531)
Change in fair market value of derivative liabilities	368,062
Balance March 31, 2016	$666,885

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

Investments in Securities

Investments in securities are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of March 31, 2016 and December 31, 2015 were approximately $11,750 and $11,750, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 5 – LOANS PAYABLE

As of March 31, 2016 and December 31, 2015, the Company had short term loans payable of $63,841 and $98,435, respectively. During the quarter ended March 31, 2016 and 2015, the Company received proceeds of $0 and $28,825 and made payments of $34,594 and $17,890 respectively, from certain short term loans payable with interest rates ranging from 23%-28%.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consist of the following as of March 31, 2016 and December 31, 2015:

Total convertible notes payable	560,127	501,369
Less discounts	(150,248)	(177,596)
Convertible notes net of discount	$409,879	$323,773

On February 17, 2016, we entered into a convertible promissory note pursuant to which we borrowed $100,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on November 17, 2016. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the previous 20 days to the date of the notice of conversion or the date the note was executed. The Company recorded a debt discount in the amount of $100,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $650,708 and an initial loss of $550,708 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the three-month period ended March 31, 2016 and 2015 was $15,693 and $0, respectively, and the unamortized discount at March 31, 2016 and December 31, 2015 was $84,307 and $0, respectively. Interest expense recorded on the convertible notes for the three-month period ended March 31, 2016 and 2015 was $1,447 and $0, respectively.

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

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at March 31, 2016:

Fair value assumptions – derivative notes:	March 31, 2016
Risk free interest rate	0.59%
Expected term (years)	0.01-1.611
Expected volatility	310.68%
Expected dividends	0%

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 7 – INVESTMENT IN ASPIRE CONSULTING GROUP, LLC

On January 5, 2016, the Company entered into a Share Exchange Agreement with Aspire Consulting Group, LLC, a Virginia limited liability company and certain members of Aspire. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of the Company’s newly created Series B Convertible Preferred Stock to the Members valued at $460,002.

The Company has concluded that it has the ability to exercise significant influence, but not control, over Aspire through its acquired 49% equity interest and therefore has accounted for the acquisition of the interest under the equity method.

The following table presents details of the Company’s investment is Aspire as of March 31, 2016 and December 31, 2015:

Amount
Balance December 31, 2015	$-
Fair value of shares issued for ownership 49% interest in Aspire	460,002
Income from equity method investee	5,616
Distributions received from Aspire	(10,149)
Balance March 31, 2016	$455,469

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,268 and $6,800 for the three months ended March 31, 2016 and 2015, respectively.

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

There is currently a dispute over a $36,363 note secured by 59,400,000 shares of the Company’s common stock held by the Company’s CEO. In the view of management, there are significant issues of fact regarding the proper issuance and assumption of this note by the Company. Additionally, there are issues over the validity of the prior debt. Regardless, the Company is in discussions to settle this note, and while no guarantee can be given as to the successful resolution of this matter, the Company believes it will be resolved without litigation.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 250,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of Series A Preferred Stock (“Series A”), already outstanding, and 66,667 shares of Series B Convertible Preferred Stock (“Series B”), already outstanding.

Under the Certificate of Designation, holders of Series A will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of three hundred (300) votes for each share held.

On January 5, 2016, pursuant to Article III of our Articles of Incorporation, the Company’s Board of Directors voted to designate Series B, consisting of up 66,667 shares, par value $0.0001. Under the Certificate of Designation, holders of Series B participate on an equal basis per-share with holders of the Company’s common stock and Series A in any distribution upon winding up, dissolution, or liquidation. Holders of Series B are not entitled to voting rights.

As of March 31, 2016 and December 31, 2015, 117,682,660 and 109,542,788 shares of common stock, 4,000,000 and 4,000,000 shares of Series A and 66,667 and 0 Series B, were issued and outstanding, respectively.

During the quarter ended March 31, 2016, the Company issued 66,667 shares of Series B with a fair value of $460,002 for a 49% interest in an Aspire Consulting, Inc.

During the quarter ended March 31, 2016, the Company issued 8,139,872 shares of common stock with a fair value of $45,494 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $903,531. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to quarter end, the company issued a total of 2.3 million shares in partial settlement of convertible notes payable.

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

Results of Operation for Three Months Ended March 31, 2016 and 2014

Revenues

For the three months ended March 31, 2016, we earned revenues in the amount of $88,410, as compared with revenues of $82,278 for the three months ended March 31, 2015.

The decrease is revenues for the three months ended March 31, 2016 is due to a change in our pricing model to become more competitive. We expect to achieve greater revenues in 2016.

Cost of Revenues

Cost of revenues was $17,676 for the three months ended March 31, 2016, as compared with $8,890 for the same period ended March 31, 2015.

Our cost of revenues increased for the three months ended March 31, 2016 compared with the same period ended March 31, 2015 and was mainly attributable to $12,786 spent in web hosting costs. We expect to continue paying similar web hosting costs and perhaps more as traffic to our website increases.

Operating Expenses

Our operating expenses were $193,475 for the three months ended March 31, 2016, as compared with $97,859 for the three months ended March 31, 2015.

Our operating expenses for the three months ended March 31, 2016 mainly consisted of contract labor expense of $38,000, management compensation of $40,599, professional fees of $24,110, and legal fees of $24,721. Our operating expenses for the three months ended March 31, 2015 mainly consisted of consulting fees of $22,145, contract labor of $20,620, legal fees of $10,570, rent expenses of $6,800, meals and entertainment of $6,309 and accounting fees of $5,875

The major reason for the increase in operating expenses in 2016 over 2015 was a result of increased management compensation, professional fees and contract labor.

Other Expenses

We had other expenses of $1,112,797 for the three months ended March 31, 2016, as compared with $16,001 for the same period ended March 31, 2015. Other expenses for the three months ended March 31, 2016 consisted of $918,770 due to the loss on change of derivative liabilities, $127,348 in amortization of debt discount and $66,679 in interest expenses. Other expenses for the three months ended March 31, 2015 consisted of $9,542 in amortization of debt discount and $6,459 in interest expenses.

The major reason for the increase in other expenses in 2016 over 2015 was the loss on change in derivative liabilities associated with convertible promissory notes.

Income from Investment in equity method investee

On January 5, 2016 we entered into a Share Exchange Agreement with Aspire Consulting Group, LLC, a Virginia limited liability company and certain members of Aspire. We agreed to acquire 49% of all the issued and outstanding membership units of Aspire in exchange for 66,667 shares of our newly created Series B Convertible Preferred Stock to the members valued at $460,002.

We have concluded that we have the ability to exercise significant influence, but not control over Aspire and have therefore accounted for the acquisition of the interest under the equity method.

During the three month period, we received $10,149 in distributions from Aspire. Aspire has a policy to distribute cash to shareholders after deducting direct cost of sales. The other expenses of Aspire are paid for from the Aspire portion of the distribution. The excess of the distribution over our portion of net income was used to decrease the cost of our investment in Aspire.

Aspire had billings in the first quarter of approximately $250,000. We anticipate these billings and payments to increase over the remainder of the year.

Net Loss

We had a net loss of $1,229,923 for the three months ended March 31, 2016, as compared with net loss of $40,472 for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $41,431. Our total current liabilities as of March 31, 2016 were $1,419,565. We had a working capital deficit of $1,378,134 as of March 31, 2016.

Cash Flows from Operating Activities

Operating activities used $103,357 in cash the three months ended March 31, 2016, compared with $47,059 for the three months ended March 31, 2015. Our net loss of $1,229,923 was the main component of our negative operating cash flow, offset mainly by the loss on derivative liabilities of $918,770 and amortization of debt discount of $127,348.

Cash Flows from Investing Activities

Investing activities provided $10,149 in cash the three months ended March 31, 2016, compared with $0 for the three months ended March 31, 2015. Our positive investing cash flow was entirely attributable to cash we received in distributions from Aspire.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2016 amounted to $69,656, compared with $54,935 for the three months ended March 31, 2015. Our cash flows for the three months ended March 31, 2016 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable.

On February 17, 2016, we entered into a convertible promissory note pursuant to which we borrowed $100,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on November 17, 2016. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the previous 20 days to the date of the notice of conversion or the date the note was executed.

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

Going Concern

As of March 31, 2016, we have an accumulated deficit of $5,407,017. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2016, as well as our Current Report on Form 8-K filed on January 6, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, the Company issued 66,667 shares of Series B preferred stock with a fair value of $460,002 for a 49% interest in an Aspire Consulting, Inc.

During the quarter ended March 31, 2016, the Company issued 8,139,872 shares of common stock with a fair value of $45,494 for the partial conversion of convertible notes payable.

Subsequent to quarter end, we issued a total of 2,300,000 shares in partial settlement of convertible notes payable.

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

Textmunication Holdings, Inc.

Date:	June 16, 2016

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

