Form 10-Q
period 2016-06-30
Textmunication Holdings, Inc.
filed 2016-08-03
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,597,228 common shares as of August 2, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited);

F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited); and

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$53,259	$61,130
Receivables	3,757	3,062
Total current assets	57,016	64,192

Fixed Assets, net	669	1,031
Investment in equity method investee	447,946	-

Total assets	505,631	65,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$280,054	$180,537
Due to related parties	11,750	11,750
Loans payable	53,601	98,435
Convertible notes payable, net of discount	469,036	323,773
Derivitive liability	809,978	551,646
Total current liabilities	1,624,418	1,166,141

Total liabilities	1,624,418	1,166,141

Stockholders’ deficit
Preferred stock, 9,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	-
Common stock; $0.0001 par value; 250,000,000 shares authorized;120,993,394 and 109,542,788 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	12,090	10,945
Additional paid-in capital	4,581,153	3,064,831
Accumulated deficit	(5,712,437)	(4,177,094)
Total stockholders’ deficit	(1,118,787)	(1,100,918)

Total liabilities and stockholders’ deficit	$505,631	$65,223

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$103,449	$74,345	$191,859	$156,623

Cost of revenues	32,843	18,806	50,519	27,696

Gross profit	70,606	55,539	141,340	128,927

Operating expenses
General and administrative expenses	184,301	155,200	377,777	253,059
Total operating expenses	184,301	155,200	377,777	253,059

Loss from operations	(113,695)	(99,661)	(236,437)	(124,132)

Other expense
Interest expense	(43,438)	(13,682)	(110,117)	(20,141)
Loss on change of derivitive liability	(42,593)	(128,945)	(961,363)	(128,945)
Amortization of debt discount	(112,357)	(36,704)	(239,705)	(46,246)
Total other expense	(198,388)	(179,331)	(1,311,185)	(195,332)

Income from investment in equity method investee	6,663	-	12,279	-

Net loss	$(305,420)	$(278,992)	$(1,535,343)	$(319,464)

Basic weighted average common shares outstanding	122,472,460	77,520,646	117,826,454	77,479,119
Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net loss	(1,535,343)	$(319,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	239,705	46,246
Loss on derivative liability	961,363	128,945
Depreciation	362	360
Share based compensation	-	48,000
Income from equity method investee	(12,279)	-
Changes in assets and liabilities
Receivables	(695)	767
Accounts payable and accrued expenses	99,517	(80,584)
Net cash from operating activities	(247,370)	(175,730)

Distributions from equity method investee	24,335	-
Net cash used in investing activities	24,335	-

Cash Flows from Financing Activities
Proceeds from loans payable	31,200	25,328
Payments on loans payable	(76,034)	(25,660)
Proceeds from convertible notes payable	250,800	200,500
Payments on convertible notes payable	9,198	(20,000)
Net cash from financing activities	215,164	180,168

Net increase in cash	(7,871)	4,438

Cash, beginning of period	61,130	4,797

Cash, end of period	$53,259	$9,235

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$2,691
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Preferred shares issued for equity method investee	$460,002	$-
Conversion of convertible notes payable	$90,441	$5,000
Settlement of stock payable	$-	$20,000
Settlement of derivative liability	$967,031	$5,608

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company has an accumulated deficit of $5,712,437. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2016, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of June 30, 2016 and 2015, the allowance for doubtful accounts was $0 and $0, respectively, and bad debt expense of $0 and $0, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or (“ASC”), 605, Revenue Recognition. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is reasonably assured.

Thus, the Company recognizes subscription revenue on a monthly basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual or annual basis, at the customer’s option.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

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

Level 2: Quoted prices in markets that are not active, or inputs that is observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of the accounts receivable, accounts payable, notes payable are considered short term in nature and therefore their value is considered fair value.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the six months ended June 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$809,978	$809,978

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$551,646	$551,646

The following table presents details of the Company’s level 3 derivative liabilities as of June 30, 2016 and December 31, 2015:

Amount
Balance December 31, 2015	$551,646
Debt discount originated from derivative liabilities	264,000
Initial loss recorded	719,960
Adjustment to derivative liability due to debt conversion	(967,031)
Change in fair market value of derivative liabilities	241,403
Balance June 30, 2016	$809,978

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2016, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of June 30, 2016 and December 31, 2015 were approximately $11,750 and $11,750, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 5 – LOANS PAYABLE

As of June 30, 2016 and December 31, 2015, the Company has short term loans payable of $53,601 and $98,435, respectively. During the six months ended June 30, 2016 and 2015, the Company received proceeds of $31,200 and $25,328, respectively, and made payments of $76,034 and $25,660, respectively, from certain short term loans payable with interest rates ranging from 23%-28%.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consist of the following as of June 30, 2016 and December 31, 2015:

Total convertible notes payable	684,126	501,369
Less discounts	(215,090)	(177,596)
Convertible notes net of discount	$469,036	$323,773

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $100,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on November 17, 2016. The note is convertible at any date after the issuance date at noteholders option into shares of the Company’s common stock at a variable conversion price of 50% of the lowest day market price of the Company’s common stock during the previous 20 days to the date of the notice of conversion or the date the note was executed. The Company recorded a debt discount in the amount of $100,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $650,708 and an initial loss of $550,708 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the six-month period ended June 30, 2016 and 2015 was $48,905 and $0, respectively, and the unamortized discount at June 30, 2016 and December 31, 2015 was $51,095 and $0, respectively. Interest expense recorded on the convertible notes for the six-month period ended June 30, 2016 and 2015 was $4,438 and $0, respectively.

On April 1, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $100,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on December 22, 2016. The note is convertible at any date after the issuance date at noteholders option into shares of the Company’s common stock at a variable conversion price of 50% of the average three (3) two (2) lowest day market price of the Company’s common stock during the previous 20 days immediately preceding the conversion date. The Company recorded a debt discount in the amount of $100,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $221,148 and an initial loss of $121,148 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the six-month period ended June 30, 2016 and 2015 was $37,358 and $0, respectively, and the unamortized discount at June 30, 2016 and December 31, 2015 was $72,642 and $0, respectively. Interest expense recorded on the convertible notes for the three-month period ended June 30, 2016 and 2015 was $2,992 and $0, respectively.

On June 24, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $64,000 including a debt discount of $3,200. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on December 22, 2016. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the average two (2) lowest day market price of our common stock during the previous 20 days immediately preceding the conversion date. The Company recorded a debt discount in the amount of $64,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $112,104 and an initial loss of $48,104 based on the Black Scholes Merton pricing model.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

Amortization of debt discount during the six-month period ended June 30, 2016 and 2015 was $2,228 and $0, respectively, and the unamortized discount at June 30, 2016 and December 31, 2015 was $64,972 and $0, respectively. Interest expense recorded on the convertible notes for the six-month period ended June 30, 2016 and 2015 was $147 and $0, respectively.

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

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at June 30, 2016:

Fair value assumptions – derivative notes:	June 30, 2016
Risk free interest rate	0.59%
Expected term (years)	0.01-1.611
Expected volatility	310.68%
Expected dividends	0%

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

The Company has concluded that it has the ability to exercise significant influence, but not control, over an Aspire through its acquired 49% equity interest and therefore has accounted for the acquisition of the interest under the equity method.

The following table presents details of the Company’s investment is Aspire as of June 30, 2016 and December 31, 2015:

Amount
Balance December 31, 2015	$-
Fair value of shares issued for ownership 49% interest in Aspire	460,002
Income from equity method investee	12,279
Distributions received from Aspire	(24,335)
Balance June 30, 2016	$447,946

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,268 and $10,535 for the six months ended June 30, 2016 and 2015, respectively.

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

On January 5, 2016, pursuant to Article III of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Convertible Preferred Stock (“Series B”), consisting of up 66,667 shares, par value $0.0001.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016

Under the Certificate of Designation, holders of Series B participate on an equal basis per-share with holders of the Company’s common stock and Series A in any distribution upon winding up, dissolution, or liquidation. Holders of Series B are not entitled to voting rights. After a period of twenty-four (24) months from the date the Designation for the Series B is filed with the Nevada Secretary of State, each share of Series B may be convertible at the option of the holder thereof and without the payment of additional consideration by the holder thereof into shares of common stock at a conversion rate of the greater of: (i) three hundred (300) shares of common stock for every one (1) share of Series B; or (ii) that proportion of shares of common stock available to each holder of Series B such that if all holders of the Series B converted on the day following (24) months from the date the Designation is filed with the Nevada Secretary of State would give such Holders an aggregate of eighteen percent 18% of the issued and outstanding shares of common stock of the Company on such date.

As of June 30, 2016 and December 31, 2015, 120,993,394 and 109,542,788 shares of common stock, 4,000,000 and 0 shares of Series A and 66,667 and 0 Series B, were issued and outstanding, respectively.

During the six months ended June 30, 2016, the Company issued 66,667 shares of Series B with a fair value of $460,002 for a 49% interest in an Aspire Consulting, Inc.

During the six months ended June 30, 2016, the Company issued 11,450,606 shares of common stock with a fair value of $90,440 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $967,031. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued 2,000,000 shares of common stock valued at $32,515 in settlement of certain convertible note payable and accrued interest issued on November 10, 2015.

Additionally, the Company agreed with certain other noteholders to settle certain notes issued on September 9, 2015 with aggregate balances of principal and accrued interest of $54,493 for the issuance of 2,000,000 shares of common stock. As of the date of the filing these share have not been issued.

Subsequent to quarter end, the Company issued 2,429,818 shares of common stock valued at $27,846 in partial settlement of certain convertible note payable and accrued interest issued on July 10, 2015.

Subsequent to quarter end, the Company received a notice to convert the entire principal balance of a note payable dated May 12, 2016 for 4,250,000 shares of common stock for services. As of the date of the filing these share have not been issued.

Subsequent to quarter end, the Company issued 6,500,000 shares of common stock for services.

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

In the past 4 years, we have grown to over 300 clients and more than 800 different locations in the United States, Canada and Mexico. We have achieved this with an expanded focus on a variety of industries, including restaurants, retailers, entertainment venues and other partnership opportunities. We have decided to focus our energy on the gym, health and fitness club market.

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

Results of Operation for Three and Six Months Ended June 30, 2016 and 2015

Revenues

For the three months ended June 30, 2016, we earned revenues in the amount of $103,449, as compared with revenues of $74,345 for the three months ended June 30, 2015. For the six months ended June 30, 2016, we earned revenues in the amount of $191,859, as compared with revenues of $156,623 for the six months ended June 30, 2015.

The increase in revenues for the three and six months ended June 30, 2016 over the prior year periods is due to more customer accounts achieved from a change in our pricing model to become more competitive. We expect to achieve greater revenues for the rest of 2016 and into 2017.

Cost of Sales

Cost of sales was $32,843 for the three months ended June 30, 2016, as compared with $18,806 for the same period ended June 30, 2015. Cost of sales was $50,519 for the six months ended June 30, 2016, as compared with $27,696 for the same period ended June 30, 2015.

Our cost of revenues increased for the three and six months ended June 30, 2016 compared with the same periods ended June 30, 2015 and was mainly attributable more spent in web hosting costs. We expect to continue paying similar web hosting costs and perhaps more as traffic to our website increases.

Operating Expenses

Our operating expenses were $184,301 for the three months ended June 30, 2016, as compared with $155,200 for the three months ended June 30, 2015. Our operating expenses were $377,777 for the six months ended June 30, 2016, as compared with $253,059 for the six months ended June 30, 2015.

Our operating expenses for the six months ended June 30, 2016 mainly consisted of contract labor expense of $89,232, legal fees of $45,911, professional fees of $41,706, management compensation of $41,435, consulting of $40,292 and accounting fees of $40,023, compared to consulting fees of management compensation of 69,872, amortization and depreciation of $47,636, consulting fees of $47,050, contract labor of $46,908, rent expenses of $13,998, meals and entertainment of $14,133 and accounting fees of $15,418 for the six months ended June 30, 2015.

Other Expenses

We had other expenses of $ 198,388 for the three months ended June 30, 2016 compared with $179,331 for the same period ended June 30, 2015. We had other expenses of $1,311,185 for the six months ended June 30, 2016 compared with $195,332 for the same period ended June 30, 2015.

Other expenses for the six months ended June 30, 2016 consisted of $961,363 due to the loss on change of derivative liabilities, $239,705 in amortization of debt discount and $110,117 in interest expenses. Other expenses for the six months ended June 30, 2015 consisted of $128,945 due to the loss on change of derivative liabilities, $46,246 in amortization of debt discount and $20,141 in interest expenses.

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

During the six month period, we received $24,335 in distributions from Aspire. Aspire has a policy to distribute cash to shareholders after deducting direct cost of sales. The other expenses of Aspire are paid for from the Aspire portion of the distribution. The excess of the distribution over our portion of net income was used to decrease the cost of our investment in Aspire.

Aspire had billings in the first six month of the year of approximately $500,000. We anticipate these billings and payments to increase over the remainder of the year.

Net Loss

We had a net loss of $305,420 for the three months ended June 30, 2016, as compared with net loss of $278,992 for the three months ended June 30, 2015. We had a net loss of $1,535,343 for the six months ended June 30, 2016, as compared with net loss of $319,464 for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $57,016. Our total current liabilities as of June 30, 2016 were $1,624,418. We had a working capital deficit of $1,567,402 as of June 30, 2016.

Cash Flows from Operating Activities

Operating activities used $247,370 in cash the six months ended June 30, 2016, compared with $175,730 for the six months ended June 30, 2015. Our net loss of $1,535,343 was the main component of our negative operating cash flow, offset mainly by the loss on derivative liabilities of $961,363 and amortization of debt discount of $239,705.

Cash Flows from Investing Activities

Investing activities provided $24,335 in cash the six months ended June 30, 2016, compared with $0 for the six months ended June 30, 2015. Our positive investing cash flow was entirely attributable to cash we received in distributions from Aspire.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2016 amounted to $215,164, compared with $180,168 for the six months ended June 30, 2015. Our cash flows for the six months ended June 30, 2016 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable.

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

On April 1, 2016, we entered into a convertible promissory note pursuant to which we borrowed $100,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on December 22, 2016. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the average three (3) two (2) lowest day market price of our common stock during the previous 20 days immediately preceding the conversion date.

On June 24, 2016, we entered into a convertible promissory note pursuant to which we borrowed $64,000 including a debt discount of $3,200. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on December 22, 2016. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the average two (2) lowest day market price of our common stock during the previous 20 days immediately preceding the conversion date.

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

Going Concern

As of June 30, 2016, we have an accumulated deficit of $5,712,437. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2016, we issued 11,450,606 shares of common stock with a fair value of $90,440 for the partial conversion of convertible notes payable.

Subsequent to quarter end, we issued 2,000,000 shares of common stock valued at $32,515 in settlement of certain convertible note payable and accrued interest issued on November 10, 2015.

Additionally, we agreed with certain other noteholders to settle certain notes issued on September 9, 2015 with aggregate balances of principal and accrued interest of $54,493 for the issuance of 2,000,000 shares of common stock. As of the date of the filing these share have not been issued.

Subsequent to quarter end, we issued 2,429,818 shares of common stock valued at $27,846 in partial settlement of certain convertible note payable and accrued interest issued on July 10, 2015.

Subsequent to quarter end, we received a notice to convert the entire principal balance of a note payable dated May 12, 2016 for 4,250,000 shares of common stock for services. As of the date of the filing these share have not been issued.

Subsequent to quarter end, we issued 6,500,000 shares of common stock for services.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	August 3, 2016

By:	/s/ Wais Asefi
Name:	Wais Asefi
Title:	President, Chief Executive Officer, and Director

