Form 10-Q
period 2016-09-30
Textmunication Holdings, Inc.
filed 2016-11-15
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: _______________ common shares as of October __, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited);

F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited); and

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$75,961	$61,130
Receivables	3,757	3,062
Prepaid	32,811	-
Total current assets	112,529	64,192

Fixed Assets, net	669	1,031
Investment in equity method investee	447,875	-

Total assets	561,073	65,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$230,335	$180,537
Due to related parties	11,750	11,750
Loans payable	29,152	98,435
Convertible notes payable, net of discount	398,273	323,773
Derivitive liability	694,215	551,646
Total current liabilities	1,363,725	1,166,141

Total liabilities	1,363,725	1,166,141

Stockholders' deficit

Preferred stock, 9,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 152,902,168 and 109,542,788 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	15,281	10,945
Additional paid-in capital	5,931,659	3,064,831
Accumulated deficit	(6,749,998)	(4,177,094)
Total stockholders' deficit	(802,652)	(1,100,918)

Total liabilities and stockholders' deficit	$561,073	$65,223

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$129,943	$80,289	$321,802	$236,912

Cost of revenues	13,560	73,494	64,079	101,190

Gross profit	116,383	6,795	257,723	135,722

Operating expenses
General and administrative expenses	619,698	116,299	997,476	3,069,358
Total operating expenses	619,698	116,299	997,476	3,069,358

Loss from operations	(503,314)	(109,504)	(739,752)	(2,933,636)

Other expense
Interest expense	(23,478)	(15,199)	(133,595)	(35,340)
Loss on change of derivitive liability	(85,072)	(701,805)	(1,046,435)	(830,750)
Amortization of debt discount	(183,608)	(97,241)	(423,313)	(143,487)
Loss on settlement of notes payable	(242,016)	-	(242,016)	-
Total other expense	(534,174)	(814,245)	(1,845,359)	(1,009,577)

Income from investment in equity method investee	(71)	-	12,208	-

Net loss	$(1,037,560)	$(923,749)	$(2,572,904)	$(3,943,213)

Basic weighted average common shares outstanding	122,472,460	89,868,530	117,826,454	81,398,857
Net loss per common share: basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net loss	(2,572,904)	$(3,943,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	423,313	143,487
Loss on derivative liability	1,046,435	830,750
Gain on settlement of notes payable	242,016	-
Depreciation	361	360
Share based compensation	478,700	2,748,000
Income from equity method investee	(12,208)	-
Changes in assets and liabilities
Receivables	(695)	231
Accounts payable and accrued expenses	80,309	(37,627)
Prepaid expenses	(32,811)	-
Net cash from operating activities	(347,484)	(258,012)

Distributions from equity method investee	24,335	-
Net cash used in investing activities	24,335	-

Cash Flows from Financing Activities
Proceeds from loans payable	31,200	24,800
Payments on loans payable	(100,483)	(33,959)
Proceeds from convertible notes payable	468,550	363,000
Payments on convertible notes payable	(61,287)	(93,459)
Net cash from financing activities	337,980	260,382

Net increase in cash	14,831	2,370

Cash, beginning of period	61,130	4,797

Cash, end of period	$75,961	$7,167

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$2,691
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Preferred shares issued for equity method investee	$460,002	$-
Conversion of convertible notes payable	$220,853	$5,000
Settlement of stock payable	$-	$20,000
Settlement of derivative liability	$967,031	$5,608

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTMEBER 30, 2016

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company has an accumulated deficit of $6,749,998. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2016 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2016 & 2015 the allowance for doubtful accounts was $0 and bad debt expense of $0 and $0, respectively.

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

FOR THE QUARTER ENDED SEPTMEBER 30, 2016

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the nine months ended September 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$694,215	$694,215

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$551,646	$551,646

The following table presents details of the Company’s level 3 derivative liabilities as of September 30, 2016 and December 31, 2015:

Amount
Balance December 31, 2015	$551,646
Debt discount originated from derivative liabilities	501,750
Initial loss recorded	1,563,080
Adjustment to derivative liability due to debt conversion	(1,405,615)
Change in fair market value of derivative liabilities	(516,645)
Balance September 30, 2016	$694,215

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTMEBER 30, 2016

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2016, the Company has advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of September 30, 2016 and December 31, 2015 were approximately $11,750 and $11,750, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTMEBER 30, 2016

NOTE 5 – LOANS PAYABLE

As of September 30, 2016, and December 31, 2015, the Company has short term loans payable of $29,152 and $98,435, respectively. During the nine months ended September 30, 2016 and 2015, the Company received proceeds of $468,550 and $25,328 and made payments of $64,287 and $25,660 respectively from certain short term loans payable with interest rates ranging from 23%-28%.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consist of the following as of September 30, 2016 and December 31, 2015:

Total convertible notes payable	501,369	501,369
Less discounts	(289,233)	(177,596)
Convertible notes net of discount	$398,273	$323,773

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

Amortization of debt discount during the nine-month period ended September 30, 2016 and 2015 was $82,482 and $0, respectively, and the unamortized discount at September 30, 2016 and December 31, 2015 was $17,518 and $0, respectively. Interest expense recorded on the convertible notes for the nine-month period ended September 30, 2016 and 2015 was $7,463 and $0, respectively.

On April 1, 2016, we entered into a convertible promissory note pursuant to which we borrowed $100,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on December 22, 2016 The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the average three (3) two (2) lowest day market price of our common stock during the previous 20 days immediately preceding the conversion date. The Company recorded a debt discount in the amount of $100,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $221,148 and an initial loss of $121,148 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the nine-month period ended September 30, 2016 and 2015 was $75,547 and $0, respectively, and the unamortized discount at September 30, 2016 and December 31, 2015 was $34,453 and $0, respectively. Interest expense recorded on the convertible notes for the nine-month period ended September 30, 2016 and 2015 was $6,016 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTMEBER 30, 2016

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

Amortization of debt discount during the nine-month period ended September 30, 2016 and 2015 was $34,652 and $0, respectively, and the unamortized discount at September 30, 2016 and December 31, 2015 was $29,348 and $0, respectively. Interest expense recorded on the convertible notes for the nine-month period ended September 30, 2016 and 2015 was $2,083 and $0, respectively.

On July 18, 2016, we entered a convertible promissory note pursuant to which we borrowed $237,750 including a debt discount of $20,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on April 18, 2017. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest day market price of our common stock during the previous 25 days immediately preceding the conversion date. The Company recorded a debt discount in the amount of $237,750 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $1,080,870 and an initial loss of $843,120 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the nine-month period ended September 30, 2016 and 2015 was $69,611 and $0, respectively, and the unamortized discount at September 30, 2016 and December 31, 2015 was $188,139 and $0, respectively. Interest expense recorded on the convertible notes for the nine-month period ended September 30, 2016 and 2015 was $4,885 and $0, respectively.

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

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at September 30, 2016:

Fair value assumptions – derivative notes:	September 30, 2016
Risk free interest rate	0.20-0.59%
Expected term (years)	0.01-1.11
Expected volatility	261.63%
Expected dividends	0%

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTMEBER 30, 2016

Settlement agreements

On July 7, 2016, the Company entered into an agreement to settle a certain note and accrued interest in the amount of $36,222 issued on November 10, 2015 for 2,000,000 shares  of common stock valued at $146,000. Upon the settlement of the notes the Company recorded a $109,778 loss related to the difference between the note balances and the fair value of the share.

On August 22, 2016, the Company entered into an agreement to settle certain convertible notes payable issued on September, 10, 2013, September 27, 2013, November 7, 2013, and November 17, 2013 with balances of $90,762, including interest for $33,000. Upon the settlement of the notes the Company recorded a $57,762 gain related to the difference between the note balances and the settlement price.

On September 8, 2016, the Company entered into an agreement to partially settle a certain note in the amount of $5,000 issued on April 17, 2014 for 10,00,000 shares of common stock valued at $195,000. Upon the settlement of the notes the Company recorded a $190,000 loss related to the difference between the note balances and the fair value of the share.

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

The following table presents details of the Company’s investment is Aspire as of September 30, 2016 and December 31, 2015:

Amount
Balance December 31, 2015	$-
Fair value of shares issued for ownership 49% interest in Aspire	460,002
Income from equity method investee	12,208
Distributions received from Aspire	(24,335)
Balance June 30, 2016	$447,875

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $18,704 and $19,153 for the nine months ended September 30, 2016 and 2015, respectively.

Current month to month lease is for $2,000 a month.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTMEBER 30, 2016

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

On July 7, 2016, the Company entered into an agreement to settle the note and accrued interest for 2,000,000 shares  of common stock valued at $146,000. (See Note 6).

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

On January 5, 2016, pursuant to Article III of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Convertible Preferred Stock, consisting of up 66,667 shares, par value $0.0001. Under the Certificate of Designation, holders of Series B Convertible Preferred Stock participate on an equal basis per-share with holders of the Company’s common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series B Convertible Preferred Stock are not entitled to voting rights.

As of September 30, 2016, and December 31, 2015, 152,902,168 and 109,542,788 shares of common stock, 4,000,000 and 0 shares of Series A preferred stock and 66,667 and 0 Series B preferred stock, were issued and outstanding, respectively.

During the nine months ended September 30, 2016, the Company issued 66,667 shares of Series B preferred stock with a fair value of $460,002 for a 49% interest in an Aspire Consulting, Inc.

During the nine months ended September 30, 2016, the Company issued 35,359,380 shares of common stock with a fair value of $526,852  for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,405,616. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

During the nine months ended September 30, 2016, the Company issued 8,000,000 shares of common stock valued at $478,700 for services.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued 35,307,536 shares of common stock for the settlement of certain convertible note payable and accrued interest.

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

Results of Operation for Three and Nine Months Ended September 30, 2016 and 2015

Revenues

For the three months ended September 30, 2016, we earned revenues in the amount of $129,943, as compared with revenues of $80,289 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we earned revenues in the amount of $321,802, as compared with revenues of $236,912 for the nine months ended September 30, 2015.

The increase in revenues for the three and nine months ended September 30, 2016 over the prior year periods is due to more customer accounts achieved from a change in our pricing model to become more competitive. We expect to achieve greater revenues for the rest of 2016 and into 2017.

Cost of Revenues

Cost of revenues was $13,560 for the three months ended September 30, 2016, as compared with $73,494 for the same period ended September 30, 2015. Cost of revenues was $64,079 for the nine months ended September 30, 2016, as compared with $101,190 for the same period ended September 30, 2015.

Our cost of revenues decreased for the three and nine months ended September 30, 2016 compared with the same periods ended September 30, 2015 and was mainly attributable to a lack of costs associated with SMS messaging, offset by an increase in web hosting costs. We expect to continue paying similar web hosting costs and perhaps more as traffic to our website increases.

Operating Expenses

Our operating expenses were $619,698 for the three months ended September 30, 2016, as compared with $116,299 for the three months ended September 30, 2015. Our operating expenses were $997,476 for the nine months ended September 30, 2016, as compared with $3,069,358 for the nine months ended September 30, 2015.

Our operating expenses for the nine months ended September 30, 2016 mainly consisted of consulting expenses of $451,755, contract labor of $111,122, management compensation of $81,846, directors fees of $51,500, legal fees of $50,907, accounting fees of 49,598 and professional fees of $39,305. Our operating expenses for the nine months ended September 30, 2015  mainly consisted of consulting fees of $2,772,805. Absent this expense, a comparison of operating expenses for the nine months ended September 30, 2016 and 2015 shows across the board increases in every major category. This is attributable to increased operations. We expect similar results in future quarters as we continue to grow our business.

Other Expenses

We had other expenses of $534,174 for the three months ended September 30, 2016 compared with $814,245 for the same period ended September 30, 2015. We had other expenses of $1,845,359 for the nine months ended September 30, 2016 compared with $1,009,577 for the same period ended September 30, 2015.

Other expenses for the nine months ended September 30, 2016 consisted of $1,046,435 due to the loss on change of derivative liabilities, $423,313 in amortization of debt discount, $242,016 for the loss on the settlement of notes payable and $133,595 in interest expenses. Other expenses for the nine months ended September 30, 2015 consisted of $830,750 due to the loss on change of derivative liabilities, $143,487 in amortization of debt discount and $35,340 in interest expenses.

All referenced categories were increased for the nine months ended September 30, 2016 over the same period ended 2015.

Net Loss

We had a net loss of $1,037,560 for the three months ended September 30, 2016, as compared with net loss of $923,749 for the three months ended September 30, 2015. We had a net loss of $2,572,904 for the nine months ended September 30, 2016, as compared with net loss of $3,943,213 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $112,529, consisting mostly of cash and prepaid expenses. Our total current liabilities as of September 30, 2016 were $1,363,725. We had a working capital deficit of $1,251,196 as of September 30, 2016.

Cash Flows from Operating Activities

Operating activities used $347,484  in cash for the nine months ended September 30, 2016, compared with $258,012 for the nine months ended September 30, 2015. Our net loss of $2,572,904 was the main component of our negative operating cash flow for the nine months ended September 30, 2016, offset mainly by the loss on derivative liabilities of $1,046,435, amortization of debt discount of $423,313 and prepaid expenses of $32,811.  Our net loss of $3,943,213 and accounts payable and accrued expenses of $37,627 were the main component of our negative operating cash flow for the nine months ended September 30, 2015, offset mainly by share based compensation of $2,748,000 the loss on derivative liabilities of $830,750 and amortization of debt discount of $143,487.

Cash Flows from Investing Activities

Investing activities provided $24,335 in cash the nine months ended September 30, 2016, compared with $0 for the nine months ended September 30, 2015. Our positive investing cash flow was entirely attributable to cash we received in distributions from Aspire.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2016 amounted to $337,980 , compared with $260,382 for the nine months ended September 30, 2015. Our cash flows for the nine months ended September 30, 2016 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable and payments on convertible notes payable. Our cash flows for the nine months ended September 30, 2015 consisted mostly of proceeds from the sale of convertible promissory notes and loans payable, offset by payments on loans payable and payments on convertible notes payable.

On July 18, 2016, we entered a convertible promissory note pursuant to which we borrowed $237,750 including a debt discount of $20,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on April 18, 2017. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest day market price of our common stock during the previous 25 days immediately preceding the conversion date.

On August 22, 2016, we entered into an agreement to settle certain convertible notes payable issued on September, 10, 2013, September 27, 2013, November 7, 2013, and November 17, 2013 with balances of $90,762, including interest for $33,000. Upon the settlement of the notes, we recorded a $57,762 gain related to the difference between the note balances and the settlement price.

During the nine months ended September 30, 2016, we issued 35,359,380 shares of common stock with a fair value of $526,852  for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,405,616. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

Subsequent to quarter end, we issued 35,307,536 shares of common stock valued at $32,515 in settlement of certain convertible note payable and accrued interest issued on July 10, 2015.

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

Going Concern

As of September 30, 2016, we have an accumulated deficit of $6,749,998. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed  on April 15, 2016, as well as our Current Report on Form 8-K filed on January 6, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the nine months ended September 30, 2016, we issued 35,359,380 shares of common stock with a fair value of $526,852  for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,405,616. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

During the nine months ended September 30, 2016, we issued 8,000,000 shares of common stock valued at $478,700 for services.

Subsequent to quarter end, the Company issued 35,307,536 shares of common stock for the settlement of certain convertible note payable and accrued interest.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	November 14, 2016

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

