Form 10-K
period 2016-12-31
Textmunication Holdings, Inc.
filed 2017-04-24
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $664,238

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,561,648,457 common shares as of April 13, 2017

PART I

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

Our mobile marketing solutions apply to any industry, offering a new and innovative way to reach out to a merchant’s customer base. Some examples include:

●	Gyms – guest promotions, reminders, new rates, fitness tips;

●	Bars – happy hours, special events, discount pricing;

●	Boutiques – invite only trunk show, spring sale, discount on a particular clothing line, carrying a new line of clothes;

●	Dentists – special promotion for teeth whitening;

●	Investor Relations – sending notifications to investors on news alerts and company updates;

●	Digital Marketing – promoting marketing updates from global clients using SMS in their portfolio;

●	Salons – promotion on products, new line of products, introducing a new stylist;

●	Restaurants – Dine about town participation, discount coupons; and

●	Real Estate Agents – Introducing a new home on the market, price reduction, or an open house event.

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

Our goal is to partner with the industry leading enterprise software providers to the Health and Fitness Industry. We believe the top five enterprise software providers in the health and fitness industry account for more than 50% of the total gyms and fitness centers worldwide. By integrating our web based platform into the existing infrastructure of an enterprise software provider, we can then uniquely market our service to gyms and fitness centers on a ‘turnkey’ basis. We believe this provides a significant competitive advantage to us. Our monthly billing rates range between $49-$299 per club. Over the next 24 months our goal is to become an add-on component to the billing features of at least 50% of the gym billing providers so that we can attract as many as 5,000 Gym, Health & Fitness clubs in the US. We then intend to expand internationally where there are as many as 165,000 Gyms, Health & Fitness clubs as of 2013. In addition, we plan on utilizing the same strategy in the salon and healthcare markets.

TXMT Platform Features

We offer our clients a mobile marketing platform. We are in development stages of our new Generation 3 software platform. This new platform will have the ability to send more than one billion SMS per month. We expect the platform to be completed the summer of 2017. Our current platform offers the following:

●	Mobile Coupons - Engage your customers! Drive in traffic and boost sales through mobile coupons delivered with expiration dates and unique tracking codes right to their mobile phones;

●	Mobile Voting/Polls - Instantly gather invaluable customer opinions; no more guessing at what they want or wondering what they think of a product or service; the client can get their opinions on what they want or think, and proactively plan for success;

●	Multimedia Messaging - Use a promotional hook for the consumer to interact with a brand by texting to a unique keyword to download branded content such as video, images, ringtones and games; now it is easier than ever to mobilize their brand on their consumers’ phones;

●	SMS Reminders - Remind clients about appointments, anniversaries, b-days, oil changes, tune ups, and more via text; individual, group and bulk mobile messaging; engage with those who have raised their hands and said they want to have an ongoing relationship with a brand via mobile; deliver news on products and services and provide mobile offers and coupons to drive sales which can include expiration dates and single use promotion codes;

●	Text 2 Web - Mobilize the website with text messaging functionality to promote interaction with customers; showcase text 2 web responses on the client’s website to have fresh user-generated content that increases the stickiness of the client’s website; Contests/Instant Contesting - make any traditional media interactive with contests that can create buzz and lead to further engagement; have concert attendees enter contests for seat upgrades, backstage passes, and more; generate a local customer database from in-location giveaways;

●	Web Widgets/Online Forms - Textmunication supplies an online sign up page so customers can join the client’s program on its website or social media accounts without having to text-in; with the web widget gives the client the ability to obtain further information such as email, date of birth, gender, name, and more; and

●	API – Our APIs are fast, simple and reliable and built in such a way that they integrate with any system or application. Our ready-made scripts help you to connect to our gateway through your chosen programming language. These scripts all work with the HTTP API. We offer both Direct API and API integration through our UI. Both models allow for a seamless sharing of information. Our API growth will be a driving revenue factor for us going forward.

●	MyLA- Loyalty and rewards program for clients customers who frequently make purchases. Customers register their personal such as mobile cell number information to the merchant through our proprietary Application on a tablet or online that they will use in the future when making a purchase to receive new product updates, specials and promotional merchandise.

Features of our HTTP/S API:

API supports text, Unicode, binary SMS and flash messaging in the following ways:

●	Supports extended length messages;

●	Converts ringtones and logos into the correct format;

●	Delivery acknowledgement and Sender ID;

●	Gateway escalation: Should the message be delayed for a predefined length of time, it can be escalated to an alternative delivery gateway. Queuing lets you specify up to 3 prioritized queues which your messages can be sent out on; and

●	Batch sending and two-way messaging.

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

Our Vertical Markets are the following:

●	QSR Restaurants (quick service);

●	Gyms, Health and Fitness;

●	Entertainment (Casinos, Golf Courses, bowling centers, Comedy Clubs); and

●	Retail stores.

●	Real Estate

●	Insurance

●	Digital marketing agencies

●	Investor relation firms

Referral Partners

We have signed up 415 Gym, Health and Fitness Clubs from our relationships listed above. We have spent our efforts developing strategic partnerships in the fitness and salon sectors. These relationships allow us the ability to scale our business due to their status and control in their respective markets. Many of these relationships are on an exclusive basis. Textmunication has positioned itself as the SMS mobile marketing leader in both the fitness and salon markets. By integrating with software management systems, the clubs and salons using the software platform will have the SMS option easily available to them. Our new White Label program takes our strategic partnerships to the next level. Our White Label program is owned by our partners on the front-end while we support the technology and database. This provides a solution controlled by our partners allowing for more visibility to their end clients.

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

Recent Developments

Aspire Consulting Group recently signed Teaming Agreements with Northrop Grumman and Tech Mahindra to work on projects in the commercial and federal sectors as a strategic subcontractor. Aspire considers these two agreements with large established companies as a breakthrough in the implementation of its business plan, and both of which are expected to offer significant long-term growth opportunities for Aspire going forward.

Aspire was also notified on March 1, 2017 that it has been awarded a significant 10-year government contract. Aspire is a strategic teammate on an Indefinite Delivery/Indefinite Quantity (IDIQ) contracting vehicle. The team consists of several well-known companies serving specialty areas within Health IT.

The Strategic Partners Acquisition Readiness Contract (SPARC) is a cost-effective, innovative solution for procuring information technology (IT) professional services from a pool of Centers for Medicare & Medicaid Services (CMS) experienced partners. SPARC is a $25B 10-year multiple award performance-based contract. There are currently 85 teams (small and large) divided into various set-aside procurement divisions.

This is a significant milestone for Aspire as it builds-out its government contracting operation. Aspire is waiting notification on three additional contracts in both the state and federal markets. We will provide further updates as these contracts are announced.

Employees

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have 5 employees, including a CEO, COO, VP of Sales, Lead Developer, Marketing Director and Client Success Manager. We have 5 consultants that assist with development, systems engineering, and inside sales. We recently contracted an API Engineer and Scalability Engineer to help build-out our new SMS software platform We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Wais Asefi. His employment agreement obligates us to pay him $100,000 annually. In order to compensate him and all of the above managerial and administrative support, we estimate we will require $385,000 in the next twelve months.

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

We hope to eventually have a team in place for each our targeted customer groups, which are as follows:

●	Lifestyle: salons, spas, health clubs, gyms, fitness centers, massage, hotels, etc.

●	Entertainment: golf, comedy, bars & nightclubs, casinos, bowling, etc.

●	Food & restaurant: QSR and restaurant style

●	Retail: automotive, clothing, apparel, car washes

●	Marketing: digital marketing and Investor Relation (IR) firms

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

Item 3. Legal Proceedings

We issued a Current Report on Form 8-K on March 6, 2017 regarding hiring the law firm Ellsworth Young LLP to vigorously protect us against abusive lending practices. We have several cases pending concerning convertible promissory notes outstanding, including the following. These actions are all in the initial stages, and we will provide additional disclosures in future filings as these cases develop.

JSJ Investments, Inc. vs. Textmunication Holdings, Inc.

95th District Court of Dallas County, Texas

Filed on 2/7/2017

Case DC-17-01404

Auctus Fund vs. Textmunication Holdings, Inc.

United States District Court – District of Massachusetts

Filed on 3/24/2017

Case 1:17-cv-10504

Textmunication Holdings, Inc. vs. Carebourn Capital. L.P.

United States District Court – District of Nevada

Filed on 4/5/2017

Case 2:17-cv-00968-JAD-VCF

Textmunication Holdings, Inc. vs. Lester Einhaus

Eighth Judicial District Court of Clark County, Nevada

Filed on 4/10/2017

A-17-753743-C

PART II

Item 4. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	.0429	.0106
September 30, 2015	.0595	.01
June 30, 2015	.04	.01
March 31, 2015	.17	.03

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	.0183	.0006
September 30, 2016	.073	.016
June 30, 2016	.1049	.0199
March 31, 2016	.1309	.020

On April 13, 2017, the last sales price per share of our common stock on the OTCQB was $0.0041.

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

Holders of Our Common Stock

As of April 13, 2017, we had 2,561,648,457 shares of our common stock issued and outstanding, held by 91 shareholders of record, other than those held in street name.

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

During the year ended December 31, 2016, we issued 8,000,000 shares of common stock valued at $478,700 for services.

During the year ended December 31, 2016, we issued 141,260,000 shares of common stock with a fair value of $635,299 for the conversion of convertible notes payable.

On February 16, 2017, we issued a total of 2,000,000,000 shares of our common stock to our officer and director, Wais Asefi, as compensation for services rendered.

On February 23, 2017, we issued 3,000,000 shares of common stock for services.

Subsequent to the reporting period, we issued 209,548,457 shares of common stock for the settlement of certain notes payable.

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

Item 5. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

For the year ended December 31, 2016, we earned revenues in the amount of $458,271, as compared with revenues of $317,468 for the year ended December 31, 2015. The increase in revenues for 2016 over 2015 is due to more customer accounts achieved from a change in our pricing model to become more competitive. We expect to achieve greater revenues for the rest of 2017 over 2016.

Cost of Sales

Cost of sales was $103,085 and $116,339 for the years ended December 31, 2016 and 2015, respectively. Our cost of sales decreased for 2016 compared with the 2015 and was mainly attributable to a lack of costs associated with SMS messaging, offset by an increase in web hosting costs. We expect to continue paying similar web hosting costs and perhaps more as traffic to our website increases.

Operating Expenses

Our operating expenses were $1,170,810 for the year ended December 31, 2016, as compared with $3,208,574 for the year ended December 31, 2015. Our operating expenses for 2016 mainly consisted of consulting of $410,258, contract labor expense of $132,772, director fees of $106,350 legal fees of $87,945, management compensation of $81,846, professional fees of $67,116, accounting of $53,948 and marketing expense of $42,951, compared to consulting of $2,803,005, contract labor expense of $99,128, management compensation of $72,875, professional fees of $49,958, and legal fees of $40,440 for 2015.

We expect that our operating expenses in 2017 will resemble 2016, provided that we do not have to issue stock for services, which was the main reason for our increased expenses in 2015. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2017 and beyond.

Other Expenses

We had other expenses of $2,386,822 for the year ended December 31, 2016 and other expenses of $547,067 for the same period ended December 31, 2015. Other expenses for 2016 consisted of $1,390,762 in the loss on change of derivative liabilities, $610,951 in amortization of debt discount, $242,016 in the loss on settlement of notes payable and $143,093 in interest expenses. Other expenses for 2015 consisted of $228,784 in amortization of debt discount, $259,558 in the loss on change of derivative liabilities and $58,725 in interest expenses.

Net Loss

We had a net loss of $3,184,052 for the year ended December 31, 2016, as compared with net loss of $3,554,512 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $3,757. Our total current liabilities as of December 31, 2016 were $1,560,578. We had a working capital deficit of $1,556,821 as of December 31, 2016.

Cash flows from Operating Activities

Operating activities used $447,432 in cash the year ended December 31, 2016, as compared with $381,472 for the year ended December 31, 2015. Our net loss of $3,184,052 was the main component of our negative operating cash flow, offset mainly by the loss on derivative liabilities of $1,390,762, amortization of debt discount of $596,802 and share based compensation of $478,700.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2016 amounted to $312,540, as compared with $437,805 for the year ended December 31, 2015. Our positive cash flow in 2016 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on such instruments and loans payable.

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

Going Concern

As of December 31, 2016, we have an accumulated deficit of $7,361,146. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K. No new accounting policies have been adopted during the year ended December 31, 2016.

Item 7. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of December 31, 2016 and 2015
F-4	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2016 and 2015
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
F-7	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

INDEPENDENT AUDITOR’S REPORT

To

The Board of Directors

Textmunication Holdings, Inc.

1940 Contra Costa Blvd.

Pleasant Hill, CA 94523

We have audited the accompanying consolidated balance sheets of Textmunication Holdings Inc. as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements as of December 31, 2015 and the related consolidated statements of income, stock holders’ equity and cash flow for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for the year 2015, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Textmunication Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

s/d

Pinaki & Associates LLC.

Newark, DE

April 21, 2017

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
May 25, 2016

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$61,130
Accounts receivable	3,757	3,062

Total Current Assets	3,757	64,192

PROPERTY AND EQUIPMENT, net	305	1,031
INVESTMENT IN EQUITY METHOD INVESTEE	454,062	-

TOTAL ASSETS	$458,124	$65,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$196,731	$180,537
Related party payable	11,750	11,750
Loans payable	3,712	98,435
Convertible notes payable, net of discount	555,464	323,773
Derivitive liability	870,921	551,646

Total Current Liabilities	1,638,578	1,166,141

Long-term Liabilities	-	-

TOTAL LIABILITIES	1,638,578	1,166,141

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 9,933,333 shares authorized, 4,000,000 shares issued and outstanding	400	400
Preferred stock, Class B, no par value, 66,667 shares authorized, 66,667 shares issued and outstanding	7	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 199,404,940 and 109,542,788 issued and outstanding, respectively	19,941	10,955
Additional paid-in capital	6,238,344	3,064,821
Accumulated deficit	(7,439,146)	(4,177,094)

Total Stockholders’ Equity	(1,180,454)	(1,100,918)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,124	$65,223

The accompanying notes are an integral part of these financial statements.

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015

REVENUES
Sales
Total Revenues	$458,271	$317,468

COSTS OF SALES
Cost of sales
Total costs of sales	103,085	116,339

Gross Profit	355,186	201,129

OPERATING EXPENSES

General and administrative	1,170,810	3,208,574

Total Operating Expenses	1,170,810	3,208,574

Net Operating Loss	(815,624)	(3,007,445)

OTHER INCOME (EXPENSES)
Loss on change of derivative liability	(1,390,762)	(259,558)
Interest expense	(143,093)	(58,725)
Amortization of debt discount	(610,951)	(228,784)
Loss on settlement of notes payable	(320,016)	-
Income from investment in equity method investee	18,395	-
Total Other Income (Expenses)	(2,446,427)	(547,067)

NET LOSS	$(3,262,051)	$(3,554,512)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	132,005,849	82,255,992

The accompanying notes are an integral part of these financial statements.

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	-	-	77,437,130	7,744	226,990	(622,582)	(387,848)

Preferred shares issued for service	4,000,000	400			47,600		48,000
Returend and retired shares			(219,476)	(22)	(19,978)		(20,000)
Stock issued to settle notes payable			14,325,134	1,433	55,426		56,859
Stock issued for services			18,000,000	1,800	2,698,200		2,700,000
Settlement of derivative liability					56,583		56,583
Net loss for the year ended Decemebr 31, 2015	-	-	-	-	-	(3,554,512)	(3,554,512)

Balance, Decemebr 31, 2015	4,000,000	400	109,542,788	10,955	3,064,821	(4,177,094)	(1,100,918)

Settlement of derivative liability					1,573,238		1,573,238
Stock issued for services	-	-	8,000,000	800	477,900	-	478,700
Preferred shares issued for investment in Aspire	66,667	7			459,995		460,002
Stock issued to settle notes payable			141,260,000	14,126	621,173		635,299
Shares returned for services			(59,400,000)	(5,940)	5,940		-
Contributed capital					35,277		35,277
Net loss for the year ended Decemebr 31, 2016	-	-	-	-	-	(3,262,051)	(3,262,051)

Balance, September 30, 2015 (unaudited)	4,066,667	$407	199,402,788	$19,941	6,238,344	$(7,439,145)	$(1,180,453)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,262,051)	$(3,554,512)
Adjustments to reconcile net loss to net
cash from operating activities:
Amortization of debt discount	610,951	228,784
Loss on derivative liability	1,390,762	259,558
Loss on settlement of notes payable	320,016	-
Write off of due to related party		3,864
Income from equity method investee	(18,395)
Depreciation	725	724
Share based compensation	478,700	2,748,000
(Increase) / decrease in accounts receivable	(695)	1,107
Increase / (decrease) in accounts payable & accrued liabilities	46,705	(68,997)

Net cash used in operating activities	(433,282)	(381,472)

Cash flows used in investing activities
Distributions from equity method investee	24,335	-

Net cash used in (provided by) investing activities	24,335	-

Cash flows provided by financing activities
Contributed capital	35,277	-
Proceeds from loans payable	31,200	143,737
Payments on loans payable	(125,922)	(54,477)
Proceeds from convertible notes payable	468,550	442,000
Payments on convertible notes payable	(61,287)	(93,455)

Net cash provided by financing activities	347,818	437,805

Net change in cash	(61,130)	56,333
Cash at beginning of period	61,130	4,797
Cash at end of period	$0.00	61,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2016 and 2015. We have summarized our most significant accounting policies.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has an accumulated deficit of $7,361,146. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on previously reported results of operations. The Company reclassified amounts from common stock to additional paid-in capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2016 and 2015 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2016 and 2015 the allowance for doubtful accounts was $0 and bad debt expense of $0 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$870,921	$870,921

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$551,646	$551,646

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

The following table presents details of the Company’s level 3 derivative liabilities as of December 31, 2016 and 2015:

Amount
Balance December 31, 2015	$551,646
Debt discount originated from derivative liabilities	501,750
Initial loss recorded	1,563,080
Adjustment to derivative liability due to debt conversion	(1,573,237)
Change in fair market value of derivative liabilities	(172,318)
Balance December 31, 2016	$870,921

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

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received advances from a related party. The loans are due on demand and have no interest. Amounts outstanding as of December 31, 2016 and December 31, 2015 was approximately $11,750 and $11,750, respectively.

Note 4 – LOANS PAYABLE

As of December 31, 2016 and 2015, the Company has short term loans payable of $3,712 and $98,435, respectively. During the years ended December 31, 2016 and 2015, the Company received proceeds of $31,200 and $143,737 and made payments of $125,923 and $51,202 and $54,477 respectively from certain short term loans payable with interest rates ranging from 20%-94%. Interest recorded on the notes for the years ended December 31, 2016 and 2015 was $25,515 and $22,695, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

NOTE 5 - CONVERTIBLE NOTE PAYABLE

Description	December 31, 2016	December 31, 2015

In connection with the SEA, the Company assumed three convertible promissory notes for an aggregate of $13,670, net of debt discount. The notes mature on September 14, 2014 and accrue interest at a rate of 12% per annum. The note principal is convertible at a price of $.00382 per share. At issuance the fair market value of the Company’s common stock was $.013 per share. The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the fair market value of the common stock on the date the note was issued. The beneficial conversion feature was recorded at the debt’s inception as a discount of the debt of $76,429 and is being amortized over the lives of the convertible debt. Amortization of debt discount during the year ended December 31, 2016 and 2015 was $0 and $0, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the twelve months ended December 31, 2016 and 2015 was $3,060 and $5.060, respectively.

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

	$10,255	$33,729

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

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

The relative fair value of the common stock and warrants at the debt’s inception of $6,884 and $9,121, respectively were recorded as a discount to the debt and are being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 606.16%; no dividend yield; and a risk free interest rate of 0.11%. Amortization of debt discount during the year ended December 31, 2016 and 2015 was $0 and $325, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2016 and 2015 was $3,879 and $1,203, respectively.	-	30,000

On November 17, 2013, the Company issued a $10,000 convertible promissory note. The note matures on May 17, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the note, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $1,297 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 608.68%; no dividend yield; and a risk free interest rate of 0.13%.	-	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $0 and $325, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2016 and 2015 was $3,879 and $1,203, respectively.

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

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $0 and $1,064, respectively and the unamortized discount at December 31, 2016 and 2016 was $0 and $0, respectively. Interest expense recorded on the convertible note for the year ended December 31, 2016 and 2015 was $1,207 and $1,203, respectively.

	10,000	10,000

On April 17, 2014, the Company issued a $10,000 convertible promissory note. The note matures on October 17, 2015 and accrues interest at a rate of 12% per annum. The note principal and interest are convertible at a price of $.10 per share. In conjunction with the notes, the Company issued 100,000 common stock purchase warrants exercisable for twelve months at a price of $.125 per share. The relative fair value of the warrants at inception of $8,000 was recorded as a discount to the debt and is being amortized to debt discount over the life of the debt. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 years; volatility of 444.14%; no dividend yield; and a risk free interest rate of 0.11%.	5,000	10,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $0 and $5,292, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $603 and $852, respectively.

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

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $6,143 and $3,857, respectively and the unamortized discount at December 31, 2015 2014 was $0 and $6,143, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $1,203 and $713, respectively.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $0 and $5,151, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $1,207 and $1,203, respectively.

On April 21, 2015, we entered into a convertible promissory note pursuant to which we borrowed $26,500, including a debt discount of $1,650. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 20, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest average three day market price of our common stock during the 15 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $31,976 and an intital loss of $5,326 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $0 and $5,151, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $289 and $1,203, respectively.	-	21,443

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

On April 29, 2015, the Company issued a convertible promissory note in which the Company will be taking tranche payments, the total of these payments cannot exceed $400,000. There is an original discount component of 10% per tranche. Therefore, the funds available to the Company will be $360,000 and the liability (net of interest) will be $400,000 when all disbursements have been received by the Company. Each tranche is accounted for separately with each principal and OID balance becoming due 24 months after receipt. Each tranche bears interest at 0% for the first 90 days and 12% per annum thereafter. The loan is secured by shares of the Company’s common stock. Each portion of the loan becomes convertible immediatly after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 60% multiplied by the market price, which is the lowest quoted price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2015, the Company has received two tranche disbursements of $25,000 and $30,000 on April 29, 2015 and November 10, 2015, respectivley. The tranches included an original issue discount of $2,779 and $3,000. Additionally, the Company recorded a debt discount related to the two tranches in the amount of $60,779 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized derivative liability of $112,163 and an intital loss of $64,716 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $46,707 and $8,319, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $46,737, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $1,737 and $1,737, respectively.	-	47,447

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

On April 28, 2015, we entered into a convertible promissory note pursuant to which we borrowed $40,000, including a debt discount of $3,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on April 28, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of the lower of the closing sale price of common stock on the trading day immediately preceding the conversion date and 50% of the lowest market price of our common stock during the 20 trading days up until date the notice of conversion. The Company recorded a debt discount in the amount of $40,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $62,240 and an intital loss of $22,240 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2015 and 2014 was $25,391 and $0, respectively and the unamortized discount at December 31, 2015 2014 was $12,140 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2015 and 2014 was $3,261 and $0, respectively.

	-	40,000

On April 23, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest market price of our common stock during the 15 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $38,340 and an intital loss of $13,340 based on the Black Scholes Merton pricing model. On September 9, 2015, the note holder converted $5,000 of the note payable into 1,000,000 shares of common stock. The converted portion of the note also had an associated derivative liability with a fair value on the date of conversion of $8,608.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $7.973 and $17,027, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $7,973, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $2,713 and $1,109, respectively.	20,000	20,000

On May 12, 2015, we entered into a convertible promissory note pursuant to which we borrowed $57,500, including a debt discount of $7,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest day market price of our common stock during the 15 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $68,020 and an intital loss of $18,020 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $19,273 and $38,254, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $19,273, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $5,470 and $2,949, respectively.

	-	57,500

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

On July 10, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000, including a debt discount of $3,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on January 30, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 60% of the lowest day market price of our common stock during the 10 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $31,241 and an intital loss of $6,241 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $4,191 and $24,309, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $2,975 and $1,438, respectively.

-	25,000

On August 21, 2015, we entered into a convertible promissory note pursuant to which we borrowed $55,750, including a debt discount of $5,750. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 21, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 55% of the lowest day market price of our common stock during the 25 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $55,750 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $85,313 and an intital loss of $29,563 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $31,872 and $29,628, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $9,916 and $3,208, respectively.

-	55,750

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

On September 9, 2015, we entered into a convertible promissory note pursuant to which we borrowed $50,000. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on June 7, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 10 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $86,459 and an intital loss of $36,459 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $29,228 and $20,772, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $5,260 and $1,249, respectively.

	50,000	50,000

On September 22, 2015, we entered into a convertible promissory note pursuant to which we borrowed $15,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 22, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 25 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $15,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $24,253 and an intital loss of $9,253 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $6,758 and $8,242, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $1,919 and $415, respectively.	15,000	15,000

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

On September 23, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 23, 2016. The note is convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 25 trading days prior the date of the notice of conversion. The Company recorded a debt discount in the amount of $25,000 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $40,438 and an intital loss of $15,438 based on the Black Scholes Merton pricing model.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $11,401 and $13,599, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $3,192 and $685, respectively.	25,000	25,000

On November 5, 2015, we entered into a convertible promissory note pursuant to which we borrowed $30,500, including a debt discount of $5,500. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on August 5, 2016. The note is convertible at any date following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock onthe date of the notice of conversion.

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $4,376 and $1,124, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $4,242 and $572, respectively.	30,500	30,500

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

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

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $100,000 and $0, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $7,440 and $0, respectively.	70,945	-

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

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $110,000 and $0, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $1,863 and $0, respectively.	20,608	-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

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

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $67,200 and $0, respectively and the unamortized discount at December 31, 2016 and 2015 was $0 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $4,019 and $0, respectively.	64,000	-

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

Amortization of debt discount during the year ended December 31, 2016 and 2015 was $156,155 and $0, respectively and the unamortized discount at December 31, 2016 and 2015 was $101,595 and $0, respectively. Interest expense recorded on the convertible notes for the year ended December 31, 2016 and 2015 was $10,878 and $0, respectively.	237,750	-

Less discounts	(101,594)	(177,596)
Convertible notes net of discount	$477,464	$323,773

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

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

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2016 and 2015:

Fair value assumptions – derivative notes:	December 31, 2015
Risk free interest rate	0.16-1.06%
Expected term (years)	0.721-2.00
Expected volatility	322.88%
Expected dividends	0%

Fair value assumptions – derivative notes:	December 31, 2016
Risk free interest rate	0.44%
Expected term (years)	0.0-0.27
Expected volatility	273.97%
Expected dividends	0%

Settlement agreements

On July 7, 2016, the Company entered into an agreement to settle a certain note and accrued interest in the amount of $36,363 issued on November 10, 2015 for 2,000,000 shares of common stock valued at $146,000. Upon the settlement of the notes the Company recorded a $109,778 loss related to the difference between the note balances and the fair value of the share.

On July 14, 2016, the Company entered into an agreement, which was amended on February 27, 2017, to settle a certain note and accrued interest in the amount of $50,000 issued on September 8, 2015 for $128,000. Upon the settlement of the notes the Company recorded a $78,000 loss related to the difference between the original note balances and the settlement amount.

On August 22, 2016, the Company entered into an agreement to settle certain convertible notes payable issued on September, 10, 2013, September 27, 2013, November 7, 2013, and November 17, 2013 with balances of $90,762 and secured by 59,400,000 shares of the Company’s common stock, including interest for $32,000 Upon the settlement of the notes the Company recorded a $57,762 gain related to the difference between the note balances and the settlement price.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

On September 8, 2016, the Company entered into an agreement to partially settle a certain note in the amount of $5,000 issued on April 17, 2014 for 10,000,000 shares of common stock valued at $195,000. Upon the settlement of the notes the Company recorded a $190,000 loss related to the difference between the note balances and the fair value of the share.

NOTE 6 – INVESTMENT IN ASPIRE CONSULTING GROUP, LLC

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

The following table presents details of the Company’s investment is Aspire as of December 31, 2016 and 2015:

Amount
Balance December 31, 2015	$-
Fair value of shares issued for ownership 49% interest in Aspire	460,002
Income from equity method investee	18,395
Distributions received from Aspire	(24,335)
Balance December 31, 2016	$454,062

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Current month to month lease is for $2,000 a month. Rent expense was approximately $23,972 and $21,483 for the years ended December 31, 2016 and 2015, respectively.

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

Included in this litigation is a dispute over a $36,363 note In the view of management, there are significant issues of fact regarding the proper issuance and assumption of this note by the Company. Additionally, there are issues over the validity of the prior debt. Regardless, the Company is in discussions to settle this note, and while no guarantee can be given as to the successful resolution of this matter, the Company believes it will be resolved without litigation.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

On July 7, 2016, the Company entered into an agreement to settle the note and accrued interest for 2,000,000 shares of common stock valued at $146,000. (See Note 5).

NOTE 8 – INCOME TAXES

For the year ended December 31, 2016, the cumulative net operating loss carry-forward from continuing operations is approximately $4,652,866 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$1,623,745	$1,461,983
Valuation allowance	(1,623,745)	(1,461,983)
Net deferred tax asset	$—	$—

Note 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 4,000,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of Series A preferred stock (“Series A”).

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

As of December 31, 2016 and 2015, 199,402,788 and 109,542,788 shares of common stock, 4,000,000 and 0 shares of Series A preferred stock and 66,667 and 0 Series B preferred stock, were issued and outstanding, respectively.

During the year ended December 31, 2016, the Company issued 66,667 shares of Series B preferred stock with a fair value of $460,002 for a 49% interest in an Aspire Consulting, Inc.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

(AUDITED)

During the year ended December 31, 2016, the Company issued 141,260,000 shares of common stock with a fair value of $635,299 for the conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,573,238. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

During the year ended December 31, 2016, the Company issued 8,000,000 shares of common stock valued at $478,700 for services.

During the year ended December 31, 2016, the Company’s CEO returned and the Company retired 59,400,000 shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

On February 16, 2017, the Company issued a total of 2,000,000,000 shares of our common stock to our officer and director, Wais Asefi, as compensation for services rendered.

On February 23, 2017, the Company issued 3,000,000 shares of common stock for services.

September 9, 2015, the Company entered into a convertible promissory note pursuant to which we borrowed $50,000. Interest under the convertible promissory note was 8% per annum, and the principal and all accrued but unpaid interest was due on June 7, 2016. The note was convertible at any time following the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the lowest day market price of our common stock during the 10 trading days prior the date of the notice of conversion.

On February 27, 2017, our company and Spero Holdings, LLC (“Spero”) entered into a Agreement, Mutual General Release, and Covenant Not to Sue (the “Agreement”). Pursuant to the Agreement, the parties agreed as follows:

●	We agreed to pay Spero $121,745.75 in the following manner: $55,000 paid on March 15, 2017 by a third party and $45,000 paid on April 1, 2017 by a third party. The remaining $21,754.75 was paid by company pursuant to Spero’s writ of attachment (the “Writ”). A third party made the initial payment of $55,000 to Spero by acquiring a portion of the 8% Convertible Debenture (the “Note”) we issued on September 8, 2015 to Spero.

●	As security for the payments, we had agreed to sign an irrevocable letter of instruction to allow 125,000,000 shares of our common stock which was released from Spero back to the company on April 13, 2017 based on the agreement.

●	The Company and the new note holder have agreed to revise the variable conversion price in favor of a fixed $0.000125 per share conversion price.

On March 6, 2017, we hired the law firm Ellsworth Young LLP to vigorously protect us against abusive lending practices. We have several cases pending concerning convertible promissory notes outstanding, including the following. These actions are all in the initial stages, and we will provide additional disclosures in future filings as these cases develop.

JSJ Investments, Inc. vs. Textmunication Holdings, Inc.

95th District Court of Dallas County, Texas

Filed on 2/7/2017

Case DC-17-01404

Auctus Fund vs. Textmunication Holdings, Inc.

United States District Court – District of Massachusetts

Filed on 3/24/2017

Case 1:17-cv-10504

Textmunication Holdings, Inc. vs. Carebourn Capital. L.P.

United States District Court – District of Nevada

Filed on 4/5/2017

Case 2:17-cv-00968-JAD-VCF

Textmunication Holdings, Inc. vs. Lester Einhaus

Eighth Judicial District Court of Clark County, Nevada

Filed on 4/10/2017

A-17-753743-C

Subsequent to year-end the Company issued 209,548,457 shares of common stock for the settlement of certain notes payable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 13, 2016, Seale & Beers, CPAs, (the “Former Accountant”) informed the Company that the Former Accountant was in the process of being acquired by AMC Auditing, LLC. As a result of the acquisition, on November 5, 2016, the Former Accountant resigned as our independent registered public accounting firm and we engaged AMC Auditing, LLC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on November 9, 2016.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

On April 13, 2017, Dr. Rajan Natarajan resigned as a member of our board of directors. There was no known disagreement with Dr. Natarajan with any of our policies, procedures or practices. Dr. Natarajan remains with us as a member of our board of advisors.

On January 1, 2017, we appointed David Thielen as of Chief Operating Officer. We do not have an employment agreement with Mr. Thielen. He is CEO of Aspire in which we own a 49% equity interest. We pay Mr. Thielen an annual salary of $60,000.

On January 1, 2017, we appointed Nick Miniello as Vice President of Sales. We do not have an employment agreement with Mr. Miniello and he has not had any material interest in our company in the last two fiscal years. We pay him an annual salary of $72,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Wais Asefi	45	President, CEO and Director
David Thielen	54	Chief Operating Officer
Nick Miniello	37	Vice President of Sales

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

David Thielen

David Thielen was named as COO of our company on January 1, 2017, and may be considered significant in that he is also the CEO of Apsire, a company that we have a minority interest in. His contributions to the success of Aspire is directly tied to our financial success as a shareholder of Aspire.

Mr. Thielen brings more than twenty-five years of executive leadership, strategic management and progressive sales experience in IT Services and Healthcare.

Mr. Thielen worked for global Healthcare surgical manufacture, DeRoyal, for more than twenty years in sales leadership positions as Regional Manager and Area Vice President. Following his career with DeRoyal, he started a successful IT Services company. While in the Washington, D.C. market, he worked in Human Capital Management with Randstad Technologies and Alltech - and with IT System Integrator, ICS Nett.

Mr. Thielen formed Aspire with his business partner in late 2014. Aspire is a Service Disabled Veteran-Owned Small Business (SDVOSB) providing cutting-edge project-based solutions for both commercial and federal clients.

He will continue operating as CEO of Aspire while managing the partner relationships, sales channel and daily operations for our company. In his dual role, Mr. Thielen will continue to leverage his vast network of clients increasing partnership opportunities in Technology and Healthcare services. Mr. Thielen is a graduate of Iowa State University.

Mr. Thielen does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Nick Miniello

Mr. Miniello has been with our company in sales, but was named VP of Sales on January 1, 2017. His sales leadership began in 2000 within the mobile wireless industry as a Regional Manager for AT&T. As Regional Manager, Mr. Miniello earned “Top Regional Manager” for two consecutive years.

After six years with AT&T, he shifted to the fitness industry managing ‘24 Hour Fitness’ clubs for three years taking over a struggling location. His turnaround efforts earned him the “most improved” location award in the San Francisco market.

Following nine years in the mobile and fitness space, he co-founded our company in 2009 with the goal of becoming the leading SMS provider in the health and fitness industry. Mr. Miniello’s background consists of 17 years of sales and leadership experience. He has his AA degree from Los Medanos College in the San Francisco Bay area.

Mr. Miniello does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

For the fiscal year ending December 31, 2016, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2016 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2016, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2016:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Wais Asefi CEO, CFO & Director	0	1	0
Rajan Natarajan Director	0	0	1

Code of Ethics

As of December 31, 2016, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wais Asefi, CEO and Director	2016	$118,000	$2,000	$0	$0	$0	$0	$0	$120,000
	2015	$91,500	$0	$48,000	$0	$0	$0	$24,875	$164,375

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

We have no other employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2016 we did not have any outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of April 13, 2017, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address of each beneficial owner is 1940 Contra Costa Blvd., Pleasant Hill, CA 94523.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)(3)	Number of Shares Owned (1)	Percent of Class (2)(3)
Wais Asefi	2,005,028,430	78.27%	4,000,000	100%
David Thielen	0	-	0	-
Nick Miniello	0	-	0	-
All Directors and Executive Officers as a Group (1 person)	2,005,028,430	78.27%	4,000,000	100%
5% Holders
NONE

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(3)	The percent of class is based on 2,561,648,457 shares of common stock outstanding and 4,000,000 shares of Series A Preferred Stock outstanding as of April 13, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from that which is disclosed in “Executive Compensation,” none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the last two fiscal years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$32,000	$0	$0	$0
2015	$33,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Change(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.

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

April 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 24, 2017

By:	/s/ Rajan Natarajan
Rajan Natarajan
Director

April 24, 2017

