Form 10-Q
period 2017-03-31
Textmunication Holdings, Inc.
filed 2017-05-15
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: _______________ common shares as of May __, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016;

F-2	Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited);

F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited); and

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$725	$-
Receivables	3,757	3,757
Total current assets	4,482	3,757

Fixed assets, net	-	305
Investment in equity method investee	452,538	454,062

Total assets	457,020	458,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$201,398	$196,731
Due to related parties	11,750	11,750
Loans payable	-	3,712
Convertible notes payable, net of discount	446,813	555,464
Derivitive liability	4,811,248	870,921
Total current liabilities	5,471,209	1,638,578

Total liabilities	5,471,209	1,638,578

Stockholders’ deficit

Preferred stock, 9,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Common stock; $0.0001 par value; 250,000,000 shares authorized; 2,644,193,397 and 199,404,940 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	264,420	19,941
Additional paid-in capital	12,926,284	6,238,344
Accumulated deficit	(18,205,300)	(7,439,146)
Total stockholders’ deficit	(5,014,188)	(1,180,454)

Total liabilities and stockholders’ deficit	$457,020	$458,124

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Quarter Ended
	March 31, 2017	March 31, 2016

Revenues	$228,760	$88,410

Cost of revenues	73,419	17,676

Gross profit	155,341	70,734

Operating expenses
Officer Compensation	6,074,500	78,599
General and administrative expenses	88,751	114,876
Total operating expenses	6,163,251	193,475

Loss from operations	(6,007,910)	(122,741)

Other expense
Interest expense	(32,683)	(66,679)
Loss on change of derivitive liability	(4,645,571)	(918,770)
Amortization of debt discount	(84,711)	(127,348)
Loss on settlement of notes payable	6,245	-
Total other expense	(4,756,720)	(1,112,797)

Income (loss) from investment in equity method investee	(1,524)	5,616

Net loss	$(10,766,154)	$(1,229,922)

Basic weighted average common shares outstanding	132,005,849	82,255,992
Net loss per common share: basic and diluted	$(0.08)	$(0.01)

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	The Quarter Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	(10,766,154)	$(1,229,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	84,711	127,348
Loss on derivative liability	4,645,571	918,770
Non cash interest expense	50,000	-
Depreciation	305	181
Share based compensation	6,004,200	-
Income from equity method investee	1,524	(5,616)
Changes in assets and liabilities
Receivables	-	(790)
Accounts payable and accrued expenses	4,667	86,673
Net cash provided by operating activities	24,824	(103,357)

Distributions from equity method investee	-	10,149
Net cash provided by investing activities	-	10,149

Cash Flows from Financing Activities
Payments on loans payable	(3,712)	(34,594)
Proceeds from convertible notes payable	-	100,000
Payments on convertible notes payable	(20,387)	4,250
Net cash used in financing activities	(24,099)	69,656

Net increase in cash	725	(23,552)

Cash, beginning of period	-	61,130

Cash, end of period	$725	$37,578

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$20,907
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Preferred shares issued for equity method investee	$-	$460,002
Conversion of convertible notes payable	$172,975	$45,494
Settlement of derivative liability	$705,244	$56,583

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2017

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2017, the Company has an accumulated deficit of $18,205,300. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2017, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2017 and 2016 the allowance for doubtful accounts was $0 and $0 and bad debt expense of $0 and $0, respectively.

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

FOR THE QUARTER ENDED MARCH 31, 2017

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the three months ended March 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$4,811,248	$4,811,248

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$870,921	$870,921

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

FOR THE QUARTER ENDED MARCH 31, 2017

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2017, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of March 31, 2017 and December 31, 2016 were approximately $11,750 and $11,750, respectively.

NOTE 5 – LOANS PAYABLE

As of March 31, 2017 and December 31, 2016, the Company has short term loans payable of $0 and $3,712, respectively. During the three months ended March 31, 2017 and 2016, the Company received proceeds of $0 and $0 and made payments of $3,712 and $34,594, respectively, from certain short term loans payable with interest rates ranging from 23%-28%.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consist of the following as of March 31, 2017 and December 31, 2016:

	2017	2016
Total convertible notes payable	463,696	657,059
Less discounts	(16,883)	(101,595)
Convertible notes net of discount	$446,813	$555,464

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

The following table presents details of the Company’s derivative liabilities associated with its convertible notes as of March 31, 2017 and December 31, 2016:

Amount
Balance December 31, 2016	$870,921
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt conversion	(705,244)
Change in fair market value of derivative liabilities	4,923,923
Balance March 31, 2017	$4,811,248

During the three months ended March 31, 2017, the Company issued 461,788,457 shares of common stock with a fair value of $222,975 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $705,44. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at March 31, 2017:

Fair value assumptions – derivative notes:	March 31, 2017
Risk free interest rate	0.48-0.74%
Expected term (years)	0.01-0.49
Expected volatility	276-351%
Expected dividends	0%

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2017

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

The following table presents details of the Company’s investment is Aspire as of March 31, 2017 and December 31, 2016:

Amount
Balance December 31, 2016	$454,062
Fair value of shares issued for ownership 49% interest in Aspire	-
Income (loss) from equity method investee	(1,524)
Distributions received from Aspire	-
Balance March 31, 2017	$446,813

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,268 and $5,268 for the three months ended March 31, 2017 and 2016, respectively.

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

Included in this litigation is a dispute over a $36,363 note secured by 59,400,000 shares of the Company’s common stock . In the view of management, there are significant issues of fact regarding the proper issuance and assumption of this note by the Company. Additionally, there are issues over the validity of the prior debt. Regardless, the Company is in discussions to settle this note, and while no guarantee can be given as to the successful resolution of this matter, the Company believes it will be resolved without litigation.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2017

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

As of March 31, 2017, and December 31, 2015, 2,644,193,397 and 199,404,940 shares of common stock, 4,000,000 and 0 shares of Series A preferred stock and 66,667 and 0 Series B preferred stock, were issued and outstanding, respectively.

During the three months ended March 31, 2017, the Company issued 461,788,457 shares of common stock with a fair value of $222,975 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $705,44. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

On February 16, 2017, the Company issued a total of 2,000,000,000 shares of our common stock to our officer and director, Wais Asefi, as compensation for services rendered.

On February 23, 2017, the Company issued 3,000,000 shares of common stock for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operation for Three Months Ended March 31, 2017 and 2016

Revenues

For the three months ended March 31, 2017, we earned revenues in the amount of $228,750, as compared with revenues of $88,410 for the three months ended March 31, 2016.

The increase in revenues for the three months ended March 31, 2017 over the prior year period is due to more customer accounts achieved from a change in our pricing model to become more competitive. We expect to achieve greater revenues for the rest of 2017.

Cost of Revenues

Cost of revenues was $73,409 for the three months ended March 31, 2017, as compared with $17,676 for the same period ended March 31, 2016.

Gross Profit

Our gross profit was $155,341 for the three months ended March 31, 2017 or approximately 67% of revenues, as compared with $70,734 for the same period ended March 31, 2016, or approximately 80% of revenues. Our gross profit margin decreased for the three months ended March 31, 2017 compared with the same period ended March 31, 2016 and was mainly attributable to an increase in web hosting costs. We expect to continue paying similar web hosting costs and perhaps more as traffic to our website increases.

Operating Expenses

Our operating expenses were $6,163,251 for the three months ended March 31, 2017, as compared with $193,475 for the three months ended March 31, 2016.

Our operating expenses for the three months ended March 31, 2017 mainly consisted of a share issuance to our officer and director of 2 billion shares valued at $6,000,000. Our operating expenses for the three months ended March 31, 2016 mainly consisted of contract labor expense of $38,000, management compensation of $40,599, professional fees of $24,110, and legal fees of $24,721.

We expect that our operating expenses for the rest of 2017 will decrease, provided that we do not have to issue stock for services, which was the main reason for our increased expenses this quarter. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2017 and beyond.

Other Expenses

We had other expenses of $4,756,720 for the three months ended March 31, 2017 compared with $1,112,797 for the same period ended March 31, 2016. Other expenses for the three months ended March 31, 2017 consisted of $4,645,571 due to the loss on change of derivative liabilities, $84,711 in amortization of debt discount and $32,6583 in interest expenses, offset by $6,245 for the loss on the settlement of notes payable. Other expenses for the three months ended March 31, 2016 consisted of $918,770 due to the loss on change of derivative liabilities, $127,348 in amortization of debt discount and $66,679 in interest expenses.

Net Loss

We had a net loss of $10,766,154 for the three months ended March 31, 2017, as compared with net loss of $1,229,923 for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $4,483, consisting of cash and receivables. Our total current liabilities as of March 31, 2017 were $5,521,287. We had a working capital deficit of $5,516,804 as of March 31, 2017.

Cash Flows from Operating Activities

Operating activities provided $24,824 in cash for the three months ended March 31, 2017, compared with cash used of $103,357 for the three months ended March 31, 2016. Our positive operating cash flow was largely the result of our share based compensation of $5,004,200 and loss on derivative liabilities of $4,645,571, offset by our net loss of $10,766,154. Our net loss of $1,229,923 was the main component of our negative operating cash flow for the three months ended March 31, 2016, offset mainly by the loss on derivative liabilities of $918,770 and amortization of debt discount of $127,348.

Cash Flows from Investing Activities

Investing activities provided $0 in cash the three months ended March 31, 2017, compared with $10,149 for the three months ended March 31, 2016. Our positive investing cash flow for 2016 was entirely attributable to cash we received in distributions from Aspire.

Cash Flows from Financing Activities

Cash flows used by financing activities during the three months ended March 31, 2017 amounted to $24,099, compared with cash flows provided by financing activities of $69,656 for the three months ended March 31, 2016. Our negative cash flows for the three months ended March 31, 2017 consisted of payments on convertible notes payable and loans payable. Our positive cash flows for the three months ended March 31, 2016 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable.

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

Going Concern

As of March 31, 2017, we have an accumulated deficit of $18,205,300. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2017, we issued 461,788,457 shares of common stock with a fair value of $222,975 for the partial conversion of convertible notes payable.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	May 15, 2017

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

