Form 10-Q
period 2017-06-30
Textmunication Holdings, Inc.
filed 2017-08-16
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,570,839,890 common shares as of August 15, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016;
F-2	Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$53,364	$-
Receivables	25,892	3,757
Total current assets	79,256	3,757

Fixed assets, net	-	305
Software	12,349	-
Investment in equity method investee	452,336	454,062

Total assets	543,941	458,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$132,072	$196,731
Due to related parties	11,750	11,750
Loans payable	11,500	3,712
Convertible notes payable, net of discount	465,308	555,464
Derivitive liability	444,943	870,921
Total current liabilities	1,065,573	1,638,578

Total liabilities	1,065,573	1,638,578

Stockholders’ deficit

Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 1,227,993,542 and 199,404,940 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	122,800	19,941
Additional paid-in capital	13,561,103	6,238,344
Accumulated deficit	(14,206,142)	(7,439,146)
Total stockholders’ deficit	(521,632)	(1,180,454)

Total liabilities and stockholders’ deficit	$543,941	$458,124

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended		The Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$307,788	$103,449	$536,548	$191,859

Cost of revenues	84,047	32,843	157,466	50,519

Gross profit	223,741	70,606	379,082	141,340

Operating expenses
Professional fees	-		-
Officer Compensation	227,016	-	6,301,516	-
General and administrative expenses	83,081	184,301	171,832	377,777
Total operating expenses	310,097	184,301	6,473,348	377,777

Loss from operations	(86,356)	(113,695)	(6,094,266)	(236,437)

Other expense
Interest expense	(7,064)	(43,438)	(39,747)	(110,117)
Loss on change of derivitive liability	4,032,108	(42,593)	(613,463)	(961,363)
Amortization of debt discount	(26,703)	(112,357)	(111,414)	(239,705)
Loss on settlement of notes payable	87,375	-	93,620	-
Total other expense	4,085,716	(198,388)	(671,004)	(1,311,185)

Income (loss) from investment in equity method investee	-	6,663	(1,726)	12,279

Net income (loss)	$3,999,360	$(305,420)	$(6,766,996)	$(1,535,343)

Basic weighted average common shares outstanding	1,227,993,542	122,472,460	1,227,993,542	117,826,454
Net loss per common share: basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	(6,766,995)	$(1,535,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	96,926	239,705
Loss on derivative liability	627,952	961,363
Non cash interest expense	50,000	-
Depreciation	304	362
Share based compensation	6,115,100	-
Gain on the settlement of debt	(87,375)
Income from equity method investee	1,726	(12,279)
Changes in assets and liabilities
Receivables	(22,135)	(695)
Accounts payable and accrued expenses	(64,659)	99,517
Net cash used in operating activities	(49,156)	(247,370)

Distributions from equity method investee	(12,349)	24,335
Net cash provided by investing activities	(12,349)	24,335

Cash Flows from Financing Activities
Proceeds on loans payable	11,500	31,200
Payments on loans payable	(3,712)	(76,034)
Proceeds from convertible notes payable	129,489	259,998
Payments on convertible notes payable	(22,408)	-
Net cash provided by financing activities	114,869	215,164

Net increase in cash	53,364	(7,871)

Cash, beginning of period	-	61,130

Cash, end of period	$53,364	$53,259

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$20,907
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Preferred shares issued for equity method investee	$-	$460,002
Conversion of convertible notes payable	$-	$90,441
Settlement of derivative liability	$-	$967,031

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2017, the Company has an accumulated deficit of $14,206,142. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2017, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of June 30, 2017 and 2016 the allowance for doubtful accounts was $0 and $0 and bad debt expense of $0 and $0, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the six months ended June 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$444,943	$444,943

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$870,921	$870,921

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2017, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of June 30, 2017 and December 31, 2016 were approximately $11,750 and $11,750, respectively

NOTE 5 – LOANS PAYABLE

As of June 30, 2017 and December 31, 2016, the Company has short term loans payable of $11,500 and $3,712, respectively. During the six months ended June 30, 2017 and 2016, the Company received proceeds of $11,500 and $0 and made payments of $3,712 and $34,594, respectively, from certain short-term loans payable with interest rates ranging from 23%-28%.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consist of the following as of June 30, 2017 and December 31, 2016:

	2017	2016
Total convertible notes payable	469,977	657,059
Less discounts	(4,669)	(101,595)
Convertible notes net of discount	$465,308	$555,464

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

The following table presents details of the Company’s derivative liabilities associated with its convertible notes as of June 30, 2017 and December 31, 2016:

Amount
Balance December 31, 2016	$870,921
Debt discount originated from derivative liabilities	14,489
Initial loss recorded	11,658
Adjustment to derivative liability due to debt conversion	(1,053,930)
Change in fair market value of derivative liabilities	601,805
Balance March 31, 2017	$444,943

During the three months ended June 30, 2017, the Company issued 547,756,269 shares of common stock with a fair value of $270,928 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,053,930. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at June 30, 2017:

Fair value assumptions – derivative notes:	June 30, 2017
Risk free interest rate	0.40-0.80%
Expected term (years)	0.01-0.159
Expected volatility	289-337%
Expected dividends	0%

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

The following table presents details of the Company’s investment is Aspire as of June 30, 2017 and December 31, 2016:

Amount
Balance December 31, 2016	$454,062
Fair value of shares issued for ownership 49% interest in Aspire	-
Income (loss) from equity method investee	(1,726)
Distributions received from Aspire	-
Balance June 30, 2017	$452,336

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

On July 7, 2016, the Company entered into an agreement to settle the note and accrued interest for 2,000,000 shares of common stock valued at $146,000. (See Note 6).

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 4,000,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of preferred stock.

On May 9, 2017, pursuant to Article III of the Company’s Articles of Incorporation, the Board of Directors voted to designate a class of preferred stock entitled Series C Convertible Preferred Stock, consisting of up 2,000,000 shares, par value $0.0001. Under the Certificate of Designation, holders of Series C Convertible Preferred Stock will participate on an equal basis per-share with holders of common stock, Series A Preferred Stock and Series B Preferred Stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series C Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 875 votes for each share held. Holders of Series C Convertible Preferred Stock are entitled to convert each share held for 875 shares of common stock.

As of June 30, 2017, and December 31, 2015, 1,227,993,542 and 199,404,940 shares of common stock, 0 and 0 shares of Series A preferred stock and 66,667 and 0 Series B preferred stock and 66,667 and 2,000,000 and 0 Series C preferred stock, were issued and outstanding, respectively.

During the six months ended June 30, 2017, the Company issued 547,756,269 shares of common stock with a fair value of $270,928 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,053,930. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

On February 16, 2017, the Company issued a total of 2,000,000,000 shares of our common stock to our officer and director, Wais Asefi, as compensation for services rendered. During the six months ended June 30, 2017, the officer exchanged the common shares for 2,000,000 shares of newly designated Series C Preferred stock.

During the six months ended June 30, 2017, the Company issued 77,500,000 shares of common stock for services valued at $115,100.

NOTE 10 – SUBSEQUENT EVENTS

Effective July 3, 2017, the Company and Auctus Fund, LLC (“Auctus”) entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties agreed as follows:

●	The Company agreed to issue 550,000,000 shares of our common stock to Auctus in settlement of a Securities Purchase Agreement with Auctus dated July 22, 2016;

●	The shares are subject to a Leak-Out Agreement, which provides that Auctus may publicly sell daily the greater of 4,910,714 shares or 20% of the average daily trading volume over the prior 10-day trading period; and

●	Upon receipt of the Shares and an irrevocable letter of instruction to our transfer agent, which was executed on July 3, 2017, the parties agreed to release each other from all claims.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

Effective August 4, 2017, our company and Carebourn Capital, L.P. (“Carebourn”) entered into a Debt Settlement Agreement. Pursuant to the Settlement Agreement, the parties agreed as follows:

●	We agreed to issue 70,000,000 shares of our common stock to Carebourn in settlement of the balance remaining on a convertible promissory note dated November 5, 2015, which was amended on July 12, 2016;
●	$30,500 of the note was sold to a third party, and we owed $15,250 to Carebourn, which amount is settled by the issuance of shares; and
●	Upon receipt of the shares, the parties agreed to release each other from all claims.

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

Results of Operation for Three and Six Months Ended June 30, 2017 and 2016

Revenues

For the three months ended June 30, 2017, we earned revenues in the amount of $307,788, as compared with revenues of $103,449 for the three months ended June 30, 2016. For the six months ended June 30, 2017, we earned revenues in the amount of $536,548, as compared with revenues of $191,859 for the three months ended June 30, 2016.

The increase in revenues for the three and six months ended June 30, 2017 over the prior year period is due to more customer accounts achieved from a change in our pricing model to become more competitive. We expect to achieve greater revenues for the rest of 2017.

Cost of Revenues

Cost of revenues was $84,047 for the three months ended June 30, 2017, as compared with $32,843 for the same period ended June 30, 2016. Cost of revenues was $157,466 for the six months ended June 30, 2017, as compared with $50,519 for the same period ended June 30, 2016.

Gross Profit

Our gross profit was $223,741 for the three months ended June 30, 2017 or approximately 73% of revenues, as compared with $70,606 for the same period ended June 30, 2016, or approximately 68% of revenues. Our gross profit was $379,082 for the six months ended June 30, 2017 or approximately 71% of revenues, as compared with $141,340 for the same period ended June 30, 2016, or approximately 74% of revenues.

We had spent more on web hosting costs and that is the main reason for the decrease in margin in the six months ended June 30, 2017 compared with the same period ended 2016. However, we experienced an increased margin in the three months ended June 30, 2017 over the same period ended 2016 and we expect that our increased revenues will result in a similar or greater margin in future quarters.

Operating Expenses

Our operating expenses were $310,097 for the three months ended June 30, 2017, as compared with $184,301 for the three months ended June 30, 2016. Our operating expenses were $6,473,348 for the six months ended June 30, 2017, as compared with $377,777 for the six months ended June 30, 2016.

Our operating expenses for the six months ended June 30, 2017 mainly consisted of a share issuance to our officer and director of 2 billion shares valued at $6,000,000. We expect that our operating expenses for the rest of 2017 will decrease, provided that we do not have to issue stock for services, which was the main reason for our increased expenses for the half year. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2017 and beyond.

Other Income/Expenses

We had other income of $4,085,716 for the three months ended June 30, 2017 compared with other expenses of $198,388 for the same period ended June 30, 2016. We had other expenses of $671,004 for the six months ended June 30, 2017 compared with other expenses of $377,777 for the same period ended June 30, 2016.

Other income for the three months ended June 30, 2017 consisted mainly of $4,032,108 change in the fair value of derivative liabilities based on Black Scholes.

Net Income/Loss

We had net income of $3,999,360 for the three months ended June 30, 2017, as compared with a net loss of $305,420 for the three months ended June 30, 2016. We had a net loss of $6,766,996 for the six months ended June 30, 2017, as compared with net loss of $1,535,343 for the three months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $79,256, consisting of cash and receivables. Our total current liabilities as of June 30, 2017 were $1,065,573. We had a working capital deficit of $98,317 as of June 30, 2017.

Cash Flows from Operating Activities

Operating activities used $12,349 in cash for the six months ended June 30, 2017, compared with cash provided of $23,335 for the six months ended June 30, 2016. Our negative operating cash flow for the six months ended June 30, 2017 was largely the result of our net loss for the period of $6,766,995, offset by share based compensation of $6,115,100 and loss on derivative liabilities of $627,952.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2017 amounted to $114,869, compared with cash flows provided by financing activities of $215,164 for the six months ended June 30, 2016. Our positive cash flows for the six months ended June 30, 2017 consisted of proceeds from convertible notes and loans payable, offset by payments on such.

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

Going Concern

As of June 30, 2017, we have an accumulated deficit of $14,206,142. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Below is a list of our legal proceedings and the settlements we recently entered into.

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

Filed on 4/5/2017

Case 2:17-cv-00968-JAD-VCF

Textmunication Holdings, Inc. vs. Lester Einhaus

Eighth Judicial District Court of Clark County, Nevada

Filed on 4/10/2017

A-17-753743-C

On May 24, 2017, our company and JSJ Investments Inc. (“JSJ”) entered into a Final Settlement Agreement. Pursuant to the Settlement Agreement, the parties agreed as follows:

●	We agreed to execute an amendment to the 12% convertible promissory note in favor of JSJ, which will allow JSJ to convert the note’s outstanding balance and accrued interest of $53,280.57 into a fixed 262,500,000 shares of our common stock under conversion notices;
●	Upon receipt of the 262,500,000 shares, the parties will release each other from all claims; and
●	As security for the issuance, we agreed to execute a judgment in favor of JSJ, but it will not be entered if we comply with the terms of settlement.

Effective July 3, 2017, our company and Auctus Fund, LLC (“Auctus”) entered into a Settlement Agreement and Mutual General Release. Pursuant to the Settlement Agreement, the parties agreed as follows:

●	We agreed to issue 550,000,000 shares of our common stock to Auctus in settlement of a Securities Purchase Agreement with Auctus dated July 22, 2016;
●	The shares are subject to a Leak-Out Agreement, which provides that Auctus may publicly sell daily the greater of 4,910,714 shares or 20% of the average daily trading volume over the prior 10-day trading period; and
●	Upon receipt of the shares and an irrevocable letter of instruction to our transfer agent, which was executed on July 3, 2017, the parties agreed to release each other from all claims.

Effective August 4, 2017, our company and Carebourn Capital, L.P. (“Carebourn”) entered into a Debt Settlement Agreement. Pursuant to the Settlement Agreement, the parties agreed as follows:

●	We agreed to issue 70,000,000 shares of our common stock to Carebourn in settlement of the balance remaining on a convertible promissory note dated November 5, 2015, which was amended on July 12, 2016;
●	$30,500 of the note was sold to a third party, and we owed $15,250 to Carebourn, which amount is settled by the issuance of shares; and
●	Upon receipt of the shares, the parties agreed to release each other from all claims.

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

During the six months ended June 30, 2017, we issued 77,500,000 shares of common stock for services valued at $115,100.

During the six months ended June 30, 2017, we issued 547,756,269 shares of common stock with a fair value of $270,928 for the partial conversion of convertible notes payable.

On February 16, 2017, we issued a total of 2,000,000,000 shares of our common stock to our officer and director, Wais Asefi, as compensation for services rendered. During the six months ended June 30, 2017, the officer exchanged the common shares for 2,000,000 shares of our newly designated Series C Preferred stock.

On May 24, 2017, we agreed to execute an amendment to the 12% convertible promissory note in favor of JSJ, which will allow JSJ to convert the note’s outstanding balance and accrued interest of $53,280.57 into a fixed 262,500,000 shares of our common stock under conversion notices.

On July 3, 2017, we agreed to issue 550,000,000 shares of our common stock to Auctus in settlement of a Securities Purchase Agreement with Auctus dated July 22, 2016;

On August 4, 2017, we agreed to issue 70,000,000 shares of our common stock to Carebourn in settlement of the balance remaining on a convertible promissory note dated November 5, 2015, which was amended on July 12, 2016.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Designation, dated May 15, 2017
10.1	Debt Settlement Agreement, dated August 4, 2017
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	August 15, 2017

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

