Form 10-Q/A
period 2017-06-30
Textmunication Holdings, Inc.
filed 2017-08-23
CIK 897078

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

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 16, 2017 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

Textmunication Holdings, Inc.

Date:	August 23, 2017

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director