Form 10-Q/A
period 2017-06-30
Textmunication Holdings, Inc.
filed 2017-09-13
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

This Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) is an amendment to the Quarterly Report on Form 10-Q of Textmunication Holdings, Inc. (“Company”) dated August 16, 2017 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to correct the authorized shares contained in the company balance sheet of the Original Form 10-Q. No other changes were made to the Original Form 10-Q.

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

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$53,364	$-
Receivables	25,892	3,757
Total current assets	79,256	3,757

Fixed assets, net	-	305
Software	12,349	-
Investment in equity method investee	452,336	454,062

Total assets	543,941	458,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$132,072	$196,731
Due to related parties	11,750	11,750
Loans payable	11,500	3,712
Convertible notes payable, net of discount	465,308	555,464
Derivitive liability	444,943	870,921
Total current liabilities	1,065,573	1,638,578

Total liabilities	1,065,573	1,638,578

Stockholders’ deficit

Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	-
Common stock; $0.0001 par value; 4,000,000,000 shares authorized; 1,227,993,542 and 199,404,940 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	122,800	19,941
Additional paid-in capital	13,561,103	6,238,344
Accumulated deficit	(14,206,142)	(7,439,146)
Total stockholders’ deficit	(521,632)	(1,180,454)

Total liabilities and stockholders’ deficit	$543,941	$458,124

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended		The Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$307,788	$103,449	$536,548	$191,859

Cost of revenues	84,047	32,843	157,466	50,519

Gross profit	223,741	70,606	379,082	141,340

Operating expenses
Professional fees	-		-
Officer Compensation	227,016	-	6,301,516	-
General and administrative expenses	83,081	184,301	171,832	377,777
Total operating expenses	310,097	184,301	6,473,348	377,777

Loss from operations	(86,356)	(113,695)	(6,094,266)	(236,437)

Other expense
Interest expense	(7,064)	(43,438)	(39,747)	(110,117)
Loss on change of derivitive liability	4,032,108	(42,593)	(613,463)	(961,363)
Amortization of debt discount	(26,703)	(112,357)	(111,414)	(239,705)
Loss on settlement of notes payable	87,375	-	93,620	-
Total other expense	4,085,716	(198,388)	(671,004)	(1,311,185)

Income (loss) from investment in equity method investee	-	6,663	(1,726)	12,279

Net income (loss)	$3,999,360	$(305,420)	$(6,766,996)	$(1,535,343)

Basic weighted average common shares outstanding	1,227,993,542	122,472,460	1,227,993,542	117,826,454
Net loss per common share: basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

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

Textmunication Holdings, Inc.

Date:	September 13, 2017

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

