Form 10-Q
period 2017-09-30
Textmunication Holdings, Inc.
filed 2017-11-21
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

925-777-2111
(Registrant’s telephone number)

_______________________________________________________

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,015,914,690 common shares as of November 17, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheets
F-2	Unaudited Consolidated Statements of Operations
F-3	Unaudited Consolidated Statements of Cash Flows
F-4	Notes to the Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$15,316	$-
Receivables	18,490	3,757
Total current assets	33,806	3,757

Fixed assets, net	-	305
Software	43,068	-
Investment in equity method investee	451,844	454,062

Total assets	$528,718	$458,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$483,154	$196,731
Due to related parties	11,750	11,750
Loans payable	5,749	3,712
Convertible notes payable, net of discount	620,135	555,464
Derivative liability	370,529	870,921
Total current liabilities	1,491,317	1,638,578

Total liabilities	1,491,317	1,638,578

Stockholders’ deficit
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 1,705,528,630 and 199,404,940 shares issued and outstanding, respectively	170,553	19,941
Additional paid-in capital	13,689,498	6,238,344
Accumulated deficit	(14,823,257)	(7,439,146)
Total stockholders’ deficit	(962,599)	(1,180,454)

Total liabilities and stockholders’ deficit	$528,718	$458,124

See notes to consolidated financial statements.

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$184,835	$129,943	$721,383	$321,802

Cost of revenues	87,028	13,560	244,494	64,079

Gross profit	97,807	116,383	476,889	257,723

Operating expenses
Officer compensation	85,639	-	6,263,166	-
General and administrative expenses	448,019	619,698	743,840	997,476
Total operating expenses	533,658	619,698	7,007,006	997,476

Loss from operations	(435,851)	(503,315)	(6,530,117)	(739,753)

Other income (expense)
Interest expense	(97,020)	(23,478)	(136,767)	(133,595)
Amortization of debt discount	(47,794)	(183,608)	(159,208)	(423,313)
Loss on change of derivative liability	(37,684)	(85,072)	(651,147)	(1,046,435)
Gain/(loss) on settlement of notes payable	1,726	(242,016)	95,346	(242,016)
Total other income (expense)	(180,772)	(534,174)	(851,776)	(1,845,359)

Income (loss) from investment in equity method investee	(492)	(71)	(2,218)	12,208

Net income (loss)	$(617,115)	$(1,037,560)	$(7,384,111)	$(2,572,904)

Weighted average common shares outstanding – basic and diluted	1,486,956,888	122,472,460	2,722,097,440	117,826,454
Net loss per common share: basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

See notes to consolidated financial statements.

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	(7,384,111)	$(2,572,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	158,903	423,313
Depreciation	305	361
Loss on change inderivative liability	651,147	1,046,435
Non-cash interest expense	51,621	-
Share-based compensation	6,115,100	478,700
Gain on the settlement of debt	(95,346)	242,016
Loss/ (Income) from equity method investee	2,218	(12,208)
Changes in operating assets and liabilities:
Receivables	(14,733)	(695)
Accounts payable and accrued expenses	464,162	80,309
Prepaid expenses	-	(32,811)
Net cash used in operating activities	(50,734)	(347,484)

Cash Flows from Investing Activities
Purchase of fixed assets	(43,068)	-
Distributions from equity method investee	-	24,335
Net cash provided by investing activities	(43,068)	24,335

Cash Flows from Financing Activities
Proceeds from loans payable	11,500	31,200
Payments on loans payable	(31,871)	(100,483)
Proceeds from convertible notes payable	129,489	468,550
Payments on convertible notes payable	-	(61,287)
Net cash provided by financing activities	109,118	337,980

Net increase in cash	15,316	14,831

Cash, beginning of period	-	61,130

Cash, end of period	$15,316	$75,961

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Conversion of convertible notes payable	$-	$220,853
Common stock issued for debt and accounts payable settlement	$117,862	$-
Conversion of common stock to preferred stock	$175,000	$-
Derivative liability from conversion feature	$129,489	$-
Derivative liability reclaassified to paid in capital due to conversion	$1,085,344	$-
Preferred shares issued for equity method investee	$-	$460,002
Settlement of derivative liability	$247,305	$967,031

See notes to consolidated financial statements.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The Company

Textmunication Holdings, Inc. (the “Company”) was incorporated on May 13, 2010 under the laws of the State of California. The Company is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2017, the Company has an accumulated deficit of $14,823,257. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2017, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2017 and 2016 the allowance for doubtful accounts was $0 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(UNAUDITED)

Convertible Debt

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Companycarries the embedded derivative on its balance sheet at fair value and account for’ any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model.

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on our balance sheet.

Revenue Recognition

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(UNAUDITED)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$370,529	$370,529

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$870,921	$870,921

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation, including grants of employee stock options, in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Stock options and warrants issued as compensation to consultants and other non-employees for services provided to the Company are accounted for based upon the fair value   of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting periods. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2017, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of September 30, 2017 and December 31, 2016 were approximately $11,750 and $11,750, respectively

NOTE 4 – LOANS PAYABLE

As of September 30, 2017 and December 31, 2016, the Company has short term loans payable of $11,500 and $3,712, respectively. During the nine months ended September 30, 2017 and 2016, the Company received proceeds of $11,500 and $0 and made payments of $9,463 and $100,483, respectively, from certain short-term loans payable with interest rates ranging from 23%-28%.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consist of the following:

	September 30, 2017	September 30, 2016
Total convertible notes payable	692,010	657,059
Less discounts	(71,875)	(101,595)
Convertible notes, net of discount	$620,135	$555,464

On February 28, 2017, we entered into a convertible promissory note pursuant to which we borrowed $14,489. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on August 27, 2017. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 50% of the two lowest day market price of our common stock during the previous 20 days immediately preceding the conversion date . As of September 30, 2017, the maturity was extended to December 31, 2017.

On May 15, 2017, we entered into a convertible promissory note pursuant to which we borrowed $115,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 15, 2018. The note is convertible at any date after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 64% of the lowest VWAP of our common stock during the previous 18 days immediately preceding the conversion date. The Company recorded a debt discount in the amount of $115,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $166,621 and an initial loss of $51,621 based on the Black Scholes Merton pricing model.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(UNAUDITED)

Interest expense (excluding amortization of debt discount) related to the convertible notes payable as of the nine months ended September 30, 2017 and 2016 was $136,737 and $133,595, respectively.

During the three months ended September 30, 2017, the Company issued 399,151,088 shares of common stock for the partial conversion of $222,178 in convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,085,344. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

The following table presents details of the changes in the Company’s derivative liabilities associated with its convertible notes for the nine months ended September 30, 2017:

Amount
Balance December 31, 2016	$870,921
Debt discount originated from derivative liabilities	129,489
Derivative in excess of face value of the debt recorded to paid-in capital	51,621
Reclassification of derivative liability to paid-in capital due to debt conversion	(1,085,344)
Change in fair market value of derivative liabilities	651,147
Adjustment to derivative liability due to debt settlement	(247,305)
Balance September 30, 2017	$370,529

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at September 30, 2017:

Fair value assumptions – derivative notes:	September 30, 2017
Risk free interest rate	0.40-0.80%
Expected term (years)	0.01-0.159
Expected volatility	289-337%
Expected dividends	0%

Settlement Agreements

On February 28, 2017, the Company entered into a certain settlement agreement with the holder of a certain note payable in the amount of $128,000 issued on September 8, 2015 for total proceeds of $121,755. The Company paid $21,755 cash and $100,000 of the note was purchased and assigned to a new noteholder. The difference between the original note and settlement amount of $6,245 has been recorded as a gain on settlement of notes payable as of September 30, 2017. Additionally, the new note holder agreed to forgive $50,000 of the assigned debt. The forgiven debt was recorded a gain on settlement of notes payable.

On June 23, 2017, the Company entered into a certain settlement agreement with the holder of a certain note payable in the amount of $237,750 issued on July 22, 2016 and a carrying amount as of the date of settlement of $249,421 including accrued interest and an associated derivative liability of $247,305 for 550,000,000 shares of common stock with a fair value on the date of settlement of $495,000. The difference between the note and settlement amount of $1,726 has been recorded as a gain on settlement of notes payable.

During the nine months ended September 30, 2017, certain notes payable issued on February 13, 2014 and October 21, 2014 was forgiven by the noteholder. The carrying value of the notes payable and accrued interest of $32,375 was recorded a gain on settlement of notes payable.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(UNAUDITED)

During the nine months ended September 30, 2017, a note payable issued on April 17, 2014 was forgiven. The carrying value of the note payable of $5,000 was recorded a gain on settlement of notes payable as of September 30, 2017.

NOTE 6 – INVESTMENT IN ASPIRE CONSULTING GROUP, LLC

On January 5, 2016, the Company entered into a Share Exchange Agreement with Aspire Consulting Group, LLC, a Virginia limited liability company (“Aspire”) and certain members of Aspire. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of the Company’s newly created Series B Convertible Preferred Stock to the Members valued at $460,002.

The Company has concluded that it has the ability to exercise significant influence, but not control, over an Aspire through its acquired 49% equity interest and therefore has accounted for the acquisition of the interest under the equity method.

The following table presents details of the Company’s investment is Aspire for the nine months ended September 30, 2017:

Amount
Balance at December 31, 2016	$454,062
Income (loss) from equity method investee	(2,218)
Distributions received from Aspire	-
Balance at September 30, 2017	$451,844

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015, the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was $5,268 and $15,803 for the nine months ended September 30, 2017 and 2016, respectively.

Executive Employment Agreement

The Company has an employment agreement with the CEO/Chairman to perform duties and responsibilities as may be assigned by the Board of Directors. The base salary is $100,000 per annum plus an annual discretionary bonus plus benefits commencing on December 17, 2013 and ending May 1, 2017 with an automatic renewal on each anniversary date (May 1) thereafter.

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

There was a dispute over a $36,363 note secured by 59,400,000 shares of the Company’s common stock. In the view of management, there are significant issues of fact regarding the proper issuance and assumption of this note by the Company. Additionally, there are issues over the validity of the prior debt. Regardless, the Company is in discussions to settle this note, and while no guarantee can be given as to the successful resolution of this matter, the Company believes it will be resolved without litigation. On July 7, 2016, the Company entered into an agreement to settle the note and accrued interest for 2,000,000 shares of common stock valued at $146,000.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 4,000,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001.

On May 9, 2017, the Board of Directors voted to designate a class of preferred stock entitled Series C Convertible Preferred Stock, consisting of up to 2,000,000 shares, par value $0.0001. Under the Certificate of Designation, holders of Series C Convertible Preferred Stock will participate on an equal basis per-share with holders of common stock, Series A Preferred Stock and Series B Preferred Stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series C Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 875 votes for each share held. Holders of Series C Convertible Preferred Stock are entitled to convert each share held for 875 shares of common stock.

On February 16, 2017, the Company issued a total of 2,000,000,000 shares of our common stock to our officer and director, Wais Asefi, as compensation for services rendered. During the nine months ended June 30, 2017, the officer exchanged 1,750,000,000 of the common shares for 2,000,000 shares of newly designated Series C Preferred stock.

During the nine months ended September 30, 2017, the Company issued 1,178,623,690 shares of common stock for the partial conversion of $348,258 convertible notes payable and $46,888 accrued interest. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,085,344. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

During the nine months ended September 30, 2017, the Company issued 77,500,000 shares of common stock for services valued at $115,100.

NOTE 9 – SUBSEQUENT’ EVENTS

Subsequent to year end, the Company issued 309,191,000 shares of common stock for settlement of debt with a principal balance of $__________.

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

Results of Operation for Three and Nine Months Ended September 30, 2017 and 2016

Revenues

For the three months ended September 30, 2017, we earned revenues in the amount of $184,835, as compared with revenues of $129,943 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we earned revenues in the amount of $721,383, as compared with revenues of $321,802 for the nine months ended September 30, 2016.

The increases in revenues for the three and nine months ended September 30, 2017 over the prior year periods are due to more customer accounts achieved from a change in our pricing model to become more competitive.

Cost of Revenues

Cost of revenues was $87,028 for the three months ended September 30, 2017, as compared with $13,560 for the same period ended September 30, 2016. Cost of revenues was $244,494 for the nine months ended September 30, 2017, as compared with $64,079 for the same period ended September 30, 2016.

Gross Profit

Our gross profit was $97,807 for the three months ended September 30, 2017 or approximately 53% of revenues, as compared with $116,383 for the same period ended September 30, 2016, or approximately 90% of revenues. Our gross profit was $476,889 for the nine months ended September 30, 2017 or approximately 66% of revenues, as compared with $257,723 for the same period ended September 30, 2016, or approximately 80% of revenues.

We spent more on Short Message Service (“SMS”) cost and expense and subcontracting for developers to build and maintain programming code and that is the main reason for the decrease in margin in the nine months ended September 30, 2017 compared with the same period ended 2016. We expect that our gross profit margin will stabilize and then decrease  as we sign up more clients for service.

Operating Expense

Our operating expense were $533,658 for the three months ended September 30, 2017, as compared with $619,698 for the three months ended September 30, 2016. Our operating expense were $7,007,006 for the nine months ended September 30, 2017, as compared with $997,476 for the nine months ended September 30, 2016.

Our operating expenses for the nine months ended September 30, 2017 mainly consisted of a share issuance to our officer and director of 2 billion shares valued at $6,000,000. We expect that our operating expenses for the rest of 2017 will decrease, provided that we do not have to issue stock for services, which was the main reason for our increased expenses for the nine months. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increased revenues will lessen that trend for 2017 and beyond.

Other Income/Expense

We had other expense of $180,772 for the three months ended September 30, 2017 compared with other expense of $534,174 for the same period ended September 30, 2016. We had other expense of $851,776 for the nine months ended September 30, 2017 compared with other expense of $1,845,359 for the same period ended September 30, 2016.

Other expense for the nine months ended September 30, 2017 consisted mainly of a $651,147 change in the fair value of derivative liabilities based on the Black-Scholes option pricing model, along with a $159,208 amortization of debt discount. Other expense for the same period ended 2016 consisted mainly of a $1,046,435 change in the fair value of derivative liabilities based on the Black-Scholes model, along with $423,313 amortization of debt discount.

Net Loss

We had a net loss of $617,115 for the three months ended September 30, 2017, as compared with a net loss of $1,037,560 for the three months ended September 30, 2016. We had a net loss of $7,384,111 for the nine months ended September 30, 2017, as compared with net loss of $2,572,904 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $33,806, consisting of cash and receivables. Our total current liabilities as of September 30, 2017 were $1,491,317. We had a working capital deficit of $1,457,511 as of September 30, 2017.

Cash Flows from Operating Activities

Operating activities used $50,734 in cash for the nine months ended September 30, 2017, compared with cash used of $347,484 for the nine months ended September 30, 2016. Our negative operating cash flow for the nine months ended September 30, 2017 was largely the result of our net loss for the period of $7,384,111, offset by share-based compensation of $6,115,100 and loss on derivative liabilities of $651,147.

Cash Flows from Investing Activities

Investing activities used $43,068 in cash for the nine months ended September 30, 2017, compared with cash provided of $24,335 for the nine months ended September 30, 2016. Cash flows used in investing activities for the nine months ended September 30, 2017 resulted from the purchase of fixed assets.

Aspire has secured three large indefinite delivery/indefinite quantity (“IDIQ”) contracts in 2017 and has three more pending in Q4. We believe that Aspire offers long-term revenue opportunities in the government contracting sector. Aspire is working with key contractors for both federal and state IT Services contracts. These contracts are with some of the nation’s mission critical programs such as Centers for Medicare and Medicaid Services (“CMS”), Social Security Administration (“SSA”) and U.S. Department of Veterans Affairs (“VA”) VECTOR as a strategic subcontractor. Aspire will work with the Prime contractors as task orders are released under each IDIQ.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2017 amounted to $109,118, compared with cash flows provided by financing activities of $337,980 for the nine months ended September 30, 2016. Our positive cash flows for the nine months ended September 30, 2017 consisted of proceeds from convertible notes and loans payable, offset by payments on loans payable.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

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

Going Concern

As of September 30, 2017, we have an accumulated deficit of $14,823,257. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eighth Judicial District Court of Clark County, Nevada

Filed on 4/10/2017

A-17-753743-C

On May 24, 2017, our company and JSJ Investments Inc. (“JSJ”) entered into a Final Settlement Agreement. Pursuant to the Settlement Agreement, the parties agreed as follows:

●	We agreed to execute an amendment to the 12% convertible promissory note in favor of JSJ, which will allow JSJ to convert the note’s outstanding balance and accrued interest of $53,281 into a fixed 262,500,000 shares of our common stock under conversion notices;
●	Upon receipt of the 262,500,000 shares, the parties will release each other from all claims; and
●	As security for the issuance, we agreed to execute a judgment in favor of JSJ, but it will not be entered if we comply with the terms of settlement.

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

During the nine months ended September 30, 2017, we issued 1,178,623,690 shares of common stock for the partial conversion of $348,258 convertible notes payable and $46,888 accrued interest.

During the nine months ended September 30, 2017, the Company issued 77,500,000 shares of common stock for services valued at $115,100.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Designation, dated May 15, 2017
10.1	Debt Settlement Agreement, dated August 4, 2017
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	November 21, 2017

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

