Form 10-K
period 2017-12-31
Textmunication Holdings, Inc.
filed 2018-06-20
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $49,983

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,975,519,454 common shares as of June 14, 2018

PART I

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

In the past 4 years, we have grown to over 500 clients and more than 800 different locations in the United States and Canada. We have achieved this with an expanded focus on a variety of industries, including restaurants, retailers, entertainment venues and other partnership opportunities. We have decided to focus our energy on the gym, health and fitness club market. However, we are also working with Quick Service Restaurants (QSR), Beauty/Tanning salons, hospitality, entertainment, digital marketing and sporting events

We have also entered into the IT consulting business through our acquisition of a minority interest in Aspire Consulting, LLC. We plan to assist our controlling partner in the development of this consulting business in addition to improving the market position of our mobile marketing business.

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

Our mobile marketing solutions apply to any industry, offering a new and innovative way to reach out to a merchant’s customer base. Some examples include:

●	Gyms – guest promotions, reminders, new rates, fitness tips;
●	Bars – happy hours, special events, discount pricing;
●	Boutiques – invite only trunk show, spring sale, discount on a clothing line, carrying a new line of clothes;
●	Dentists – special promotion for teeth whitening;
●	Investor Relations – sending notifications to investors on news alerts and company updates;
●	Digital Marketing – promoting marketing updates from global clients using SMS in their portfolio;
●	Salons – promotion on products, new line of products, introducing a new stylist;
●	Restaurants – Dine about town participation, discount coupons; and
●	Real Estate Agents – Introducing a new home on the market, price reduction, or an open house event.

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

Our Focus

We began providing SMA text advertising in 2009 to small businesses, including bars, salons, restaurants and medical professionals. We have changed our strategy and decided that instead of directing our energy on smaller businesses we will focus on larger chain and franchise businesses in the Gym, Health and Fitness Club market place offering unique automated solutions to help clubs communicate with their members and increase membership. In order to entrench ourselves as firmly as possible in this marketplace we have add-on service provided with companies that provide billing solutions to the Gym, Health & Fitness Club market place. We now have relationships with the following Gym, Health & Fitness Club billing providers: ASF Payment Solutions, ClubSystems, ABC Financial, Motionsoft, Paramount Acceptance and Jonas Fitness. These sources have access to a combined 17,000 gyms and fitness centers. We plan on introducing new services such as Rich Communication Services (RCS). This new service will shift the paradigm in the mobile communication market by sending rich images, interactive buttons and video in a single text.

Below is a list of services that we intend to perform for the health and fitness industry:

SMS Texting

New Sales:

●	Leads/Inquiries (e.g., Text gym to 87365 for a 7-day pass)
●	Appointment reminders (daily sales appointments/automated)
●	Referrals/Referral programs
●	Gym locator & directions (e.g., find your nearest club Text zip code to 87365)
●	Welcome to the club text to new members (combined w/ an offer, guest pass for a friend, personal training, and more)

Inside sales:

●	Bring a guest (or more) free day, week or month
●	Upgrades
●	Retail & juice zone
●	Personal training sales
●	Membership renewals (automated)

Member Communication & retention:

●	Fitness & diet tips
●	Class updates
●	Event info
●	Happy B-day alerts (automated)
●	Automated texts delivered to people that have not been in for a workout in 30 days.

Operations:

●	Delinquent accounts (automated)
●	Cancelled accounts (automated)
●	Surveys/feedback
●	Expired credit card notifications (automated)

Our goal is to partner with the industry leading enterprise software providers to the Health and Fitness Industry. We believe the top five enterprise software providers in the health and fitness industry account for more than 50% of the total gyms and fitness centers worldwide. By integrating our web based platform into the existing infrastructure of an enterprise software provider, we can then uniquely market our service to gyms and fitness centers on a ‘turnkey’ basis. We believe this provides a significant competitive advantage to us. Our monthly billing rates range between $49-$299 per club. Over the next 24 months our goal is to become an add-on component to the billing features of at least 50% of the gym billing providers so that we can attract as many as 5,000 Gym, Health & Fitness clubs in the US. We then intend to expand internationally where there are as many as 165,000 Gyms, Health & Fitness clubs as of 2016. In addition, we plan on utilizing the same strategy in the salon, entertainment, hospitality, sporting event and healthcare markets. We are also looking at new technologies and services such as Rich Communication Services (RCS) which will help us expand our leadership in the health and fitness market.

TXMT Platform Features

We offer our clients a mobile marketing platform. We completed our new Generation 3 software platform named “Smart Automated Messaging” or SAM. This new platform will have the ability to send more than one billion SMS per month. Our new platform should attract new API partners, open new markets and broaden the capacity to send more messages than our GEN2 platform. We now offer White Label, API, Integrated API and Standalone SMS options. We can compete with Tier One SMS providers and open new opportunities with the completion of SAM. The total cost to develop SAM was $96,000 and our ongoing costs to add enhancements, develop new APIs and maintain the platform is $8000 per month. Our new software platform can take on thousands of new clients and deliver on new services such as Rich Communication Services (RCS) which will be launched in Q3 or Q4 of 2018 with our technology partner OpenMarket.

Our current platform offers the following:

●	Mobile Coupons - Engage your customers! Drive in traffic and boost sales through mobile coupons delivered with expiration dates and unique tracking codes right to their mobile phones;
●	Mobile Voting/Polls - Instantly gather invaluable customer opinions; no more guessing at what they want or wondering what they think of a product or service; the client can get their opinions on what they want or think, and proactively plan for success;
●	Multimedia Messaging - Use a promotional hook for the consumer to interact with a brand by texting to a unique keyword to download branded content such as video, images, ringtones and games; now it is easier than ever to mobilize their brand on their consumers’ phones;
●	SMS Reminders - Remind clients about appointments, anniversaries, b-days, oil changes, tune ups, and more via text; individual, group and bulk mobile messaging; engage with those who have raised their hands and said they want to have an ongoing relationship with a brand via mobile; deliver news on products and services and provide mobile offers and coupons to drive sales which can include expiration dates and single use promotion codes;
●	Text 2 Web - Mobilize the website with text messaging functionality to promote interaction with customers; showcase text 2 web responses on the client’s website to have fresh user-generated content that increases the stickiness of the client’s website; Contests/Instant Contesting - make any traditional media interactive with contests that can create buzz and lead to further engagement; have concert attendees enter contests for seat upgrades, backstage passes, and more; generate a local customer database from in-location giveaways;
●	Web Widgets/Online Forms - Textmunication supplies an online sign up page so customers can join the client’s program on its website or social media accounts without having to text-in; with the web widget gives the client the ability to obtain further information such as email, date of birth, gender, name, and more; and
●	API – Our APIs are fast, simple and reliable and built in such a way that they integrate with any system or application. Our ready-made scripts help you to connect to our gateway through your chosen programming language. These scripts all work with the HTTP API. We offer both Direct API and API integration through our UI. Both models allow for a seamless sharing of information. Our API growth will be a driving revenue factor for us going forward.
●	MyLA- Loyalty and rewards program for client’s customers who frequently make purchases. Customers register their personal such as mobile cell number information to the merchant through our proprietary Application on a tablet or online that they will use in the future when making a purchase to receive new product updates, specials and promotional merchandise.

Features of our HTTP/S API:

API supports text, Unicode, binary SMS and flash messaging in the following ways:

●	Supports extended length messages;
●	Converts ringtones and logos into the correct format;
●	Delivery acknowledgement and Sender ID;
●	Gateway escalation: Should the message be delayed for a predefined length of time, it can be escalated to an alternative delivery gateway. Queuing lets you specify up to 3 prioritized queues which your messages can be sent out on; and
●	Batch sending and two-way messaging.

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

Our Vertical Markets are the following:

●	QSR Restaurants (Quick Service Restaurant);
●	Gyms, Health and Fitness;
●	Entertainment (Casinos, Golf Courses, bowling centers, Comedy Clubs); and
●	Retail stores
●	Real Estate
●	Hospitality
●	Digital marketing agencies
●	Investor relation firms

Referral Partners

We have signed up more than 500 Gym, Health and Fitness Clubs from our relationships listed above . We have spent our efforts developing strategic partnerships in the fitness and salon sectors. These relationships allow us the ability to scale our business due to their status and control in their respective markets. Many of these relationships are on an exclusive basis. Textmunication has positioned itself as the SMS mobile marketing leader in both the fitness and salon markets. By integrating with software management systems, the clubs and salons using the software platform will have the SMS option easily available to them. Our new White Label program takes our strategic partnerships to the next level. Our White Label program is owned by our partners on the front-end while we support the technology and database. This provides a solution controlled by our partners allowing for more visibility to their end clients.

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

In addition to its regulation of wireless telecommunications providers generally, the U.S. Federal Communications Commission, or FCC, has examined, or is currently examining, how and when consumers enroll in mobile services, what types of disclosures consumers receive, what services consumers are purchasing and how much consumers are charged. In addition, the Federal Trade Commission, or FTC, has been asked to regulate how mobile marketers can use consumers’ personal information. Consumer advocates claim that many consumers do not know when their information is being collected from cell phones and how such information is retained, used and shared with other companies. Consumer groups have asked the FTC to: identify practices that may compromise privacy and consumer welfare; examine opt-in procedures to ensure consumers are aware of what data is at issue and how it will be used; investigate marketing tactics that target children; and create policies to halt abusive practices. The FTC has expressed interest in the mobile environment and services that collect sensitive data, such as location-based information.

The principal laws and regulations that pertain to us and our customers in connection with their utilization of our platform, include:

●	Deceptive Trade Practice Law in the U.S. The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be “clearly and conspicuously” disclosed to the consumer prior to the buying decision. The balancing of the desire to capture a potential customer’s attention, while providing adequate disclosure, can be challenging in the mobile context due to the lack of screen space available to provide required disclosures.
●	Behavioral Advertising. Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual’s web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC is considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in recent years that would restrict behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a consumer. There have also been a large number of class action suits filed against companies engaged in behavioral advertising.
●	Behavioral Advertising-Privacy Regulation. Our business is affected by U.S. federal and state laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual.
●	Marketing-Privacy Regulation. In addition, there are U.S. federal and state laws that govern SMS and telecommunications-based marketing, generally requiring senders to transmit messages (including those sent to mobile devices) only to recipients who have specifically consented to receiving such messages. U.S. federal laws also govern e-mail marketing, generally imposing an opt-out requirement for emails sent within an existing business relationship.

●	SMS and Location-Based Marketing Best Practices and Guidelines. We are a member of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services. We also voluntarily comply with those guidelines, which generally require notice and user consent for delivery of location-based services.
●	The United States Telephone Consumer Protection Act. The TCPA prohibits unsolicited voice and text calls to cell phones through the use of an automatic telephone-dialing system (ATDS) unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list, and restricts the hours when such messages may be sent. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls. We believe that our platform does not employ an ATDS within the meaning of the TCPA based on case law construing that term.
●	CAN-SPAM. The U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN SPAM Act, prohibits all commercial e-mail messages, as defined in the law, to mobile phones unless the device owner has given “express prior authorization.” Recipients of such messages must also be allowed to opt-out of receiving future messages the same way they opted-in. Senders have ten business days to honor opt-out requests. The FCC has compiled a list of domain names used by wireless service providers to which marketers may not send commercial e-mail messages. Senders have 30 days from the date the domain name is posted on the FCC site to stop sending unauthorized commercial e-mail to addresses containing the domain name. Violators are subject to fines of up to $6.0 million and up to one year in jail for some spamming activities. Carriers, the FTC, the FCC, and State Attorneys General may bring lawsuits to enforce alleged violations of the Act.
●	Communications Privacy Acts. Foreign and U.S. federal and state laws impose liability for intercepting communications while in transit or accessing the contents of communications while in storage.
●	Security Breach Notification Requirements. In the U.S., various states have enacted data breach notification laws, which require notification of individuals and sometimes state regulatory bodies in the event of breaches involving certain defined categories of personal information. This new trend suggests that breach notice statutes may be enacted in other jurisdictions, including by the U.S. at the federal level, as well.
●	Children. The Children’s Online Privacy Protection Act prohibit the knowing collection of personal information from children under the age of 13 without verifiable parental consent, and strictly regulate the transmission of requests for personal information to such children. Other countries do not recognize the ability of children to consent to the collection of personal information. In addition, it is likely that behavioral advertising regulations will impose special restrictions on use of information collected from minors for this purpose.

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

Aspire is headquartered in Gaithersburg, Maryland. It provides IT consulting and solution based services as a Service Disabled Veteran Owned Small Business Concern (SDVOSBC) to commercial, state and federal contractors. Aspire’s leadership and advisory board consists of executives from Cyber Security, Healthcare, Quality Management, Unified Communications and Financial Services.

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

Recent Developments

Aspire was notified on March 1, 2017 that it has been awarded a significant 10-year government contract. Aspire is a teammate on an Indefinite Delivery/Indefinite Quantity (IDIQ) contracting vehicle. The team consists of several well-known companies serving specialty areas within Health IT.

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

Aspire is a subcontractor to Northrop Grumman on the Social Security Administration (SSA) ITSSC2 contract which is expected to kick-off in July 2018. They are also a subcontractor to Cogent Solutions on the Veterans Affairs VECTOR program. This program has yet to begin. Aspire submitted a proposal for Maryland Consulting and Technical Services+ (CATS+). This contracting vehicle enables State government to procure IT consulting services for all its agencies. The contract notification should occur in Q4 of 2018. Aspire has two contracts pending with the state of Maryland. Details of both contracts will be made public as more information becomes available.

Employees

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have 5 employees, including a CEO, COO, VP of Sales, Lead Developer, Marketing Director and Client Success Manager. We have 5 consultants that assist with development, systems engineering, and inside sales. We recently contracted an API Engineer and Scalability Engineer to help build-out our new SMS software platform. We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Wais Asefi. His employment agreement obligates us to pay him $120,000 annually. In order to compensate him and all of the above managerial and administrative support, we estimate we will require and additional $100,000 in revenue in the next twelve months.

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

From our past experience, one team should be able to reach out to 1,600 contacts, and yield 60 demos per month. With this forecast, which is really just an estimate, one team could generate $6,000 in new sales per month. We hope to hire 2 teams for a total of $100,000 in the next twelve months.

We will have one VP of Sales over teams and more may be added as our company grows and our geographical customer base expands. The VP of Sales is responsible for leading and developing the sales team, organizing and assigning industry specifics and regions and working hand in hand with current and new partners for sustained growth. We have one VP of Sales already in place.

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

Item 3. Legal Proceedings

We issued a Current Report on Form 8-K on March 6, 2017 regarding hiring the law firm Ellsworth Young LLP to vigorously protect us against abusive lending practices. In 2017, we had several cases concerning convertible promissory notes:

JSJ Investments, Inc. vs. Textmunication Holdings, Inc.

95th District Court of Dallas County, Texas

Filed on 2/7/2017

Case: DC-17-01404

On May 24, 2017, our company and JSJ Investments Inc. (“JSJ”) entered into a Final Settlement Agreement. Pursuant to the Settlement Agreement, the parties agreed to execute an amendment to the 12% convertible promissory note, which allowed JSJ to convert the note’s outstanding balance and accrued interest of $53,280.57 into a fixed 262,500,000 shares of our common stock.

Auctus Fund vs. Textmunication Holdings, Inc.

United States District Court – District of Massachusetts

Filed on 3/24/2017

Case 1:17-cv-10504

On July 3, 2017, our company and Auctus Fund entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we agreed to issue 550,000,000 shares of our common stock with a 5-month Leak-Out Agreement to Auctus Fund.

Textmunication Holdings, Inc. vs. Carebourn Capital.

United States District Court – District of Nevada

Filed on 4/5/2017

Case 2:17-cv-00968-JAD-VCF

On October 3, 2017, our company and Carebourn Capital agreed to settle all the outstanding principal, interest, and penalties owed under the Note for an issuance of an aggregate total of 70,000,000 shares of its common stock.

Textmunication vs. Lester Einhaus

Eighth Judicial District Court of Clark County, NV

Filed on 4/10/2017

Case: A-17-753743-C

This case was dismissed in October 2017.

As of December 31, 2017, all litigation has been resolved except for the following case:

Lester Einhaus vs. Textmunication

United States District Court – Northern District

Filed on 6/14/2017

Case: 1:17-cv-04478

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

The following tables set forth the range of high and low bid prices for our common stock for the each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	.001	.0001
September 30, 2017	.001	.0003
June 30, 2017	.0057	.0007
March 31, 2017	.0094	.0005

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	.0183	.0006
September 30, 2016	.073	.016
June 30, 2016	.1049	.0199
March 31, 2016	.1309	.020

On June 14, the last sales price per share of our common stock on the OTCPink was $0.0002.

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

Holders of Our Common Stock

As of June 14, 2018, we had 3,975,519,454 shares of our common stock issued and outstanding, held by 93 shareholders of record, other than those held in street name.

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

During the year ended December 31, 2017, we issued 1,710,458,945 shares of common stock for the partial conversion and settlements of $857,717.

During the year ended December 31, 2017, we issued 305,688,000 shares of common stock valued at $120,555 for the settlement of debt.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

For the year ended December 31, 2017, we earned revenues in the amount of $943,739, as compared with revenues of $458,271 for the year ended December 31, 2016. The increase in revenues for 2017 over 2016 is due to more customer accounts achieved from a change in our pricing model to become more competitive. We expect to achieve greater revenues for the rest of 2018 over 2017.

Cost of Sales

Cost of sales was $317,336 and $103,085 for the years ended December 31, 2017 and 2016, respectively. Our cost of sales increased for 2017 compared with the 2016 and was mainly attributable to increased cost of services related to servers and SMS messaging. We expect a similar or increased cost of sales for 2018.

Operating Expenses

Our operating expenses were $7,175,163 for the year ended December 31, 2017, as compared with $1,265,810 for the year ended December 31, 2016. The main reason for our increased operating expenses in 2017 was a result of stock-based compensation to our CEO, Wais Asefi.

We expect that our operating expenses in 2018 will resemble 2017, provided that we do not have to issue stock for services, which was the main reason for our increased expenses in 2017. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2018 and beyond.

Other Expenses

We had other expenses of $1,098,734 for the year ended December 31, 2017 and other expenses of $2,431,697 for the same period ended December 31, 2016. Other expenses for 2017 consisted of $850,753 in the loss on change of derivative liabilities, $188,549 in amortization of debt discount, $37,561 in a gain on settlement of notes payable and $96,993 in interest expenses. Other expenses for 2016 consisted of $1,377,637 in the loss on change of derivative liabilities, $610,951 in amortization of debt discount, $300,016 in the loss on settlement of notes payable and $143,093 in interest expenses.

Net Loss

We had a net loss of $7,649,220 for the year ended December 31, 2017, as compared with net loss of $3,323,926 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $13,007. Our total current liabilities as of December 31, 2017 were $983,740. We had a working capital deficit of $970,733 as of December 31, 2017.

Cash flows from Operating Activities

Operating activities used $145,719 in cash the year ended December 31, 2017, as compared with $433,283 for the year ended December 31, 2016. Our net loss of $7,649,220 was the main component of our negative operating cash flow, offset mainly by stock-based compensation of $6,115,100.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2017 amounted to $201,106, as compared with $347,818 for the year ended December 31, 2016. Our positive cash flow in 2017 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable.

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

Going Concern

As of December 31, 2017, we have an accumulated deficit of $15,150,240. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K.

Item 7. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2017 and 2016
F-3	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2017 and 2016
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Textmunication Holdings, Inc.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Textmunication Holdings, Inc.(the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s consolidated financial statements based on my audits. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and am required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audits I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audits provide a reasonable basis for my opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company’s continuing operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

I have served as the Company’s auditor since 2018

Bayville, NJ

June 19, 2018

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$10,158	$-
Receivables	2,849	3,757
Total current assets	13,007	3,757

Fixed assets, net	-	305
Software	45,229	-
Investment in equity method investee	452,336	454,062

Total assets	510,572	458,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$480,719	$291,731
Due to related parties	11,750	11,750
Loans payable	-	3,712
Convertible notes payable, net of discount	172,230	535,464
Derivative liability	319,041	857,795
Total current liabilities	983,740	1,700,452

Total liabilities	983,740	1,700,452

Stockholders’ deficit

Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 and zero issued and outstanding as of December 31, 2017 and 2016, respectively.	200	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 2,435,179 and 199,403 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	244	20
Additional paid-in capital	14,676,221	6,258,265
Accumulated deficit	(15,150,240)	(7,501,020)
Total stockholders’ deficit	(473,168)	(1,242,328)

Total liabilities and stockholders’ deficit	$510,572	$458,124

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	The Year Ended
	December 31, 2017	December 31, 2016

Sales	$943,739	$458,271

Cost of revenues	317,336	103,085

Gross profit	626,403	355,186

Operating expenses
Officer Compensation	6,345,166	81,846
General and administrative expenses	829,997	1,183,964
Total operating expenses	7,175,163	1,265,810

Loss from operations	(6,548,760)	(910,624)

Other expense
Interest expense	(96,993)	(143,093)
Loss on change of derivative liability	(850,753)	(1,377,637)
Amortization of debt discount	(188,549)	(610,951)
Gain (loss) on settlement of notes payable	37,561	(300,016)
Total other expense	(1,098,734)	(2,431,697)

Income (loss) from investment in equity method investee	(1,726)	18,395

Net income (loss)	$(7,649,220)	$(3,323,926)

Basic weighted average common shares outstanding	1,794,897	132,006
Net loss per common share: basic and diluted	$(4.26)	$(25.18)

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AUDITED)

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2015	4,000,000	400	-	-	-	-	109,543	11	3,075,765	(4,177,094)	(1,100,918)

Preferred stock issued for investment in Aspire			66,667	7	-	-			459,995		460,002
Settlement of derivative liability									1,573,238		1,573,238
Contributed capital									35,277		35,277
Stock issued to settle notes payable							141,260	14	635,285		635,299
Stock issued for services							8,000	1	478,699		478,700
Shares returned for services							(59,400)	(6)	6		-
Net loss										(3,323,926)	(3,323,926)
Balance, December 31, 2016	4,000,000	400	66,667	7	-	-	199,403	20	6,258,265	(7,501,020)	(1,242,328)

Stock issued to settle notes payable							1,608,879	161	921,857		922,018
Stock issued to settle debt							299,397	30	109,541		109,571
Shares issued for services							2,077,500	208	6,114,892		6,115,100
Conversion of common stock to preferred					2,000,000	200	(1,750,000)	(175)	(25)		-
Settlement of derivative liability									1,271,691		1,271,691
Net loss										(7,649,220)	(7,649,220)

Balance, December 31, 2017	4,000,000	400	66,667	7	2,000,000	200	2,435,179	244	14,676,221	(15,150,240)	(473,168)

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	The Years Ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net loss	(7,649,220)	$(3,323,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	188,549	610,951
Loss on derivative liability	850,753	1,377,637
Non cash interest expense	81,272
Depreciation	304	725
Share based compensation	6,115,100	478,700
Loss on the settlement of debt	(37,561)	300,016
Income from equity method investee	1,726	(18,395)
Changes in assets and liabilities
Receivables	908	(696)
Accounts payable and accrued expenses	302,450	141,705
Prepaid expenses	-
Net cash used in operating activities	(145,719)	(433,283)

Capitalization of software cost	(45,229)	24,335
Net cash provided by investing activities	(45,229)	24,335

Cash Flows from Financing Activities
Contributed capital	-	35,277
Proceeds on loans payable	11,500	31,200
Payments on loans payable	(15,212)	(125,922)
Proceeds from convertible notes payable	204,818	468,550
Payments on convertible notes payable	-	(61,287)
Net cash provided by financing activities	201,106	347,818

Net increase in cash	10,158	(61,130)

Cash, beginning of period	-	61,130

Cash, end of period	$10,158	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Conversion of debt for common stock	$109,571	$-
Conversion of convertible notes payable	$922,018	$-
Settlement of derivative liability	$1,271,691	$-

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

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

On November 16, 2013, the Company entered into a Share Exchange Agreement (SEA) with Textmunication Holdings (Holdings). a Nevada corporation, whereby the sole shareholder of the Company received 65,640 (post split) new shares of common stock of Holdings in exchange for 100% of the Company’s issued and outstanding shares.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2017 and 2016. The accompanying consolidated financial statements include the accounts of Textmunication Holdings, Inc. and its wholly owned subsidiary, Textmunication, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

We have summarized our most significant accounting policies.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company has incurred continuing operating losses and had an accumulated deficit of $15,150,240. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2017 and 2016 no cash balances exceeded the federally insured limit.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2017, and 2016 the allowance for doubtful accounts was $0 and bad debt expense of $0 and $0, respectively.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$319,041	$319,041

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$857,795	$857,795

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Because the Company has no net income, the tax benefit of the accumulated net loss has been fully offset by an equal valuation allowance. The Company recognizes uncertain tax positions when it is more likely than not the position will be sustained upon examination by the tax authorities. Interest and penalties related to uncertain income tax positions are included in Other expense. There were no uncertain tax positions at December 31, 2016 and 2017.

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

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Software Development Costs

The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product.

The Company also applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended.

For the year ended December 31, 2017 and 2016, the Company capitalized software development costs in the amount of $45,229 and $0 respectively.

Advertising Expenses

Advertising expenses are included in General and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $26,389 and $4,598 in advertising expenses for the year ended December 31, 2017 and 2016, respectivly.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09. The Company will adopt the provisions of Topic 606 effective in January 1, 2018 and does not believe the adoption of the new revenue recognition standard will have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018 and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management has reviewed this pronouncement and has determined that it would not have a material impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 is effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated the impact of adopting ASU 2016-09 and determined that the new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. Management has reviewed this pronouncement and has determined that it would not have a material impact to the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Management has reviewed this pronouncement and has determined that it would not have a material impact to the consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans due to related parties are due on demand and have no interest. Amounts outstanding as of December 31, 2017 and 2016 was approximately $11,750 and $11,750, respectively

Note 4 – LOANS PAYABLE

As of December 31, 2017, and 201, the Company has short term loans payable of $0 and $3,712, respectively. During the years ended December 31, 2017 and 2016, the Company received proceeds of $11,500 and $31,200 and made payments of $15,212 and $125,923 respectively from certain short-term loans payable with interest rates ranging from 20%-94%. Interest recorded on the notes for the years ended December 31, 2017 and 2016 was $1,042 and $25,515, respectively.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following:

	December 31, 2017	December 31, 2016
Total convertible notes payable	214,764	637,059
Less discounts	(42,534)	(101,595)
Convertible notes, net of discount	$172,230	$535,464

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

Interest expense (excluding amortization of debt discount) related to the convertible notes payable as of the year ended December 31, 2017 and 2016 was $96,993 and $143,093, respectively.

During the year ended December 31, 2017, the Company issued 711,291 shares of common stock (post-split) for the partial conversion of $215,076 in convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,271,691. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

The following table presents details of the changes in the Company’s derivative liabilities associated with its convertible notes for the year ended December 31, 2017:

Amount
Balance December 31, 2015	$551,646
Debt discount originated from derivative liabilities	501,750
Initial loss recorded	1,563,080
Adjustment to derivative liability due to debt conversion	(1,573,237)
Change in fair market value of derivative liabilities	(185,444)

Balance December 31, 2016	$857,795
Debt discount originated from derivative liabilities	129,489
Reclassification of derivative liability to paid-in capital due to debt conversion	(1,271,691)
Change in fair market value of derivative liabilities	850,753
Adjustment to derivative liability due to debt settlement	(247,305)
Balance December 31, 2017	$319,041

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

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at December 31, 2017:

Fair value assumptions – derivative notes:	December 31, 2017
Risk free interest rate	0.40-1.28%
Expected term (years)	0.01-0.159
Expected volatility	289-377%
Expected dividends	0%

Settlement Agreements

On February 28, 2017, the Company entered into a certain settlement agreement with the holder of a certain note payable in the amount of $128,000 issued on September 8, 2015 for total proceeds of $121,755. The Company paid $21,755 cash and $100,000 of the note was purchased and assigned to a new noteholder. The difference between the original note and settlement amount of $6,245 has been recorded as a gain on settlement of notes payable as of December 31, 2017. Additionally, the new note holder agreed to forgive $50,000 of the assigned debt. The forgiven debt was recorded a gain on settlement of notes payable.

On June 23, 2017, the Company entered into a certain settlement agreement with the holder of a certain note payable in the amount of $237,750 issued on July 22, 2016 and a carrying amount as of the date of settlement of $249,421 including accrued interest and an associated derivative liability of $247,305 for 550,000 shares of common stock(post-split) with a fair value on the date of settlement of $495,000. The difference between the note and settlement amount of $1,726 has been recorded as a gain on settlement of notes payable.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

During the year ended December 31, 2017, certain notes payable issued on February 13, 2014 and October 21, 2014 was forgiven by the noteholder. The carrying value of the notes payable and accrued interest of $32,375 was recorded a gain on settlement of notes payable.

During the year ended December 31, 2017, a note payable issued on April 17, 2014 was forgiven. The carrying value of the note payable of $5,000 was recorded a gain on settlement of notes payable as of December 31, 2017.

During the year ended December 31, 2017, the Company issued 70,000 shares of common stock (post-split) valued at $49,000 in settlement of a note payable issued on August 15, 2016. The carrying value of the note payable was $4,813 and difference between the fair value of the shares and note of $44,187 was recorded a loss on settlement of notes payable as of December 31, 2017.

During the year ended December 31, 2017, the Company issued 100,335 shares of common stock (post-split) valued at $82,500 in partial settlement of a note payable issued on May 15, 2017. The carrying value of the settled balance of note payable was $16,503 and difference between the fair value of the shares and note of $13,598 was recorded a loss on settlement of notes payable as of December 31, 2017.

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

The following table presents details of the Company’s investment is Aspire as of December 31, 2017 and 2016:

Amount
Balance December 31, 2015	$-
Fair value of shares issued for ownership 49% interest in Aspire	460,002
Income from equity method investee	18,395
Distributions received from Aspire	(24,335)
Balance December 31, 2016	$454,062
Income from equity method investee	(1,726)
Balance December 31, 2017	$452,336

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Current month to month lease is for $2,000 a month. Rent expense was approximately $22,908 and $23,972 for the years ended December 31, 2017 and 2016, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

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

Litigations Claims and Assessments

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

On February 27, 2017, the Company and the noteholder reached a settlement agreement. The first payment of $55,000 was to be wired to the noteholder on March 15, 2017. The second and final tranche of $45,000 was due no later than April 1, 2017.

The payments under the settlement agreement were timely made by a third party and the note was assigned to the third party. The Company and the new note holder have agreed to revise the variable conversion price in favor of a fixed $0.000125 per share conversion price.

On March 6, 2017, we hired the law firm Ellsworth Young LLP to vigorously protect us against abusive lending practices. We have several cases pending concerning convertible promissory notes outstanding, including the following.

JSJ Investments, Inc. vs. Textmunication Holdings, Inc.

95th District Court of Dallas County, Texas

Filed on 2/7/2017

Case: DC-17-01404

On May 24, 2017, our company and JSJ Investments Inc. (“JSJ”) entered into a Final Settlement Agreement. Pursuant to the Settlement Agreement, the parties agreed to execute an amendment to the 12% convertible promissory note, which allowed JSJ to convert the note’s outstanding balance and accrued interest of $53,280.57 into a fixed 262,500 (post split) shares of our common stock.

Auctus Fund vs. Textmunication Holdings, Inc.

United States District Court – District of Massachusetts

Filed on 3/24/2017

Case 1:17-cv-10504

On July 3, 2017, our company and Auctus Fund entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we agreed to issue 550,000 (post split) shares of our common stock with a 5-month Leak-Out Agreement to Auctus Fund.

Textmunication Holdings, Inc. vs. Carebourn Capital.

United States District Court – District of Nevada

Filed on 4/5/2017

Case 2:17-cv-00968-JAD-VCF

On October 3, 2017, our company and Carebourn Capital agreed to settle all the outstanding principal, interest, and penalties owed under the Note for an issuance of an aggregate total of 70,000 (post split) shares of its common stock.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

Textmunication vs. Lester Einhaus

Eighth Judicial District Court of Clark County, NV

Filed on 4/10/2017

Case: A-17-753743-C

This case was dismissed in October 2017.

As of December 31, 2017, all litigation has been resolved except for the following case:

Lester Einhaus vs. Textmunication

United States District Court – Northern District

Filed on 6/14/2017

Case: 1:17-cv-04478

NOTE 8 – INCOME TAXES

For the year ended December 31, 2017, the cumulative net operating loss carry-forward from continuing operations is approximately $12,302,086 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 21% and 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$2,583,438	$1,623,745
Valuation allowance	(2,583,438)	(1,623,745)
Net deferred tax asset	$—	$—

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

Note 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 4,000,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of Series A preferred stock (“Series A”), 66,667 shares of Series B preferred stock (“Series B”), and 2,000,000 shares of Series C preferred stock (“Series C”) ...

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

FOR THE YEAR ENDED DECEMBER 31, 2017

(AUDITED)

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

On February 16, 2017, the Company issued a total of 2,000,000 shares of our common stock (post-split) to our officer and director, Wais Asefi, as compensation for services rendered. During the year ended December 31, 2017, the officer exchanged the common shares for 2,000,000 shares of newly designated Series C Preferred stock.

During the year ended December 31, 2017, the Company issued 1,608,877 shares of common stock (post-split) for the partial conversion and settlements of $765,217. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,271,691. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

During the year ended December 31, 2017, the Company issued 299,397 shares of common stock (post-split) valued at $109,571 for the settlement of debt related to a 3a10 settlement.

During the year ended December 31, 2017, the Company issued 77,500 shares of common stock (post-split) for services valued at $115,100.

During the year ended December 31, 2016, the Company issued 141,260 (post split) shares of common stock with a fair value of $635,299 for the conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of $1,573,238. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

During the year ended December 31, 2016, the Company issued 8,000 (post split) shares of common stock valued at $478,700 for services.

During the year ended December 31, 2016, the Company’s CEO returned and the Company retired 59,400 (post split) shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to year the Company’s Board of Directors approved a one to one thousand (1:1000) reverse stock split. The Company financial statements have been retroactively restated to the reflect the effect of the stock split.

Subsequent to year end the Company, the Company entered into agreement to cancel a certain 10% note payable issued on September 22, 2015 in the amount of $15,000.

Subsequent to year end the Company, the Company entered into agreement to cancel a certain 8% note payable issued on September 8, 2015 in the amount of $31,126.

Subsequent to year end, the Company issued 892,882 shares of common stock (post-split) for the settlement of debt related to a 3a10 settlement.

Subsequent to year end, the Company issued 518,600 shares of common stock (post-split) for the settlement of notes payable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 15, 2018, we dismissed GBH CPAs, PC (the “Former Accountant”) as our independent registered public accounting firm and we engaged Boyle CPA, LLC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on May 21, 2018.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Wais Asefi	47	President, CEO and Director
David Thielen	54	Chief Operating Officer
Nick Miniello	39	Vice President of Sales

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

David Thielen

David Thielen was named as COO of our company on March 1, 2017, and may be considered significant in that he is also the CEO of Apsire, a company that we have a minority interest in. His contributions to the success of Aspire is directly tied to our financial success as a shareholder of Aspire.

Mr. Thielen brings more than thirty-years of executive leadership, strategic management and progressive sales experience in IT Services and Healthcare.

Mr. Thielen worked for global Healthcare surgical manufacture, DeRoyal, for more than twenty years in sales leadership positions as Regional Manager and Area Vice President. Following his career with DeRoyal, he started a successful IT Services company. While in the Washington, D.C. market, he worked in Human Capital Management with Randstad Technologies, Alltech and ICS Nett.

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

For the fiscal year ending December 31, 2017, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2017 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2017, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2017:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Wais Asefi CEO, CFO & Director	0	0	0
Rajan Natarajan Director	0	0	0
David Thielen COO	0	0	0
Nick Miniello	0	0	0

Code of Ethics

As of December 31, 2017, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2017 and 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Wais Asefi	2017	120,000	-	6,000,000	-	-	6,120,000
CEO, Director	2016	110,000	2,000	-	-	-	112,000

David Thielen	2017	60,000	-	-	-	-	60,000
COO	2016	N/A	N/A	N/A	N/A	N/A	N/A

Nick Miniello	2017	72,000	-	-	-	-	72,000
SVP of Sales	2016	N/A	N/A	N/A	N/A	N/A	N/A

Narrative to Summary Compensation Table

Mr. Asefi was appointed as our President, CEO and director on November 17, 2013. Mr. Asefi was paid $40,000 in 2012 and $60,000 in 2013 by our wholly-owned subsidiary, Textmunication, Inc. He signed an employment agreement on December 17, 2013 with Textmunication, Inc. to serve as CEO and Chairman and will receive an annual salary of $120,000 and is eligible for bonuses as determined by the Board, and other benefits, such as paid vacation, retirement benefits and life insurance as established by the company. Under the agreement, he also received an $800 per month allowance for an automobile for personal and professional use. In addition, Mr. Asefi agreed not to compete with our business for 3 years and not to solicit employees or customers of our company for a period of twelve months. The agreement has a term until May 1, 2017 but automatically renews for an additional year unless either party provides a notice of termination 90 days prior to scheduled termination. There are provisions that provide for termination for cause and resignation for good reason. We will be required to pay Mr. Asefi severance as provided under the agreement.

We have no other employment agreements with our executive officers.

On March 1, 2017, we appointed David Thielen as of Chief Operating Officer. We have an employment agreement with Mr. Thielen. He is CEO of Aspire in which we own a 49% equity interest. We pay Mr. Thielen an annual salary of $60,000.

On January 1, 2017, we appointed Nick Miniello as Vice President of Sales. We have an employment agreement with Mr. Miniello. He has not had any material interest in our company in the last two fiscal years. We pay him an annual salary of $72,000.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2017 we did not have any outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 14, 2018, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523.

Name and Address of Beneficial Owner	Common Stock			Series A Preferred Stock		Series C Preferred Stock
	Number of Shares Owned		Percent of Class(2)(3)	Number of Shares Owned	Percent of Class(2)(3)	Number of Shares Owned	Percent of Class(2)(3)
Wais Asefi	2,004,000,000	(1)	50%	4,000,000	100%	2,000,000	100%
David Thielen	-		-	-	-	-	-
Nick Miniello	-		-	-	-	-	-
All Directors and Executive Officers as a Group (3 persons)	2,004,000,000	(1)	50%	4,000,000	100%	2,000,000	100%
5% Holders
NONE

(1)	Includes 250,000,000 shares of common stock, 4,000,000 shares of Series A Preferred Stock that may convert into 4,000,000 shares of common stock, and 2,000,000 shares of Series C Preferred Stock that may convert into 1,750,000,000 shares of common stock.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(3)	The percent of class is based on 3,975,519,454 shares of common stock outstanding, 4,000,000 shares of Series A Preferred Stock outstanding and 1,750,000 shares of Series C Preferred Stock outstanding as of June 14, 2018.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$32,000	$0	$0	$0
2017	$23,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Change(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.

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

June 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

June 20, 2018

