Form 10-Q
period 2018-03-31
Textmunication Holdings, Inc.
filed 2018-06-27
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,975,519,454 common shares as of June 14, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$4,012	$10,158
Receivables	14,635	2,849
Total current assets	18,647	13,007

Software	72,288	45,229
Investment in equity method investee	452,064	452,336

Total assets	542,999	510,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$337,814	$480,719
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	53,215	172,230
Derivitive liability	72,415	319,041
Total current liabilities	475,194	983,740

Total liabilities	475,194	983,740

Stockholders’ equity (deficit)

Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 250,000,000 shares authorized; 3,975,519 and 2,435,179 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	399	244
Additional paid-in capital	15,173,070	14,676,221
Accumulated deficit	(15,106,271)	(15,150,240)
Total stockholders’ equity (deficit)	67,805	(473,168)

Total liabilities and stockholders’ equity (deficit)	$542,999	$510,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended
	March 31, 2018	March 31, 2017

Revenues	$263,864	$228,760

Cost of revenues	55,438	73,419

Gross profit	208,426	155,341

Operating expenses
Officer compensation	15,000	6,074,500
General and administrative expenses	318,414	88,751
Total operating expenses	333,414	6,163,251

Loss from operations	(124,988)	(6,007,910)

Other income (expense)
Interest expense	(2,792)	(32,683)
Gain on change of derivative liability	103,653	(4,645,571)
Amortization of debt discount	(28,356)	(84,711)
Gain on settlement of notes payable	96,721	6,245
Total other income (expense)	169,226	(4,756,720)

Income (loss) from investment in equity method investee	(269)	(1,524)

Net income (loss)	$43,969	$(10,766,154)

Basic weighted average common shares outstanding	3,641,249	132,006
Net loss per common share: basic and diluted	$0.01	$(81.56)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income (loss)	43,969	$(10,766,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	28,356	84,711
(Gain) loss on derivative liability	(103,653)	4,645,571
Non cash interest expense	-	50,000
Depreciation	-	305
Share based compensation	-	6,004,200
Gain on the settlement of debt	(96,721)	-
Income from equity method investee	272	1,524
Changes in assets and liabilities
Receivables	(11,786)	-
Accounts payable and accrued expenses	185,476	4,667
Net cash provided by operating activities	45,913	24,824

Capitalized cost for internal use software	(27,059)	-
Net cash used in investing activities	(27,059)	-

Cash Flows from Financing Activities
Payments on loans payable	-	(3,712)
Payments on convertible notes payable	(25,000)	(20,387)
Net cash used in financing activities	(25,000)	(24,099)

Net increase in cash	(6,146)	725

Cash, beginning of period	10,158	-

Cash, end of period	$4,012	$725

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Conversion of debt	$299,490	$-
Conversion of convertible notes payable	$54,541	$172,975
Settlement of derivative liability	$103,653	$705,244

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2018, the Company has an accumulated deficit of $15,106,271. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2018, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2018 and 2016 the allowance for doubtful accounts was $0 and $0 and bad debt expense of $0 and $0, respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2018

Revenue Recognition

Revenues are recognized when control of the promised is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The Company currently derives a substantial majority of its revenue from fees associated with our subscription services, which generally include mobile marketing platform services. Customers are billed for the subscription on a monthly basis. For all of the Company’s customers, regardless of the method, the Company uses to bill them, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, the Company recognizes subscription revenue on a monthly basis over the applicable service period. When the Company provides a free trial period, the Company does not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Professional services revenues are generated from SMS and RCS packages where client logs into a cloud based application to send targeted SMS messages to their subscribers base. Our custom web application SMS/RCS platform is typically billed on a fixed-price based on the number of SMS/RCS allocated for each package our client purchases. Generally, revenue for SMS/RCS services is recognized immediately as our clients have instant access to their web-based application to send out messages, the number of SMS/RCS messages allocated to a client expires at the end of each month and renews beginning of each month. The Company offers whereby control of the product passes to the customer when delivered and revenue is recognized at the time of delivery.

Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the three months ended March 31, 2018 as a result of applying Topic 606.

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

As of March 31, 2018 and December 31, 2017, the Company capitalized software development costs in the amount of $72,288 and $45,229 respectively.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2018

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the three months ended March 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$72,415	$72,415

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$319,041	$319,041

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

FOR THE QUARTER ENDED MARCH 31, 2018

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. Management evaluated ASU 2016-18 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2018, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of March 31, 2018 and December 31, 2017 were approximately $11,750 and $11,750, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consist of the following as of March 31, 2018 and December 31, 2016:

	2018	2017
Total convertible notes payable	67,393	214,764
Less discounts	(14,178)	(42,534)
Convertible notes net of discount	$53,215	$172,230

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2018

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

The following table presents details of the Company’s derivative liabilities associated with its convertible notes as of March 31, 2018 and December 31, 2017:

Amount
Balance December 31, 2017	$319,041
Adjustment to derivative liability due to debt conversion	(142,973)
Change in fair market value of derivative liabilities	(103,653)
Balance March 31, 2018	$72,415

During the three months ended March 31, 2018, the Company issued 647,458 shares of common stock with a fair value of $54,631 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of 866,361. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at March 31, 2018:

Fair value assumptions – derivative notes:	March 31, 2018
Risk free interest rate	1.27-1.63%
Expected term (years)	0.01-0.01
Expected volatility	397%
Expected dividends	0%

Settlement Agreements

During the three months ended March 31, 2018, the Company entered into certain cancellation agreements with the holder of a certain notes payable in the amounting to $96,721, including accrued interest issued from December 10, 2015 through August 27, 2017. The face value of the canceled debt of $96,721 has been recorded as a gain on settlement of notes payable as of March 31, 2018.

NOTE 5 – INVESTMENT IN ASPIRE CONSULTING GROUP, LLC

On January 5, 2016, the Company entered into a Share Exchange Agreement with Aspire Consulting Group, LLC, a Maryland limited liability company and certain members of Aspire. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of the Company’s newly created Series B Convertible Preferred Stock to the Members valued at $460,002.

The Company has concluded that it has the ability to exercise significant influence, but not control, over an Aspire through its acquired 49% equity interest and therefore has accounted for the acquisition of the interest under the equity method.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2018

The following table presents details of the Company’s investment is Aspire as of March 31, 2018 and December 31, 2017:

Amount
Balance December 31, 2017	$452,064
Income (loss) from equity method investee	(269)
Distributions received from Aspire	-
Balance March 31, 2018	$452,064

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,268 for the three months ended March 31, 2018 and 2017, respectively.

Executive Employment Agreement

The Company has an employment agreement with the CEO/Chairman to perform duties and responsibilities as may be assigned by the Board of Directors. The base salary is in the amount of $120,000 per annum plus an annual discretionary bonus plus benefits commencing on December 17, 2013 and ending May 1, 2017 with an automatic renewal on each anniversary date (May 1) thereafter.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2018, the Company issued 892,882 shares of common stock (post-split) valued at $299,469 for the settlement of debt related to a 3a10 settlement.

During the three months ended March 31, 2018, the Company issued 647,459 shares of common stock (post-split) for the settlement of $54,541 in notes payable.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company’s Board of Directors approved a one to one thousand (1:1000) reverse stock split. The Company financial statements have been retroactively restated to the reflect the effect of the stock split

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation for Three Months Ended March 31, 2018 and 2017

Revenues

For the three months ended March 31, 2018, we earned revenues in the amount of 263,864, as compared with revenues of $228,760 for the three months ended March 31, 2017.

The increase in revenues for the three months ended March 31, 2018 over the prior year period is due to more customer accounts achieved from a change in our pricing model to become more competitive. We expect to achieve greater revenues for the rest of 2018 over 2017.

Cost of Revenues

Cost of revenues was $55,438 for the three months ended March 31, 2018, as compared with $73,419 for the same period ended March 31, 2017. Our gross profit was $208,426 for the three months ended March 31, 2018 or approximately 79% of revenues, as compared with $155,341 for the same period ended March 31, 2017, or approximately 68% of revenues. Our cost of revenues decreased for 2018 compared with the 207 and was mainly attributable to less spent on subcontracted labor and servers. We expect a similar or increased cost of revenues for the rest of 2018.

Operating Expenses

Our operating expenses were $333,414 for the three months ended March 31, 2018, as compared with $6,163,251 for the three months ended March 31, 2017.

The main reason for our increased operating expenses in 2018 was a result of stock-based compensation to our CEO, Wais Asefi. We expect that our operating expenses for the rest of 2018 will decrease, provided that we do not have to issue stock for services. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2018 and beyond.

Other Income/Expenses

We had other income of $169,226 for the three months ended March 31, 2018 compared with other expenses of $4,756,720 for the same period ended March 31, 2017.

Other income for the three months ended March 31, 2018 consisted mainly of a $103,653 change in the fair value of derivative liabilities based on Black Scholes, along with a $96,721 gain on the settlement of notes payable, offset mainly by the amortization of debt discount of $28,356. Other expenses for the three months ended March 31, 2017 consisted of $4,645,571 due to the loss on change of derivative liabilities, $84,711 in amortization of debt discount and $32,6583 in interest expenses, offset by $6,245 for the loss on the settlement of notes payable.

Net Income/Loss

We had net income of $43,969 for the three months ended March 31, 2018, as compared with a net loss of $10,766,154 for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had total current assets of $18,647, consisting of cash and receivables. Our total current liabilities as of March 31, 2018 were $475,194. We had a working capital deficit of $456,547 as of March 31, 2018.

Cash Flows from Operating Activities

Operating activities provided $45,913 in cash for the three months ended March 31, 2018, compared with cash provided of $24,824 for the three months ended March 31, 2017. Our positive operating cash flow for the three months ended March 31, 2018 was largely the result of changes in accounts payable and accrued expenses of $185,476 and our net income of $43,969 offset mainly by the loss on derivative liability of 103,653 and the gain on the settlement of debt of 96,721. Our positive operating cash flow was largely the result of our share based compensation of $5,004,200 and loss on derivative liabilities of $4,645,571, offset by our net loss of $10,766,154.

Cash Flows from Investing Activities

Investing activities used $27,059 in cash for the three months ended March 31, 2018, compared with no cash used for the three months ended March 31, 2017. Cash flows used in investing activities for the three months ended March 31, 2018 resulted from the capitalized cost for internal use software.

Cash Flows from Financing Activities

Cash flows used by financing activities during the three months ended March 31, 2018 amounted to $25,000, compared with cash flows used by financing activities of $24,099 for the three months ended March 31, 2017. Our negative cash flows for the three months ended March 31, 2018 consisted of payments on convertible notes payable. Our negative cash flows for the three months ended March 31, 2017 consisted of payments on convertible notes payable and loans payable.

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

Going Concern

As of March 31, 2018, we have an accumulated deficit of $15,106,271. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2018, all litigation has been resolved except for the following case:

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

During the three months ended March 31, 2018, we issued 892,882 shares of common stock (post-split) valued at $299,469 for the settlement of debt related to a 3a10 settlement.

During the three months ended March 31, 2018, we issued 647,459 shares of common stock (post-split) for the settlement of $54,541 in notes payable.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Designation, dated May 15, 2017
10.1	Debt Settlement Agreement, dated August 4, 2017
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	June 26, 2018

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

