Form 10-Q
period 2018-06-30
Textmunication Holdings, Inc.
filed 2018-08-15
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: _____3,975,519,454____________  common shares as of August 14, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$50,333	$10,158
Receivables	15,623	2,849
Prepaid	2,613	-
Total current assets	68,569	13,007

Fixed assets, net		-
Software	85,092	45,229
Investment in equity method investee	451,215	452,336

Total assets	604,876	510,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$167,033	$480,719
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	67,393	172,230
Derivitive liability	75,959	319,041
Total current liabilities	322,135	983,740

Total liabilities	322,135	983,740

Stockholders’ equity (deficit)

Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 4,000,000,000 shares authorized; issued and outstanding 3,975,519,454 and 2,435,179 as of June 30, 2018 and December 31, 2017, respectively.	399	244
Additional paid-in capital	15,273,072	14,676,221
Accumulated deficit	(14,991,337)	(15,150,240)
Total stockholders’ equity (deficit)	282,741	(473,168)

Total liabilities and stockholders’ equity (deficit)	$604,876	$510,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended		The Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$227,232	$307,788	$491,124	$536,548

Cost of revenues	61,966	84,047	117,404	157,466

Gross profit	165,266	223,741	373,720	379,082

Operating expenses
Officer compensation	35,500	227,016	75,000	6,301,516
General and administrative expenses	143,127	83,081	435,700	171,832
Total operating expenses	178,627	310,097	510,700	6,473,348

Loss from operations	(13,361)	(86,356)	(136,980)	(6,094,266)

Other income (expense)
Interest expense	(1,855)	(7,064)	(6,015)	(39,747)
Gain (loss) on change of derivative liability		4,032,108	100,108.51	(613,463)
Amortization of debt discount	(14,178)	(26,703)	(42,534)	(111,414)
Gain on settlement of notes payable	148,725	87,375	245,444	93,620
Total other income (expense)	132,692	4,085,716	297,005	(671,004)

Income (loss) from investment in equity method investee	(852)	-	(1,121)	(1,726)

Net income (loss)	$118,479	$3,999,360	$158,903	$(6,766,996)

Basic weighted average common shares outstanding	3,975,519	1,227,993,542	3,641,249	1,227,993,542
Net loss per common share: basic and diluted	$0.03	$0.00	$0.04	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income (loss)	158,903	$(6,766,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	42,534	96,926
(Gain) loss on derivative liability	(100,109)	627,952
Non cash interest expense		50,000
Depreciation		304
Share based compensation		6,115,100
Gain on the settlement of debt	(227,840)	(87,375)
Income from equity method investee	1,121	1,726
Changes in assets and liabilities
Receivables	(12,774)	(22,135)
Accounts payable and accrued expenses	145,816	(64,659)
Prepaid expenses	(2,613)	-
Net cash provided by operating activities	5,038	(49,156)

Distribution from equity method investee		(12,349)
Capitalized cost for internal use software	(39,863)	-
Net cash used in investing activities	(39,863)	(12,349)

Cash Flows from Financing Activities
Proceeds on loans payable	-	11,500
Payments on loans payable	-	(3,712)
Proceeds from convertible notes payable	-	129,489
Payments on convertible notes payable		(22,408)
Payments on convertible notes payable	(25,000)	-
Proceeds on issuance of common stock	100,000
Net cash used in financing activities	75,000	114,869

Net increase in cash	40,175	53,364

Cash, beginning of period	10,158	-

Cash, end of period	$50,331	$53,364

Supplemental disclosure of cash flow information
Cash paid for interest	$3,223	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Conversion of debt		$-
Conversion of convertible notes payable
Settlement of derivative liability

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2018, the Company has an accumulated deficit of $14,991,335 . The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2018, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of the reporting date no allowance for bad debts necessary.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the six months ended June 30, 2018 as a result of applying Topic 606.

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

As of June 30, 2018, and December 31, 2017, the Company capitalized software development costs in the amount of $85,092 and $45,229 respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the three months ended June 30, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$75,959	$75,959

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$319,041	$319,041

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2018 and December 31, 2016:

	2018	2017
Total convertible notes payable	67,393	214,764
Less discounts	-	(42,534)
Convertible notes net of discount	$67,393	$172,230

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

The following table presents details of the Company’s derivative liabilities associated with its convertible notes as of June 30, 2018 and December 31, 2017:

Amount
Balance December 31, 2017	$319,041
Adjustment to derivative liability due to debt conversion	(142,973)
Change in fair market value of derivative liabilities	(100,109)
Balance June 30, 2018	$75,959

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

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at March 31, 2018:

Fair value assumptions – derivative notes:	June 30, 2018
Risk free interest rate	1.27-1.63%
Expected term (years)	0.01-0.01
Expected volatility	397%
Expected dividends	0%

Settlement Agreements

During the six months ended June 30, 2018, the Company entered into certain cancellation agreements with the holder of a certain notes payable in the amounting to $96,721, including accrued interest issued from December 10, 2015 through August 27, 2017. The face value of the canceled debt of $96,721 has been recorded as a gain on settlement of notes payable as of June 30, 2018.

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

The following table presents details of the Company’s investment is Aspire as of June 30, 2018 and December 31, 2017:

Amount
Balance December 31, 2017	$452,336
Income (loss) from equity method investee	(1,121)
Distributions received from Aspire	-
Balance June 30, 2018	$451,215

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,268 for the three months ended June 30, 2018 and 2017, respectively.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2018, the Company issued 892,882 shares of common stock (post-split) valued at $299,469 for the settlement of debt related to a 3a10 settlement.

During the six months ended June 30, 2018, the Company issued 647,459 shares of common stock (post-split) for the settlement of $54,541 in notes payable.

On June 8, 2018 the Company entered into a subscription agreement for 9.98% of the company common shares outstanding for $100,000.

During the three months ended June 30, 2018, the Company’s Board of Directors approved a one to one thousand (1:1000) reverse stock split, which became effective July 9, 2018. The Company consolidated financial statements have been retroactively restated to the reflect the effect of the stock split

NOTE 8 – SUBSEQUENT EVENTS

The 1 – 1,000 Reverse Split of “Textmunication Holdings, Inc.” (TXHD) was announced 7/6/2018. This corporate action from FINRA took effect at the open of business 7/9/2018.

Textmunication Holdings, Inc. (“TXHD”) entered into Advisory Agreements with Mr. Thomas DiBenedetto and Mr. Joseph Griffin on July 9th, 2018. Mr. DiBenedetto will advise Textmunication on business execution, growth initiatives and strategic investment opportunities. Mr. Joseph Griffin will join Textmunication as a financial investment advisor. In his role, he will advise the company on strategic investment opportunities and investment execution.

The company has evaluated subsequent events for recognition and disclosure through August 11, 2018 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Results of Operation for Three Months Ended June 30, 2018 and 2017

Revenues

For the three months ended June 30, 2018, we earned revenues in the amount of $227,232, as compared with revenues of 307,788 for the three months ended June 30, 2017. For the six months ended June 30, 2018, we earned revenues in the amount of $491,124, as compared with revenues of $536,548 for the six months ended June 30, 2017.

The decrease in revenues for the three and six months ended June 30, 2018 over the prior year period is due to focusing on launching a new platform that we are hopeful will increase revenues in future quarters. We expect to achieve greater revenues for the rest of 2018 over 2017.

Cost of Revenues

Cost of revenues was $61,966 for the three months ended June 30, 2018, as compared with $84,047 for the same period ended June 30, 2017. Cost of revenues was $117,404 for the six months ended June 30, 2018, as compared with $157,466 for the same period ended June 30, 2017.

Our gross profit was $165,266 for the three months ended June 30, 2018 or approximately 73% of revenues, as compared with $223,741 for the same period ended June 30, 2017, or approximately 73% of revenues. Our gross profit was $373,720 for the six months ended June 30, 2018 or approximately 76% of revenues, as compared with $379,082 for the same period ended June 30, 2017, or approximately 71% of revenues.

Our cost of revenues decreased for 2018 compared with the 207 and was mainly attributable to less spent on subcontracted labor and servers. We expect a similar or increased cost of revenues for the rest of 2018.

Operating Expenses

Our operating expenses were $178,627 for the three months ended June 30, 2018, as compared with $310,097 for the three months ended June 30, 2017. Our operating expenses were $510,700 for the six months ended June 30, 2018, as compared with $6,473,348 for the six months ended June 30, 2017.

The main reason for our decreased operating expenses in 2018 was a result of less spent on officer compensation and general and administrative expenses. In 2017, we expensed $6,000,000 as a result of stock-based compensation to our CEO, Wais Asefi. We expect that our operating expenses for the rest of 2018 will remain similar to that in the present quarter, provided that we do not have to issue stock for services. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2018 and beyond.

Other Income/Expenses

We had other income of $132,692 for the three months ended June 30, 2018 compared with other income of $4,085,716 for the same period ended June 30, 2017. We had other income of $297,005 for the six months ended June 30, 2018 compared with other expenses of $671,004 for the same period ended June 30, 2017.

Other income for the three months ended June 30, 2018 consisted mainly of a $148,725 gain on the settlement of notes payable, offset mainly by the amortization of debt discount of $14,178. Other income for the three months ended June 30, 2017 consisted mainly of $4,032,108 change in the fair value of derivative liabilities based on Black Scholes.

Other income for the six months ended June 30, 2018 consisted mainly of a $245,444 gain on the settlement of notes payable and $100,108 on the gain on change of derivative liability, offset mainly by the amortization of debt discount of $42,534. Other expenses for the six months ended June 30, 2017 consisted mainly of $613,463 due to the loss on change of derivative liabilities and $111,414 in amortization of debt discount, offset by $93,620 in gain on the settlement of notes.

Net Income/Loss

We had net income of $118,479 for the three months ended June 30, 2018, as compared with net income of $3,999,360 for the three months ended June 30, 2017. We had net income of $158,903 for the six months ended June 30, 2018, as compared with a net loss of $6,766,996 for the three months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $68,569, consisting of cash, receivables and prepaid expenses. Our total current liabilities as of June 30, 2018 were $322,135. We had a working capital deficit of $253,566 as of June 30, 2018.

Cash Flows from Operating Activities

Operating activities provided $5,038 in cash for the six months ended June 30, 2018, compared with cash used of $49,156 for the six months ended June 30, 2017. Our positive operating cash flow for the six months ended June 30, 2018 was largely the result of our net income of $158,903 and changes in accounts payable and accrued expenses of $145,816, offset mainly by the gain on settlement of debt of $227,840 and the loss on derivative liability of 100,109. Our negative operating cash flow for the six months ended June 30, 2017 was largely the result of our net loss for the period of $6,766,995, offset by share based compensation of $6,115,100 and loss on derivative liabilities of $627,952.

Cash Flows from Investing Activities

Investing activities used $39,863 in cash for the six months ended June 30, 2018, compared with cash used of $12,349 for the six months ended June 30, 2017. Cash flows used in investing activities for the six months ended June 30, 2018 resulted from the capitalized cost for internal use software. Cash flows used in investing activities for the six months ended June 30, 2017 resulted from distributions from Aspire under the equity method.

Cash Flows from Financing Activities

Cash flows used by financing activities during the six months ended June 30, 2018 amounted to $75,000, compared with cash flows provided by financing activities of $114,869 for the six months ended June 30, 2017. Our positive cash flows for the six months ended June 30, 2018 consisted of proceeds from the issuance of equity securities. Our positive cash flows for the six months ended June 30, 2017 consisted mainly of proceeds from convertible notes payable.

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

Going Concern

As of June 30, 2018, we have an accumulated deficit of $14,991,337. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2018, all litigation has been resolved except for the following case:

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

During the six months ended June 30, 2018, we issued 892,882 shares of common stock (post-split) valued at $299,469 for the settlement of debt related to a 3a10 settlement.

During the six months ended June 30, 2018, we issued 647,459 shares of common stock (post-split) for the settlement of $54,541 in notes payable.

On June 8, 2018 we entered into a subscription agreement for 9.98% of the company common shares outstanding for $100,000.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Designation, dated May 15, 2017
10.1	Debt Settlement Agreement, dated August 4, 2017
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	August 14, 2018

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

