Form 10-Q/A
period 2018-06-30
Textmunication Holdings, Inc.
filed 2018-08-20
CIK 897078

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: _____3,975,519,454____________  common shares as of August 20, 2018

2

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

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$50,333	$10,158
Receivables	15,623	2,849
Prepaid	2,613	-
Total current assets	68,569	13,007

Fixed assets, net		-
Software	85,092	45,229
Investment in equity method investee	451,215	452,336

Total assets	604,876	510,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$167,033	$480,719
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	67,393	172,230
Derivitive liability	75,959	319,041
Total current liabilities	322,135	983,740

Total liabilities	322,135	983,740

Stockholders’ equity (deficit)

Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 4,000,000,000 shares authorized; issued and outstanding 3,975,519,454 and 2,435,179 as of June 30, 2018 and December 31, 2017, respectively.	399	244
Additional paid-in capital	15,273,070	14,676,221
Accumulated deficit	(14,991,337)	(15,150,240)
Total stockholders’ equity (deficit)	282,741	(473,168)

Total liabilities and stockholders’ equity (deficit)	$604,876	$510,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended		The Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$227,232	$307,788	$491,124	$536,548

Cost of revenues	61,966	84,047	117,404	157,466

Gross profit	165,266	223,741	373,720	379,082

Operating expenses
Officer compensation	35,500	227,016	75,000	6,301,516
General and administrative expenses	143,127	83,081	435,700	171,832
Total operating expenses	178,627	310,097	510,700	6,473,348

Loss from operations	(13,361)	(86,356)	(136,980)	(6,094,266)

Other income (expense)
Interest expense	(1,855)	(7,064)	(6,015)	(39,747)
Gain (loss) on change of derivative liability		4,032,108	100,108.51	(613,463)
Amortization of debt discount	(14,178)	(26,703)	(42,534)	(111,414)
Gain on settlement of notes payable	148,725	87,375	245,446	93,620
Total other income (expense)	132,692	4,085,716	297,006	(671,004)

Income (loss) from investment in equity method investee	(852)	-	(1,121)	(1,726)

Net income (loss)	$118,479	$3,999,360	$158,905	$(6,766,996)

Basic weighted average common shares outstanding	3,975,519	1,227,993,542	3,641,249	1,227,993,542
Net loss per common share: basic and diluted	$0.03	$0.00	$0.04	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income (loss)	158,905	$(6,766,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	42,534	96,926
(Gain) loss on derivative liability	(100,109)	627,952
Non cash interest expense		50,000
Depreciation		304
Share based compensation		6,115,100
Gain on the settlement of debt	(227,840)	(87,375)
Income from equity method investee	1,121	1,726
Changes in assets and liabilities
Receivables	(12,774)	(22,135)
Accounts payable and accrued expenses	145,814	(64,659)
Prepaid expenses	(2,613)	-
Net cash provided by operating activities	5,038	(49,156)

Distribution from equity method investee		(12,349)
Capitalized cost for internal use software	(39,863)	-
Net cash used in investing activities	(39,863)	(12,349)

Cash Flows from Financing Activities
Proceeds on loans payable	-	11,500
Payments on loans payable	-	(3,712)
Proceeds from convertible notes payable	-	129,489
Payments on convertible notes payable		(22,408)
Payments on convertible notes payable	(25,000)	-
Proceeds on issuance of common stock	100,000
Net cash used in financing activities	75,000	114,869

Net increase in cash	40,173	53,364

Cash, beginning of period	10,158	-

Cash, end of period	$50,331	$53,364

Supplemental disclosure of cash flow information
Cash paid for interest	$3,223	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Conversion of debt		$-
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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2018, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of June 30, 2018 and December 31, 2017 were approximately $11,750 and $11,750, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of June 30, 2018 and December 31, 2016:

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

Textmunication Holdings, Inc.

Date:	August 20, 2018

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

