Form 10-Q
period 2018-09-30
Textmunication Holdings, Inc.
filed 2018-11-19
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,256,452 common shares as of November 14, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017;

F-3	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited);

F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited); and

F-5	Notes to Consolidated Financial Statements.

3

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$11,044	$10,158
Receivables	28,625	2,849
Prepaid	4,048	-
Total current assets	43,717	13,007

Fixed assets, net	-	-
Software , net	-	45,229
Investment in equity method investee	450,099	452,336

Total assets	493,816	510,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$272,116	$480,719
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	45,000	172,230
Derivative liability	56,698	319,041
Total current liabilities	385,564	983,740

Total liabilities	385,564	983,740

Stockholders’ equity (deficit)

Preferred stock, 1,774,000 total shares authorized, $0.0001 par value, Series A - Preferred stock 4,000 Authorized $.0001 par value 4,000 issued and outstanding	400	400
Series B - Preferred stock, 20,000 shares authorized, $0.0001 par value, 20,000 issued and outstanding	7	7
Series C - Preferred stock, 1,750,000 shares authorized, $0.0001 par value, 1,750,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 3,976,452 and 3,975,519 as of September 30, 2018 and December 31, 2017, respectively.	244	244
Additional paid-in capital	15,273,224	14,676,221
Accumulated deficit	(15,165,823)	(15,150,240)
Total stockholders’ equity (deficit)	108,252	(473,168)

Total liabilities and stockholders’ equity (deficit)	$493,816	$510,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended		The Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$218,251	$184,835	$709,375	$721,383

Cost of revenues	117,241	87,028	232,145	244,494

Gross profit	101,010	97,807	477,230	476,889

Operating expenses
Officer compensation	34,500	85,639	109,500	6,263,166
General and administrative expenses	182,737	448,019	620,936	743,840
Impairment of Inhouse Software	85,092	-	85,092	-
Total operating expenses	302,329	533,658	815,528	7,007,006

Loss from operations	(201,309)	(435,851)	(338,298)	(6,530,117)
Other income (expense)
Interest expense	(1,207)	(97,020)	(7,222)	(136,767)
Gain (loss) on change of derivative liability	19,261	(37,684)	119,369	(651,147)
Amortization of debt discount		(47,794)	(42,534)	(159,208)
Gain on settlement of notes payable	9,893	1,726	255,339	95,346
Total other income (expense)	(27,947)	(180,772)	324,952	(851,776)

Income (loss) from investment in equity method investee	(1,116)	(492)	(2,237)	(2,218)

Net income (loss)	$(174,488)	$(617,115)	$(15,583)	$(7,384,111)

Basic weighted average common shares outstanding	3,976,452	1,486,956,888	3,641,249	2,722,097,440
Net loss per common share: basic and diluted	$(0.04)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income (loss)	(15,583)	$(7,384,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	42,534	158,903
(Gain) loss on derivative liability	196,168	651,147
Non cash interest expense		51,621
Depreciation		305
Write off Inhouse software	85,092
Share based compensation		6,115,100
Gain on the settlement of debt	(261,256)	(95,346)
Income from equity method investee	2,237	2,218
Changes in assets and liabilities
Receivables	(25,776)	(14,733)
Accounts payable and accrued expenses	(41,119)	464,162
Prepaid expenses	(4,048)	-
Net cash provided by operating activities	(21,751)	(50,734)

Purchase of Fixed Assets		(43,068)
Capitalized cost for internal use software	(39,863)	-
Net cash used in investing activities	(39,863)	(43,068)

Cash Flows from Financing Activities
Proceeds on loans payable	-	11,500
Payments on loans payable		(31,871)
Proceeds from convertible notes payable		129,489
Payments on convertible notes payable	(37,500)	-
Proceeds on issuance of common stock	100,000
Net cash used in financing activities	62,500	109,118

Net increase in cash	886	15,316

Cash, beginning of period	10,158	-

Cash, end of period	$11,044	$15,316

Supplemental disclosure of cash flow information
Cash paid for interest	$4,431	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Conversion of Notes Payable		$-
Common Stock Issued for debt and accounts payable settlement		$117,862
Conversion of common Stock to preferred stock		$175,000
Derivative liabilities from conversion feature		$129,849
Derivative liability reclassified to paid in capital	$142,973	$1,085,344
Settlement of derivative liability	$262,343	$247,305

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Textmunication Holdings, Inc. (Company) was incorporated on May 13, 2010 under the laws of the State of California. Textmunication Holdings, Inc.is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. For merchants we provide a mobile marketing platform where they can always send the most up-to-date offers/discounts/alerts/events schedule, such as happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through Textmunication Holdings, Inc.by opting in to keywords designated to the merchant’s keywords.

On November 16, 2013, the Company entered into a Share Exchange Agreement (SEA) with Textmunication Holdings (Holdings). a Nevada corporation, whereby the sole shareholder of the Company received 65,640 (post-split) new shares of common stock of Holdings in exchange for 100% of the Company’s issued and outstanding shares.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2018, the Company has an accumulated deficit of $15,165,823. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2018, no cash balances exceeded the federally insured limit.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Professional services revenues are generated from SMS and RCS packages where client logs into a cloud-based application to send targeted SMS messages to their subscribers base. Our custom web application SMS/RCS platform is typically billed on a fixed-price based on the number of SMS/RCS allocated for each package our client purchases. Generally, revenue for SMS/RCS services is recognized immediately as our clients have instant access to their web-based application to send out messages, the number of SMS/RCS messages allocated to a client expires at the end of each month and renews beginning of each month. The Company offers whereby control of the product passes to the customer when delivered and revenue is recognized at the time of delivery.

Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the nine months ended September 30, 2018 as a result of applying Topic 606.

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

As of September 30, 2018, after series of testing and evaluation, management had concluded that the software is inadequate and cannot be fully utilize with the ever-increasing transactions of the company and customer demands. As a result, the balances as of September 30, 2018 and December 31, 2017, the capitalized software development costs in the amount of $85,092 and $45,229 respectively was determined to be fully impaired.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the three months ended September 30, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$56,698	$56,698

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$319,041	$319,041

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2018, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of September 30, 2018 and December 31, 2017 were approximately $11,750 and $11,750, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Total convertible notes payable	45,000	214,764
Less discounts	-	(42,534)
Convertible notes net of discount	$45,000	$172,230

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

The following table presents details of the Company’s derivative liabilities associated with its convertible notes as of September 30, 2018 and December 31, 2017:

Amount
Balance December 31, 2017	$319,041
Adjustment to derivative liability due to debt conversion	(142,973)
Change in fair market value of derivative liabilities	(119,370)
Balance September 30, 2018	$56,698

During the nine months ended September 30, 2018, the Company issued 647,458 shares of common stock with a fair value of $54,631 for the partial conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of 866,361. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

The Black-Scholes model utilized the following inputs to value the derivative liability at the date of issuance of the convertible note and at September 30, 2018:

Fair value assumptions – derivative notes:	September 30, 2018
Risk free interest rate	1.27-1.63%
Expected term (years)	0.01 - 0.01
Expected volatility	554%
Expected dividends	0%

Settlement Agreements

During the nine months ended September 30, 2018, the Company entered into certain cancellation agreements with the holder of a certain notes payable in the amounting to $96,721, including accrued interest issued from December 10, 2015 through August 27, 2017. The face value of the canceled debt of $96,721 has been recorded as a gain on settlement of notes payable as of September 30, 2018. The company also have settled convertible notes amounting to $172,230 for a total amount of $32,500

NOTE 5 – INVESTMENT IN ASPIRE CONSULTING GROUP, LLC

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

The following table presents details of the Company’s investment is Aspire as of June 30, 2018 and December 31, 2017:

Amount
Balance December 31, 2017	$452,336
Income (loss) from equity method investee	(2,237)
Distributions received from Aspire	-
Balance September 30, 2018	$450,099

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $15,872 and $15,803 for the nine months ended September 30, 2018 and 2017, respectively.

Executive Employment Agreement

The Company has an employment agreement with the CEO/Chairman to perform duties and responsibilities as may be assigned by the Board of Directors. The base salary is in the amount of $120,000 per annum plus an annual discretionary bonus plus benefits commencing on December 17, 2013 and ending May 1, 2019 with an automatic renewal on each anniversary date (May 1) thereafter.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2018, the Company issued 892,882 shares of common stock (post-split) valued at $299,469 for the settlement of debt related to a 3a10 settlement.

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

On October 12, 2018, Textmunication Holdings, Inc. (“Company”), Wais Asefi, the Company’s CEO, and David Thielen, the Company’s COO, entered into a Settlement Agreement and Release (the “Agreement”) with Lester Einhaus (“Holder”) concerning a $25,000 convertible note issued by the Company to the Holder on September 23, 2015 (the “Note”).

The Holder initiated litigation against the Company on April 27, 2017, in the Circuit Court of Cook County, Illinois, Case No. 2017 L 506, which was later removed to the United States District Court for the Northern District of Illinois, Case No. 17 C 4478 (the “Einhaus Lawsuit”). Messrs. Asefi and Thielen also brought claims against The Holder. The Agreement settled the Note and all claims, and the parties signed an order to dismiss the Einhaus Lawsuit.

The Agreement requires the Company to issue to the Holder 475,000 shares of the Company’s common stock, subject to the condition that the Holder does not own more than 4.99% of the Company’s outstanding shares at any time. As such, the shares will be issued out in tranches, with the first such tranche due within 10 days of signing the Agreement for 198,000 shares. The Holder agreed to a daily leak out of the greater of 10,000 shares or 15% of the trading volume.

On October 20, 2018, the Company issued 80,000 to a consultant for professional services.

The company has evaluated subsequent events for recognition and disclosure through September 30, 2018 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

In the past 4 years, we have grown to over 765 clients and more than 950 different locations in the United States and Canada. We have achieved this with an expanded focus on a variety of industries, including restaurants, retailers, entertainment venues and other partnership opportunities. We are looking to open new SMS markets in Europe and Asia based on new client relationships. We have decided to focus our energy on the gym, health and fitness club market. However, we are also working with Quick Service Restaurants (QSR), Beauty/Tanning salons, hospitality, entertainment, digital marketing and sporting events. Our new Smart Automated Messaging (SAM) platform is fully operational and has completely replaced our legacy software platform. The SAM platform has the capacity to bring on several thousand new clients while adding new functionality such as Rich Communication Services (RCS) and Artificial Intelligence (AI). We will be introducing both technologies to SAM in early 2019.

Our new software platform provides a powerful nonintrusive and valued-added engagement tool capable of delivering more than one billion SMS per month. CIOReview Magazine recognized Textmunication as one of the “Top 20 Most Promising Digital Marketing Solution Providers” in its annual 2018 edition. We offer cutting-edge technology with upcoming solutions such as Rich Communication Services (RCS). We were chosen as an early adopter of RCS by aleading mobile messaging provider, OpenMarket, which could create a paradigm shift in the text messaging world with rich images, videos, chat box features and multi-media in a single text.

We have built an advanced “Communication Platform as a Service” (CPaaS) backbone enabling developers to add real-time communication features in their own applications without needing to build backend infrastructure and interfaces. We are working to develop “Messaging as a Platform” (MaaP). A MaaP platform combines advanced messaging with standardized interfaces to plugins creating a richer experience for consumers, such as RCS. Textmunication is targeting its RCS solution for early 2019. Textmunication expanded its White Label program allowing companies of all sizes to implement an “out-of-the-box” solution “Powered by Textmunication”. In addition to White Label, the company offers standalone Application Programming Interfaces or APIs, integrated API solutions and non-integrated services.

API development is a major focus for the remainder of 2018 and into 2019. We can produce a new API in 2-3 weeks for each new client. We now have 7 of the top 8 Health Club Management Software (CMS) companies using our integrated SMS fitness solution. There is no other automated health and fitness solution offering a completed end-to-end solution similar to ours. We now have access to more than 25,000 health clubs in North America and will focus on converting new clubs to our solution in the next 12 months.

By adding RCS and AI, we can add customer value and higher priced solutions to any vertical we are pursuing. The evolution of SMS into RCS will establish Textmunication as an innovator of new technology and upgraded services. We are pursuing AI assets to add to SAM which will establish us as a pure technology company with an advanced communication platform. We feel the transformation into a technology company with AI will open new revenue streams and add value to our technology assets.

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

Results of Operation for Three Months Ended September 30, 2018 and 2017

Revenues

For the three months ended September 30, 2018, we earned revenues in the amount of $218,251, as compared with revenues of $184,835 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we earned revenues in the amount of $709,375, as compared with revenues of $721,383 for the nine months ended September 30, 2017.

The slight decrease in revenues for the nine months ended September 30, 2018 over the prior year period is due to focusing on launching a new platform that we are hopeful will increase revenues in future quarters. We expect to achieve greater revenues for the rest of 2018 over 2017.

Cost of Revenues

Cost of revenues was $117,241 for the three months ended September 30, 2018, as compared with $87,028 for the same period ended September 30, 2017. Cost of revenues was $232,145 for the nine months ended September 30, 2018, as compared with $244,494 for the same period ended September 30, 2017.

Our gross profit was $101,010 for the three months ended September 30, 2018 or approximately 46% of revenues, as compared with $97,807 for the same period ended September 30, 2017, or approximately 53% of revenues. Our gross profit was $477,230 for the nine months ended September 30, 2018 or approximately 67% of revenues, as compared with $476,889 for the same period ended September 30, 2017, or approximately 66% of revenues.

Our cost of revenues increased for 2018 compared with the 2017 and our margins were less as a result of additional development resources. We expect a similar cost of revenues for the rest of 2018.

Operating Expenses

Our operating expenses were $302,329 for the three months ended September 30, 2018, as compared with $533,658 for the three months ended September 30, 2017. Our operating expenses were $815,52 for the nine months ended September 30, 2018, as compared with $7,007,006 for the nine months ended September 30, 2017.

The main reason for our decreased operating expenses in 2018 was a result of less spent on officer compensation and general and administrative expenses. In 2017, we expensed $6,000,000 as a result of stock-based compensation to our CEO, Wais Asefi. We expect that our operating expenses for the rest of 2018 will remain similar to that in the present quarter, provided that we do not have to issue stock for services. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increased revenues will lessen that trend for 2018 and beyond.

Other Income/Expenses

We had other income of $27,947 for the three months ended September 30, 2018 compared with other expenses of $180,772 for the same period ended September 30, 2017. We had other income of $324,952 for the nine months ended September 30, 2018 compared with other expenses of $851,776 for the same period ended September 30, 2017.

Other income for the three months ended September 30, 2018 consisted mainly of a $19,261 change in fair value of derivative liabilities based on the Black-Scholes option pricing model. Other expenses for the three months ended September 30, 2017 consisted mainly of interest expense of $97,020, amortization of debt discount of $47,794 and a gain on derivative liability of $37,684.

Other income for the nine months ended September 30, 2018 consisted mainly of a $255,339 gain on the settlement of notes payable and a $119,369 change in the fair value of derivative liabilities based on the Black-Scholes option pricing model, offset mainly by the amortization of debt discount of $42,534. Other expenses for the nine months ended September 30, 2017 consisted mainly of a $651,147 change in the fair value of derivative liabilities based on the Black-Scholes option pricing model, along with a $159,208 amortization of debt discount.

Net Income/Loss

We had a net loss of $174,488 for the three months ended September 30, 2018, as compared with a net loss of $617,115 for the three months ended September 30, 2017. We had a net loss of $15,583 for the nine months ended September 30, 2018, as compared with a net loss of $7,384,111 for the three months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $43,717, consisting of cash, receivables and prepaid expenses. Our total current liabilities as of September 30, 2018 were $385,564. We had a working capital deficit of $341,847 as of September 30, 2018, compared with a working capital deficit of $253,566 as of June 30, 2018.

Cash Flows from Operating Activities

Operating activities used $21,751 in cash for the nine months ended September 30, 2018, compared with cash used of $50,734 for the nine months ended September 30, 2017. Our negative operating cash flow for the nine months ended September 30, 2018 was largely the result of a gain on settlement of debt of $261,256, offset mainly by gain on derivative liability of $196,168. Our negative operating cash flow for the nine months ended September 30, 2017 was largely the result of our net loss for the period of $7,384,111, offset by share-based compensation of $6,115,100 and loss on derivative liabilities of $651,147.

Cash Flows from Investing Activities

Investing activities used $39,863 in cash for the nine months ended September 30, 2018, compared with cash used of $43,068 for the nine months ended September 30, 2017. Cash flows used in investing activities for the nine months ended September 30, 2018 resulted from the capitalized cost for internal use software. Cash flows used in investing activities for the nine months ended September 30, 2017 resulted from the purchase of fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2018 amounted to $62,500, compared with cash flows provided by financing activities of $109,118 for the nine months ended September 30, 2017. Our positive cash flows for the nine months ended September 30, 2018 consisted of proceeds from the issuance of equity securities, offset by payments on convertible notes payable. Our positive cash flows for the nine months ended September 30, 2017 consisted of proceeds from convertible notes and loans payable, offset by payments on loans payable.

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

We have experienced a history of losses. With our revenues increasing, however, we are less reliant on outside capital as we have been in the past. We have limiting raising money through convertible debt, since they are almost always on unfavorable terms. There is no guarantee that these small convertible loans will be available to us in the future or on terms acceptable to us.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of September 30, 2018, we have an accumulated deficit of $15,165,823. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2018, Textmunication Holdings, Inc. (“Company”), Wais Asefi, the Company’s CEO, and David Thielen, the Company’s COO, entered into a Settlement Agreement and Release (the “Agreement”) with Lester Einhaus (“Holder”) concerning a $25,000 convertible note issued by the Company to the Holder on September 23, 2015 (the “Note”).

The Holder initiated litigation against the Company on April 27, 2017, in the Circuit Court of Cook County, Illinois, Case No. 2017 L 506, which was later removed to the United States District Court for the Northern District of Illinois, Case No. 17 C 4478 (the “Einhaus Lawsuit”). Messrs. Asefi and Thielen also brought claims against The Holder. The Agreement settled the Note and all claims, and the parties signed an order to dismiss the Einhaus Lawsuit.

The Agreement requires the Company to issue to the Holder 475,000 shares of the Company’s common stock, subject to the condition that the Holder does not own more than 4.99% of the Company’s outstanding shares at any time. As such, the shares will be issued out in tranches, with the first such tranche due within 10 days of signing the Agreement for 198,000 shares. The Holder agreed to a daily leak out of the greater of 10,000 shares or 15% of the trading volume.

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

During the nine months ended September 30, 2018, we issued 892,882 shares of common stock (post-split) valued at $299,469 for the settlement of debt related to a 3a10 settlement.

During the nine months ended September 30, 2018, we issued 647,459 shares of common stock (post-split) for the settlement of $54,541 in notes payable.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	November 16, 2018

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

