Form 10-K
period 2018-12-31
Textmunication Holdings, Inc.
filed 2019-04-02
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $249,999

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,371,452 common shares as of March 29, 2019

PART I

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

In the past 4 years, we have grown to over 765 clients and more than 950 different locations in the United States and Canada. We have achieved this with an expanded focus on a variety of industries, including restaurants, retailers, entertainment venues and other partnership opportunities. We are looking to open new SMS markets in Europe and Asia based on new client relationships. We have decided to focus our energy on the gym, health and fitness club market. However, we are also working with Quick Service Restaurants (QSR), Beauty/Tanning salons, hospitality, entertainment, digital marketing and sporting events. Our new Smart Automated Messaging (SAM) platform is fully operational and has completely replaced our legacy software platform. The SAM platform has the capacity to bring on several thousand new clients while adding new functionality such as Rich Communication Services (RCS) and Artificial Intelligence (AI). We will be introducing RCS to SAM in April 2019 and the AI functionality in the second half of 2019.

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

We have built an advanced “Communication Platform as a Service” (CPaaS) backbone enabling developers to add real-time communication features in their own applications without needing to build backend infrastructure and interfaces. We are working to develop “Messaging as a Platform” (MaaP). A MaaP platform combines advanced messaging with standardized interfaces to plugins creating a richer experience for consumers, such as RCS. Textmunication is targeting its RCS solution for April 2019. Textmunication expanded its White Label program allowing companies of all sizes to implement an “out-of-the-box” solution “Powered by Textmunication”. In addition to White Label, the company offers standalone Application Programming Interfaces or APIs, integrated API solutions and non-integrated services.

API development is a major focus for 2019. We can produce a new API in 2-4 weeks for each new client. We now have 7 of the top 8 Health Club Management Software (CMS) companies using our integrated SMS fitness solution. There is no other automated health and fitness solution offering a completed end-to-end solution similar to ours. We now have access to more than 25,000 health clubs in North America and will focus on converting new clubs to our solution in the next 12 months.

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

Our goal is to partner with the industry leading enterprise software providers to the Health and Fitness Industry. We believe the top five enterprise software providers in the health and fitness industry account for more than 50% of the total gyms and fitness centers worldwide. By integrating our web-based platform into the existing infrastructure of an enterprise software provider, we can then uniquely market our service to gyms and fitness centers on a ‘turnkey’ basis. We believe this provides a significant competitive advantage to us. Our monthly billing rates range between $49-$299 per club. Over the next 24 months our goal is to become an add-on component to the billing features of at least 50% of the gym billing providers so that we can attract as many as 5,000 Gym, Health & Fitness clubs in the US. We then intend to expand internationally where there are as many as 165,000 Gyms, Health & Fitness clubs as of 2013. In addition, we plan on utilizing the same strategy in the salon, entertainment, hospitality, sporting event and healthcare markets. We are also looking at new technologies and services such as Rich Communication Services (RCS) which will help us expand our leadership in the health and fitness market.

TXMT Platform Features

We offer our clients a mobile marketing platform. We completed our new Generation 3 software platform named “Smart Automated Messaging” or SAM in 2017. This new platform will have the ability to send more than one billion SMS per month. Our current platform offers the following:

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

Referral Partners

We have signed up more than 750 Gym, Health and Fitness Clubs from our relationships listed above. We have spent our efforts developing strategic partnerships in the fitness and salon sectors. These relationships allow us the ability to scale our business due to their status and control in their respective markets. Many of these relationships are on an exclusive basis. Textmunication has positioned itself as the SMS mobile marketing leader in both the fitness and salon markets. By integrating with software management systems, the clubs and salons using the software platform will have the SMS option easily available to them. Our new White Label program takes our strategic partnerships to the next level. Our White Label program is owned by our partners on the front-end while we support the technology and database. This provides a solution controlled by our partners allowing for more visibility to their end clients.

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

The principal laws and regulations that pertain to us and our customers in connection with their utilization of our platform, include:

●	Deceptive Trade Practice Law in the U.S. The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be “clearly and conspicuously” disclosed to the consumer prior to the buying decision. The balancing of the desire to capture a potential customer’s attention, while providing adequate disclosure, can be challenging in the mobile context due to the lack of screen space available to provide required disclosures.
●	Behavioral Advertising. Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual’s web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC is considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in recent years that would restrict behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer. There have also been a large number of class action suits filed against companies engaged in behavioral advertising.

●	Behavioral Advertising-Privacy Regulation. Our business is affected by U.S. federal and state laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual.
●	Marketing-Privacy Regulation. In addition, there are U.S. federal and state laws that govern SMS and telecommunications-based marketing, generally requiring senders to transmit messages (including those sent to mobile devices) only to recipients who have specifically consented to receiving such messages. U.S. federal laws also govern e-mail marketing, generally imposing an opt-out requirement for emails sent within an existing business relationship.
●	SMS and Location-Based Marketing Best Practices and Guidelines. We are a member of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services. We also voluntarily comply with those guidelines, which generally require notice and user consent for delivery of location-based services.
●	The United States Telephone Consumer Protection Act. The TCPA prohibits unsolicited voice and text calls to cell phones through the use of an automatic telephone-dialing system (ATDS) unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list and restricts the hours when such messages may be sent. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls. We believe that our platform does not employ an ATDS within the meaning of the TCPA based on case law construing that term.
●	CAN-SPAM. The U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN SPAM Act, prohibits all commercial e-mail messages, as defined in the law, to mobile phones unless the device owner has given “express prior authorization.” Recipients of such messages must also be allowed to opt-out of receiving future messages the same way they opted-in. Senders have ten business days to honor opt-out requests. The FCC has compiled a list of domain names used by wireless service providers to which marketers may not send commercial e-mail messages. Senders have 30 days from the date the domain name is posted on the FCC site to stop sending unauthorized commercial e-mail to addresses containing the domain name. Violators are subject to fines of up to $6.0 million and up to one year in jail for some spamming activities. Carriers, the FTC, the FCC, and State Attorneys General may bring lawsuits to enforce alleged violations of the Act.
●	Communications Privacy Acts. Foreign and U.S. federal and state laws impose liability for intercepting communications while in transit or accessing the contents of communications while in storage.
●	Security Breach Notification Requirements. In the U.S., various states have enacted data breach notification laws, which require notification of individuals and sometimes state regulatory bodies in the event of breaches involving certain defined categories of personal information. This new trend suggests that breach notice statutes may be enacted in other jurisdictions, including by the U.S. at the federal level, as well.
●	Children. The Children’s Online Privacy Protection Act prohibit the knowing collection of personal information from children under the age of 13 without verifiable parental consent, and strictly regulate the transmission of requests for personal information to such children. Other countries do not recognize the ability of children to consent to the collection of personal information. In addition, it is likely that behavioral advertising regulations will impose special restrictions on use of information collected from minors for this purpose.

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

Aspire is headquartered in Gaithersburg, Maryland. It provides IT consulting and solution-based services as a Service Disabled Veteran Owned Small Business Concern (SDVOSBC) to commercial, state and federal contractors. Aspire’s leadership and advisory board consists of executives from Cyber Security, Healthcare, Quality Management, Unified Communications and Financial Services.

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
Security & Compliance
Enterprise Architecture

IT Strategy and Planning

Aspire helps clients navigate through strategic planning to create change and achieve corporate alignment. Its value-based management methodology allows it to help clients align their decisions to business needs.

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

Employees

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have 7 employees, including a CEO, COO, VP of Sales, Lead Developer, Marketing Director, Client Success Manager and two Business Development Representatives. We have 5 consultants that assist with development, systems engineering, and inside sales. We recently contracted an API Engineer and Scalability Engineer to help build-out our new SMS software platform. We do not have employment agreements or written consulting agreements with any of our personnel, except for our CEO, Wais Asefi. His employment agreement obligates us to pay him $132,000 annually. In order to compensate him and all of the above managerial and administrative support, we estimate we will require and additional $100,000 in revenue in the next twelve months.

We intend to hire sales personnel to help grow our business. Our anticipated sales force will work in teams of two. There will be a position for LDR (Lead Development & Research), who is responsible for originating new leads and converting those leads into scheduled appointments for an AR (Account Representative), who will perform an online demo overview about our company and the services we offer. We expect to pay an LDR $36,000 annually and the AE $40,000 annually.

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

From our past experience, one team should be able to reach out to 1,600 contacts and yield 60 demos per month. With this forecast, which is really just an estimate, one team could generate $6,000 in new sales per month. We hope to hire 2 teams for a total of $100,000 in the next twelve months.

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

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	.72	.58
September 30, 2018	1.09	.79
June 30, 2018	.02	.01
March 31, 2018	.01	.01

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	.001	.0001
September 30, 2017	.001	.0003
June 30, 2017	.0057	.0007
March 31, 2017	.0094	.0005

For more details go to https://www.nasdaq.com/symbol/txhd/historical

On March 29, 2019, the last sales price per share of our common stock on the OTCPink was $.39.

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

Holders of Our Common Stock

As of March 29, 2019, we had 11,371,452 shares of our common stock issued and outstanding, held by 93 shareholders of record, other than those held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2018 there was issuer did not award or issue and shares under the Equity Compensation Plan or award any ESOP shares.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

For the year ended December 31, 2018, we earned revenues in the amount of $1,066,408, as compared with revenues of $943,739 for the year ended December 31, 2017. The increase in revenues for 2018 over 2017 is due to increase in partner relationships with companies reselling our services and increasing demands for text messaging marketing in our target markets.

Cost of Sales

Cost of sales was $314,638 and $317,336 for the years ended December 31, 2018 and 2017, respectively. Our cost of revenues slightly decreased for 2018 compared with the 2017 and our margins were more as a result of additional development resources in 2017. We expect a similar cost of revenues for 2019.

Our gross profit was $751,770 for the year ended December 31, 2018 or approximately 70% of revenues, as compared with $626,403 for the year ended September 30, 2017, or approximately 66% of revenue.

Operating Expenses

Our operating expenses were $1,058,498 for the year ended December 31, 2018, as compared with $7,175,163 for the year ended December 31, 2017. The main reason for our decreased operating expenses in 2017 was a result of stock-based compensation to our CEO, Wais Asefi.

The main reason for our decreased operating expenses in 2018 was a result of less spent on officer compensation and general and administrative expenses. In 2017, we expensed $6,000,000 as a result of stock-based compensation to our CEO, Wais Asefi. Other major operating expenses decreased was the cost of legal and professional expenses. We expensed approximately $370,000 stock based legal fees for filling of 3A10 exemption.

We expect that our operating expenses for the rest of 2019 will remain similar to that in the present year, provided that we do not have to issue stock for services. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increased revenues will lessen that trend for 2019 and beyond.

Other Income and Expenses

We had net other income of $329,383 for the year ended December 31, 2018 and net other expenses of $1,098,734 for the same period ended December 31, 2017. Other income in 2018 consisted of $119,370 gain on settlement of derivative liabilities, and $255,339 gain on settlement of notes payables. Other expenses for 2018 consisted mainly of the amortization of debt discount of $42,534. In 2017 other expenses consisted of $850,753 in the loss on change of derivative liabilities change in fair value of derivative liabilities based on the Black-Scholes option pricing model, $188,549 in amortization of debt discount and $96,993 interest expense.

Net Income

We had a net income of $21,003 for the year ended December 31, 2018, as compared with net loss of $7,649,220 for the year ended December 31, 2017. The turnaround was mainly due to decrease in stock-based officer compensation in previous year.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $83,029. Our total current liabilities as of December 31, 2018 were $257,180. We had a working capital deficit of $174,151 as of December 31, 2018.

Cash flows from Operating Activities

Operating activities used $101,803 in cash the year ended December 31, 2018, as compared with $145,719 for the year ended December 31, 2017. Our loss from operations $306,728 was the main component of our negative operating cash flow, operating loss was partially offset by non-cash other income of $329,383.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2018 amounted to $150,000, as compared with $201,106 for the year ended December 31, 2017. Our positive cash flow in 2018 consisted mostly of proceeds from paid in capital, proceeds from the sale of convertible promissory notes, offset by settlement of notes payables. Our positive cash flow in 2017 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable.

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

Going Concern

As of December 31, 2018, we have an accumulated deficit of $15,129,237. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K.

Item 7. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2018 and 2017
F-3	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Textmunication Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Textmunication Holdings, Inc.(the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

April 1, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$68,513	$10,158
Receivables	14,516	2,849
Total current assets	83,029	13,007

Software	-	45,229
Investment in equity method investee	450,683	452,336

Total assets	$533,712	$510,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$225,430	$480,719
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	20,000	172,230
Derivitive liability	-	319,041
Total current liabilities	257,180	983,740

Total liabilities	257,180	983,740

Stockholders’ Equity (Deficit)
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; 4,456,452 and 2,435,179 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	446	244
Additional paid-in capital	15,404,716	14,676,221
Accumulated deficit	(15,129,237)	(15,150,240)
Total stockholders’equity (deficit)	276,532	(473,168)

Total liabilities and stockholders’ equity (deficit)	$533,712	$510,572

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Year Ended
	December 31, 2018	December 31, 2017

Sales	$1,066,408	$943,739
Cost of revenues	314,638	317,336

Gross profit	751,770	626,403
Operating expenses
Advertising	13,873	26,389
General and administrative expenses	132,908	114,831
Legal and Professional fees	256,370	554,119
Officer Compensation	353,700	6,345,166
Salaries and Related	132,208	96,901
Sales Commission	64,053	14,849
Office Rent	20,294	22,908
Impairment of inhouse software	85,092
Total operating expenses	1,058,498	7,175,163

Loss from operations	(306,728)	(6,548,760)

Other income (expense)
Interest expense	(2,792)	(96,993)
Loss on change of derivative liability		(850,753)
Amortization of debt discount	(42,534)	(188,549)
Gain on settlement of derivative liabilities	119,370
Gain on settlement of notes payable	255,339	37,561
Total other income (expense)	329,383	(1,098,734)

Income (loss) from investment in equity method investee	(1,652)	(1,726)

Net income (loss)	$21,003	$(7,649,220)

Basic weighted average common shares outstanding	4,223,119	1,994,897
Net Income (loss) per common share: basic and diluted	$0.0050	$(4.26)

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	4,000,000	$400	66,667	$7	-	$-	$199,403	$20	$6,258,265	$(7,501,020)	$(1,242,328)

Stock issued to settle notes payable							1,608,879	161	921,857		922,018
Stock issued to settle debt							299,397	30	109,541		109,571
Shares issued for services							2,077,500	208	6,114,892		6,115,100
Conversion of common stock to preferred					2,000,000	200	(1,750,000)	(175)	(25)		-
Settlement of derivative liability									1,271,691		1,271,691
Net loss										(7,649,220)	(7,649,220)

Balance, December 31, 2017	4,000,000	$400	66,667	$7	2,000,000	$200	$2,435,179	$244	$14,676,221	$(15,150,240)	$(473,168)
Proceeds from subscription agreements									150,000		150,000
Stock issued to settle notes payable							2,021,273	202	174,816		175,018
Settlement of derivative liability									403,679		403,679
Net Income										21,003	21,003
Balance, December 31, 2018	4,000,000	$400	66,667	7	2,000,000	200	4,456,452	446	15,404,716	(15,129,237)	276,532

The accompanying notes are an integral part of these financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31

	2018	2017
Cash Flows from Operating Activities
Net Income (loss)	21,003	$(7,649,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	42,534	188,549
Loss on derivative liability		850,753
Impairment of software cost	45,229
Non cash interest expense		81,272
Depreciation	13,134	304
Share based compensation		6,115,100
Gain (Loss) on the settlement of debt	(255,339)	(37,561)
Gain on settlement of derivative liabilities	(119,370)
Income from equity method investee	1,653	1,726
Changes in assets and liabilities
Receivables	(11,667)	908
Accounts payable and accrued expenses	161,020	302,450
Net cash provided by / ( used in) operating activities	(101,803)	(145,719)
Capitalization of software cost		(45,229)
Net cash provided by investing activities	-	(45,229)
Cash Flows from Financing Activities
Proceeds from subscription	150,000
Proceeds on loans payable		11,500
Payments on loans payable		(15,212)
Net proceeds from convertible notes payable		204,818
Net cash provided by financing activities	150,000	201,106
Net increase in cash	48,197	10,158
Cash, beginning of period	10,158	-
Cash, end of period	$58,355	$10,158
Supplemental disclosure of cash flow information
Cash paid for interest	$6,171	$10,522
Non-Cash investing and financing transactions
Conversion of debt for common stock		$109,571
Conversion of convertible notes payable	$127,230	$922,018
Settlement of derivative liability	$319,041	$1,271,691

The accompanying notes are an integral part of these audited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

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

On July 9, 2018 the 1 – 1,000 Reverse Split of “Textmunication Holdings, Inc.” (TXHD) common stock took effect at the open of business. All shares and per share amounts have been retroactively adjusted to reflect the r3everse split.

July 9th, 2018 Textmunication Holdings, Inc. (“TXHD”) entered into Advisory Agreements with Mr. Thomas DiBenedetto and Mr. Joseph Griffin. Mr. DiBenedetto will advise Textmunication on business execution, growth initiatives and strategic investment opportunities. Mr. Joseph Griffin will join Textmunication as a financial investment advisor. In his role, he will advise the company on strategic investment opportunities and investment execution.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2018 and 2017. We have summarized our most significant accounting policies.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2018, the Company has an accumulated deficit of $15,129,237. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2018 and 2017 no cash balances exceeded the federally insured limit.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2018, and 2017 the allowance for doubtful accounts was $0 and bad debt expense of $0 and $0, respectively.

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

Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the year ended December 31, 2018 as a result of applying Topic 606.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

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

As of December 31, 2018 there’s no financial assets and liabilities measured at fair value.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for renewals or betterments are capitalized, and repairs and maintenance are charged to expense as incurred the cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss thereon is reflected in operations. Company policy capitalize property and equipment for cost over $1,000, asset acquired under $1,000 are charge to operations.

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

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

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

During the 3rd quarter of the year management determine that the software is unable to handle the expanding business and decided to scrap the entire project and recognize as loss for the year. A total cost of $85,092 was written off in the 3rd quarter.

Advertising Expenses

Advertising expenses are included in General and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $13,873 and $26,389 in advertising expenses for the year ended December 31, 2018 and 2017, respectively.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 was effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 was effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09. The Company will adopt the provisions of Topic 606 effective in January 1, 2018 the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 was effective for the Company beginning on January 1, 2018 and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. The adoption did not have a material impact to the consolidated financial statements.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 was effective for fiscal years beginning after December 15, 2017. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption did not have a material impact to the consolidated financial statements.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update were effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption did not have a material impact to the consolidated financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans due to related parties are due on demand and have no interest. Amounts outstanding as of December 31, 2018 and 2017 was approximately $11,750 and $11,750, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following:

	December 31, 2018	December 31, 2017
Total convertible notes payable	20,000	214,764
Less discounts	-	(42,534)
Convertible notes, net of discount	$20,000	$172,230

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

The following table presents details of the changes in the Company’s derivative liabilities associated with its convertible notes for the year ended December 31, 2018:

Amount
Balance December 31, 2017	$319,041
Adjustment to derivative liability due to debt conversion	(199,671)
Change in fair market value of derivative liabilities	(119,370)
Balance December 31, 2018	$-

Settlement Agreements

During the nine months ended September 30, 2018, the Company entered into certain cancellation agreements with the holder of a certain notes payable in the amounting to $96,721, including accrued interest issued from December 10, 2015 through August 27, 2017. The face value of the canceled debt of $96,721 has been recorded as a gain on settlement of notes payable as of September 30, 2018. The company also have settled convertible notes amounting to $172,230 for a total amount of $32,500

On October 12, 2018, Textmunication Holdings, Inc. entered into a Settlement Agreement and Release (the “Agreement”) with Lester Einhaus (“Holder”) concerning a $25,000 convertible note issued by the Company to the Holder on September 23, 2015 (the “Note”).

The Agreement requires the Company to issue to the Holder 475,000 shares of the Company’s common stock, subject to the condition that the Holder does not own more than 4.99% of the Company’s outstanding shares at any time. As such, the shares will be issued out in tranches, with the first such tranche due within 10 days of signing the Agreement for 198,000 shares. The Holder agreed to a daily leak out of the greater of 10,000 shares or 15% of the trading volume

NOTE 6 – INVESTMENT IN ASPIRE CONSULTING GROUP, LLC

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

The following table presents details of the Company’s investment is Aspire as of December 31, 2017 and 2016:

Amount
Balance December 31, 2016	$454,062
Loss from equity method investee	(1,726)
Balance December 31, 2017	$452,336
Loss from equity method	(1,653)
Balance December 31, 2018	$450,683

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Current month to month lease is for $1,838 a month. Rent expense was approximately $22,294 and $22,908 for the years ended December 31, 2017 and 2016, respectively.

Executive Employment Agreement

The Company has an employment agreement with the CEO/Chairman to perform duties and responsibilities as may be assigned by the Board of Directors. The base salary is in the amount of $132,000 per annum plus an annual discretionary bonus plus benefits commencing on December 17, 2013 and ending May 1, 2019 with an automatic renewal on each anniversary date (May 1) thereafter.

Litigations Claims and Assessments

On October 12, 2018, Textmunication Holdings, Inc. (“Company”), Wais Asefi, the Company’s CEO, and David Thielen, the Company’s COO, entered into a Settlement Agreement and Release (the “Agreement”) with Lester Einhaus (“Holder”) concerning a $25,000 convertible note issued by the Company to the Holder on September 23, 2015 (the “Note”). Case detail as follows:

Lester Einhaus vs. Textmunication

United States District Court – Northern District

Filed on 6/14/2017

Case: 1:17-cv-04478

As of December 31, 2018, there are no pending case against Textmunication Inc.

NOTE 8 – INCOME TAXES

For the year ended December 31, 2018, the cumulative net operating loss carry-forward from continuing operations is approximately $12,281,083 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2018 and 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$2,579,027	$2,583,438
Valuation allowance	(2,579,027)	(2,583,438)
Net deferred tax asset	$-	$-

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

Note 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 4,000,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of Series A preferred stock (“Series A”), 66,667 shares of Series B preferred stock (“Series B”), and 2,000,000 shares of Series C preferred stock (“Series C”).

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

During the year ended December 31, 2017, the Company issued 77,500 shares of common stock (post-split) for services valued at $115,100.

During the year ended December 31, 2018,

●	the Company’s Board of Directors approved a one to one thousand (1:1000) reverse stock split, which became effective July 9, 2018. The Company consolidated financial statements have been retroactively restated to the reflect the effect of the stock split

●	the Company entered into a subscription agreement for 9.98% of the company common shares outstanding for $150,000.

During the year ended December 31, 2018, the Company issued 1,380,933 shares of common stock with a fair value of $354,010 for the conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of 866,361. The conversion of the derivative liabilities has been recorded through additional paid-in capital

NOTE 10 – SUBSEQUENT EVENTS

On February 12, 2019, Textmunication signed a Letter of Intent to acquire Off Day Trainer (“ODT”), a patented software platform designed to help fitness pros and health clubs scale their businesses through automated messaging and communication management. In addition to owning the ODT software platform, the acquisition will include all branding, media (social), source code, patent associated with the platform and all existing ODT clients.

On March 19, 2019 the Company completed its 2019 Stock Equity Plan. The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with the Company, to provide additional incentive to employees, directors and consultants of the Company, and to promote the success of the Company’s business. Under the Plan the Company may issue up to an aggregate total of 10,000,000 shares of the Company’s common stock. As of March 29, 2019, the Company has issued 6,500,000 shares of common stock under the Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Wais Asefi	48	President, CEO and Director
David Thielen	55	Chief Operating Officer
Nick Miniello	40	Vice President of Sales

Set forth below is a brief description of the background and business experience of our executive officer and director:

Wais Asefi

Wais Asefi has served as our President, CEO and Director since November 17, 2013.  He served as the Chief Executive Officer and Chairman of Textmunication, Inc., our subsidiary, since March of 2009 to the present. From August 2008 to March 2009, he was exploring and researching his to launch his next company. From January 2002 until July 2008, he was the founder and CEO of Metro General Insurance, an insurance agency focusing on personal lines, life and commercial insurance products.

Mr. Asefi’s background, passion for technology and experience in starting new business’s from ground up, mergers and acquisition and keen talent for decision making building professional team supports his service as a director of our company.

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

Nick Miniello

Mr. Miniello has been with our company in sales and was named VP of Sales on January 1, 2017. His sales leadership began in 2000 within the mobile wireless industry as a Regional Manager for AT&T. As Regional Manager, Mr. Miniello earned “Top Regional Manager” for two consecutive years.

After six years with AT&T, he shifted to the fitness industry managing ’24 Hour Fitness’ clubs for three years taking over a struggling location. His turnaround efforts earned him the “most improved” location award in the San Francisco market.

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

For the fiscal year ending December 31, 2018, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2018 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2018, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2018:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Wais Asefi CEO, CFO & Director	0	0	0
	0	0	0

David Thielen COO	0	0	0

Nick Miniello	0	0	0

Code of Ethics

As of December 31, 2018, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2018 and 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Wais Asefi	2017	100,000	-	6,000,000	-	-	6,100,000
CEO, Director	2018	144,000		-	-	-	144,000

David Thielen	2017	60,000	-	-	-	-	60,000
COO	2018	72,000	-	-	-	-	72,000

Nick Miniello	2017	72,000	-	-	-	-	72,000
SVP of Sales	2018	115,000	-	-	-	-	115,000

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

As at December 31, 2018 we did not have any outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of Jan 01, 2019, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523.

Name and Address of Beneficial Owner	Common Stock			Series A Preferred Stock		Series C Preferred Stock
	Number of Shares Owned		Percent of Class(2)(3)	Number of Shares Owned	Percent of Class(2)(3)	Number of Shares Owned	Percent of Class(2)(3)
Wais Asefi	25,029	(1)	50%	4,000	100%	16,000	100%
David Thielen	-		-	-	-	-	-
Nick Miniello	-		-	-	-	-	-
All Directors and Executive Officers as a Group (3 persons)	25,029	(1)	50%	4,000	100%	16,000	100%
5% Holders
NONE

(1)	Includes 250,000,000 shares of common stock, 4,000,000 shares of Series A Preferred Stock that may convert into 4,000,000 shares of common stock, and 2,000,000 shares of Series C Preferred Stock that may convert into 1,750,000,000 shares of common stock.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(3)	The percent of class is based on 3,975,519,454 shares of common stock outstanding, 4,000,000 shares of Series A Preferred Stock outstanding and 1,750,000 shares of Series C Preferred Stock outstanding as of June 13, 2018.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$34,000	$0	$0	$14,761
2018	$18,000	$0	$0	$11,830

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Change(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.

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

April 2, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 2, 2019

