Form 10-K/A
period 2018-12-31
Textmunication Holdings, Inc.
filed 2019-05-20
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $249,999

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,371,452 common shares as of March 29, 2019

Explanatory Note

This Amendment No. 1 on Form 10-K/A ( “Amendment No. 1”) amends Textmunication Holding Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the United States Securities and Exchange Commission on April 15, 2019, and the Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the United States Securities and Exchange Commission on April 2, 2019 in its entirety and is being filed solely to restate the financial statements to reflect the accrual of a Settlement Agreement excluded from the originally filed 10-K filing.

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

Item 4. Mine Safety Disclosures

N/A

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

Other Income and Expenses

We had net other expenses of $ 31,373 for the year ended December 31, 2018 and net other expenses of $1,098,734 for the same period ended December 31, 2017. Other income in 2018 consisted of $119,370 gain on settlement of derivative liabilities. Other expenses for 2018 consisted mainly of the amortization of debt discount of $42,534 and $105,417 loss on settlement of notes payables. In 2017 other expenses consisted of $850,753 in the loss on change of derivative liabilities change in fair value of derivative liabilities based on the Black-Scholes option pricing model, $188,549 in amortization of debt discount and $96,993 interest expense.

Net Loss

We had a net loss of $339,753 for the year ended December 31, 2018, as compared with net loss of $7,649,220 for the year ended December 31, 2017. The turnaround was mainly due to decrease in stock-based officer compensation in previous year.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $83,029. Our total current liabilities as of December 31, 2018 were $617,936. We had a working capital deficit of $534,907 as of December 31, 2018.

Cash flows from Operating Activities

Operating activities used $54,145 in cash the year ended December 31, 2018, as compared with $145,719 for the year ended December 31, 2017. Our loss from operations $306,728 was the main component of our negative operating cash flow, operating loss was partially offset by non-cash other income of $329,383.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2018 amounted to $112,500, as compared with $201,106 for the year ended December 31, 2017. Our positive cash flow in 2018 consisted mostly of proceeds from paid in capital, proceeds from the sale of convertible promissory notes, offset by settlement of notes payables. Our positive cash flow in 2017 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable.

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

Going Concern

As of December 31, 2018, we have an accumulated deficit of $15,489,993. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Textmunication Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Textmunication Holdings, Inc.(the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Financial Statements

See Note 11 as to restatement of 2018 financial statements.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

May 20, 2019

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$68,513	$10,158
Receivables	14,516	2,849
Total current assets	83,029	13,007

Software	-	45,229
Investment in equity method investee	450,683	452,336

Total assets	$533,712	$510,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$225,430	$480,719
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	20,000	172,230
Settlement liability	360,756	-
Derivative liability	-	319,041
Total current liabilities	617,936	983,740

Total liabilities	617,936	983,740

Stockholders’ Equity (Deficit)
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; 4,456,452 and 2,435,179 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	446	244
Additional paid-in capital	15,404,716	14,676,221
Accumulated deficit	(15,489,993)	(15,150,240)
Total stockholders’equity (deficit)	(84,224)	(473,168)

Total liabilities and stockholders’ equity deficit	$533,712	$510,572

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Year Ended
	December 31, 2018	December 31, 2017
	(Restated)
Sales	$1,066,408	$943,739
Cost of revenues	314,638	317,336

Gross profit	751,770	626,403
Operating expenses
Advertising	13,873	26,389
General and administrative expenses	132,908	114,831
Legal and Professional fees	256,370	554,119
Officer Compensation	353,700	6,345,166
Salaries and Related	132,208	96,901
Sales Commission	64,053	14,849
Office Rent	20,294	22,908
Impairment of inhouse software	85,092
Total operating expenses	1,058,498	7,175,163

Loss from operations	(306,728)	(6,548,760)

Other income (expense)
Interest expense	(2,792)	(96,993)
Loss on change of derivative liability	-	(850,753)
Amortization of debt discount	(42,534)	(188,549)
Gain on settlement of derivative liabilities	119,370	-
Gain (loss) on settlement of notes payable	(105,417)	37,561
Total other income (expense)	(31,373)	(1,098,734)

Income (loss) from investment in equity method investee	(1,652)	(1,726)

Net loss	$(339,753)	$(7,649,220)

Basic weighted average common shares outstanding	4,223,119	1,994,897
Net Income (loss) per common share: basic and diluted	$(0.080)	$(4.26)

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2018 (RESTATED)

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	4,000,000	$400	66,667	$7	-	$-	$199,403	$20	$6,258,265	$(7,501,020)	$(1,242,328)

Stock issued to settle notes payable							1,608,879	161	921,857		922,018
Stock issued to settle debt							299,397	30	109,541		109,571
Shares issued for services							2,077,500	208	6,114,892		6,115,100
Conversion of common stock to preferred					2,000,000	200	(1,750,000)		(175)	(25)
Settlement of derivative liability									1,271,691		1,271,691
Net loss										(7,649,220)	(7,649,220)

Balance, December 31, 2017	4,000,000	$400	66,667	$7	2,000,000	$200	$2,435,179	$244	$14,676,221	$(15,150,240)	$(473,168)
Proceeds from subscription agreements									150,000		150,000
Stock issued to settle notes payable							2,021,273	202	174,816		175,018
Settlement of derivative liability								-	403,679		403,679
Net loss										(339,753)	(339,753)
Balance, December 31, 2018	4,000,000	$400	66,667	7	2,000,000	200	4,456,452	446	15,404,716	(15,489,993)	(84,224)

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31

	2018	2017
Cash Flows from Operating Activities
Net Income (loss)	(339,753)	$(7,649,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	42,534	188,549
Loss on derivative liability	-	850,753
Impairment of software cost	45,229
Non cash interest expense		81,272
Depreciation	0	304
Share based compensation		6,115,100
Gain (loss) on the settlement of debt	105,417	(37,561)
Gain on settlement of derivative liabilities	(119,370)
Income from equity method investee	1,653	1,726
Changes in assets and liabilities
Receivables	(11,667)	908
Accounts payable and accrued expenses	221,812	302,450
Net cash provided by / ( used in) operating activities	(54,145)	(145,719)
Cash Flows from Investing Activities
Capitalization of software cost		(45,229)
Net cash provided by investing activities	-	(45,229)
Cash Flows from Financing Activities
Proceeds from subscription	150,000
Payments on Convertible Notes/ Loans Payable	(37,500)
Proceeds on loans payable		11,500
Payments on loans payable		(15,212)
Net proceeds from convertible notes payable	-	204,818
Net cash provided by financing activities	112,500	201,106
Net increase in cash	58,355	10,158
Cash, beginning of period	10,158	-
Cash, end of period	$68,513	$10,158
Supplemental disclosure of cash flow information
Cash paid for interest	$6,171	$10,522
Non-Cash investing and financing transactions
Conversion of debt for common stock	$360,756	$109,571
Conversion of convertible notes payable	$127,230	$922,018
Settlement of derivative liability	$319,041	$1,271,691

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

On July 9, 2018 the 1 – 1,000 Reverse Split of “Textmunication Holdings, Inc.” (TXHD) common stock took effect at the open of business. All shares and per share amounts have been retroactively adjusted to reflect the reverse split.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2018, the Company has an accumulated deficit of $15,489,993. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

Professional services revenues are generated from SMS and RCS packages where client logs into a cloud-based application to send targeted SMS messages to their subscriber base. Our custom web application SMS/RCS platform is typically billed on a fixed-price based on the number of SMS/RCS allocated for each package our client purchases. Generally, revenue for SMS/RCS services is recognized immediately as our clients have instant access to their web-based application to send out messages, the number of SMS/RCS messages allocated to a client expires at the end of each month and renews beginning of each month. The Company offers whereby control of the product passes to the customer when delivered and revenue is recognized at the time of delivery.

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

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

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(AUDITED)

(RESTATED)

Note 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 100,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of Series A preferred stock (“Series A”), 66,667 shares of Series B preferred stock (“Series B”), and 2,000,000 shares of Series C preferred stock (“Series C”).

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

NOTE 11 – RESTATEMENT

The financial statements for the year ended December 31, 2018 have been restated to accrue for a settlement agreement with Oscaleta Partners LLC executed during 2018 that was previously not accrued. Under the agreement, the Company agreed to issue 200,000 shares of common stock at inception, 150,000 shares if the average of the closing prices of the Company’s common stock during January 2019 is less than $3.50 per share (otherwise 75,000 shares of common stock) and 90,000 shares if the average of the closing prices of the Company’s common stock during February 2019 is less than $5.00 per share (otherwise 0 shares of common stock) The following summarizes the impact of the restatement.

	Previously
	Stated	Adjustments	Restated
Current assets	$83,029	$-	$83,029
Total assets	533,712	-	533,712
Current liabilities	257,180	360,756	617,936
Total liabilities	257,180	360,756	617,936
Total stockholders’ equity	276,532	(360,756)	(84,224)

Gross profit	751,770	-	751,770
Operating expenses	1,058,498	-	1,058,498
Loss from operations	(306,728)	-	(306,728)
Other income	329,383	(360,756)	(31,373)
Loss from equity method investee	(1,652)	-	(1,652)
Net income (loss)	$21,003	(360,756)	$(339,753)

Net income (loss) per share	$0.005		$(0.080)

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

May 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wais Asefi
Wais Asefi
President, Chief Executive Officer, Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

May 20, 2019

