Form 10-Q
period 2019-03-31
Textmunication Holdings, Inc.
filed 2019-05-20
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,129,452 common shares as of May 15, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

Consolidated Balance Sheet

As of March 31, 2019 and Decemebr 31, 2018

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$14,122	$68,513
Receivables	9,717	14,516
Total current assets	23,839	83,029
Investment in equity method investee	450,524	450,683
Total assets	$474,363	$533,712
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$235,824	$225,430
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	20,000	20,000
Settlement liability	163,980	360,756
Total current liabilities	431,554	617,936
Total liabilities	431,554	617,936
Stockholders’ Equity (Deficit)
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	7	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; 11,579,452 and 2,435,179 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	1,159	446
Additional paid-in capital	18,122,361	15,404,716
Accumulated deficit	(18,081,318)	(15,489,993)
Total stockholders’equity (deficit)	42,809	(84,224)
Total liabilities and stockholders’ equity (deficit)	$474,363	$533,712

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

Consolidated Statement of Operations

For the three months period ended March 31, 2019 and 2018

(Unaudited)

	March 31, 2019	March 31, 2018

Sales	$243,443	$263,864
Cost of revenues	88,398	55,438
Gross profit	155,045	208,426
Operating expenses
Advertising	2,630	2,249
General and administrative expenses	80,461	34,069
Legal and Professional fees	19,162	170,148
Officer Compensation	45,000	15,000
Salaries and Related	54,437	95,368
Sales Commission	18,957	11,312
Office Rent	5,512	5,268
Non Cash compensation	2,521,582	-
Total operating expenses	2,747,741	333,414
Loss from operations	(2,592,696)	(124,988)
Other income (expense)
Other Income	1,530
Interest expense	-	(2,792)
Amortization of debt discount	-	(28,356)
Gain on settlement of derivative liabilities	-	103,653
Gain on settlement of notes payable	-	96,721
Total other income (expense)	1,530	169,226
Income (loss) from investment in equity method investee	(159)	(269)
Net income (loss)	$(2,591,325)	$43,969
Basic weighted average common
shares outstanding	5,526,452	3,641,249
Net Income (loss) per common share: basic and diluted	$(0.469)	$0.012

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

									Accumulated
	Preferred stock		Preferred stock - Series B		Preferred stock – Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	4,000,000	$400	66,667	$7	2,000,000	$200	4,456,452	$446	$15,404,716	(15,489,993)	(84,224)
Net Loss										(2,591,325)	(2,591,325)
Settlement of liabilities							438,000	44	196,732		196,776
Stock issuance for services							6,685,000	669	2,520,913		2,521,582

Balance, March 31, 2019	4,000,000	$400	66,667	$7	2,000,000	$200	11,579,452	$1,159	$18,122,361	$(18,081,318)	$42,809

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

Consolidated Statements of Cash flow

For the three months ended

(Unaudited)

	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net Income (loss)	(2,591,325)	$43,969
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	-	28,356
Loss on derivative liability	-	(103,653)
Non cash interest expense		-
Depreciation		-
Share based compensation	2,521,582	-
Gain on settlement of derivative liabilities	-	(96,721)
Income from equity method investee	159	272
Changes in assets and liabilities
Receivables	4,799	(11,786)
Accounts payable and accrued expenses	10,394	185,476

Net cash provided by / ( used in) operating activities	(54,391)	45,913
Cash Flows from Investing Activities
Capitalization of software cost		(27,059)
Net cash provided by investing activities	-	(27,059)
Cash Flows from Financing Activities
Proceeds from subscription
Proceeds on loans payable
Payments on loans payable
Net proceeds from convertible notes payable		(25,000)
Net cash provided by financing activities	-	(25,000)
Net increase in cash	(54,391)	(6,146)
Cash, beginning of period	68,513	10,158
Cash, end of period	$14,122	$4,012
Supplemental disclosure of cash flow information
Cash paid for interest		$-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$196,776	$299,490
Conversion of convertible notes payable	$-	$54,541
Settlement of derivative liability	$-	$103,653

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2018, the Company has an accumulated deficit of $18,081,318. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2019

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2019, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2019, and 2018 no allowance for doubtful accounts was set up.

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

Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605

We did not have a cumulative impact as of January 1, 2019 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the year ended December 31, 2018 as a result of applying Topic 606.

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

FOR THE QUARTER ENDED MARCH 31, 2019

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

FOR THE QUARTER ENDED MARCH 31, 2019

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2019, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of March 31, 2019 and December 31, 2018 were approximately $11,750 and $11,750, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2019 and December 31, 2018:

	2019	2018
Total convertible notes payable	20,000	20,000
Less discounts	-	-
Convertible notes net of discount	$20,000	$20,000

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

During the three months ended March 31, 2019, the Company issued 438,000 shares of common stock with a fair value of $67,500 for the settlement of liabilities payable. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

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

FOR THE QUARTER ENDED MARCH 31, 2019

The Company has concluded that it has the ability to exercise significant influence, but not control, over an Aspire through its acquired 49% equity interest and therefore has accounted for the acquisition of the interest under the equity method.

The following table presents details of the Company’s investment is Aspire as of March 31, 2019 and December 31, 2018:

Amount
Balance December 31, 2018	$450,683
Income (loss) from equity method investee	(159)
Distributions received from Aspire	-
Balance March 31, 2019	$450,524

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,512 and $5,268 for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

During the first quarter of 2019 the company issued a total of 6,685,000 shares to employees and vendors for compensation and services rendered. The fair market value of the shares issues accounted as expenses as follows:

Management Fees	$2,074,600
Payment to subcontractors	446,982
Total	2,521,582

During the first quarter of 2019, the company issued 438,000 shares to settle liabilities of $196,776.

NOTE 8 – SUBSEQUENT EVENTS

Acquisitions

On February 12, 2019, Textmunication signed a non-binding Letter of Intent to acquire Off Day Trainer (“ODT”), a patented software platform designed to help fitness pros and health clubs scale their businesses through automated messaging and communication management. Both companies decided not to pursue the acquisition after unsuccessful negotiations. Textmunication is pursuing new acquisitions in the lifestyle and wellness market and will make announcements after the definitive agreements are finalized.

Conversion of Series B Preferred Stock and Issuance of Shares

On May 2, 2019 the Corporation received a notice of conversion under the Certificate of Designation of the

Corporation from Aspire Consulting Group LLC for the complete conversion of 66,667 shares of Series A Preferred Stock into 20,000 shares of the Corporation’s common stock. The board of directors approve conversion of the above shares of Series B Preferred Stock into 20,000 shares of common stock in the Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operation for Three Months Ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019, we earned revenues in the amount of $243,443, as compared with revenues of $263,864 for the three months ended March 31, 2018.

The slight decrease in revenues for the three months ended March 31, 2019 over the prior year period is due to focusing on launching a new platform and services that we are hopeful will increase revenues in future quarters.

Cost of Revenues

Cost of revenues was $88,398 for the three months ended March 31, 2019, as compared with $55,438 for the same period ended March 31, 2018.

Our gross profit was $155,045 for the three months ended March 31, 2019 or approximately 64% of revenues, as compared with $208,426 for the same period ended March 31, 2018, or approximately 79% of revenues.

Our cost of revenues increased for 2019 compared with the 2018 and our margins were less as a result of increased software development costs. We expect a similar or increased cost of revenues for the rest of 2019.

Operating Expenses

Our operating expenses were $2,747,741 for the three months ended March 31, 2019, as compared with $333,414 for the three months ended March 31, 2018.

The main reason for our increased operating expenses in 2019 was a result of 6,685,000 shares issued to employees and vendors for compensation and services rendered at a value of $2,521,582, officer compensation of $45,000 and general and administrative expenses of $80,461. We expect that our operating expenses for the rest of 2019 will decrease, provided that we do not have to issue stock for services. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2019 and beyond.

Other Income

We had other income of $1,530 for the three months ended March 31, 2019 compared with other income of $169,226 for the same period ended March 31, 2018.

Other income for the three months ended March 31, 2019 consisted of consulting revenue from Aspire Consulting Group. Other income for the three months ended March 31, 2018 consisted mainly of a $103,653 change in the fair value of derivative liabilities based on Black Scholes, along with a $96,721 gain on the settlement of notes payable, offset mainly by the amortization of debt discount of $28,356.

Net Income/Loss

We had a net loss of $2,591,325 for the three months ended March 31, 2019, as compared with net income of $43,969 for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $23,839, consisting of cash and receivables. Our total current liabilities as of March 31, 2019 were $431,554. We had a working capital deficit of $407,715 as of March 31, 2019, compared with a working capital deficit of $534,907 as of December 31, 2018.

Cash Flows from Operating Activities

Operating activities used $54,391 in cash for the three months ended March 31, 2019, compared with cash provided of $45,913 for the three months ended March 31, 2018. Our negative operating cash flow for the three months ended March 31, 2019 was largely the result of our net loss of $2,591,325, offset mainly by share based compensation of $2,521,582. Our positive operating cash flow for the three months ended March 31, 2018 was largely the result of changes in accounts payable and accrued expenses of $185,476 and our net income of $43,969 offset mainly by the loss on derivative liability of 103,653 and the gain on the settlement of debt of 96,721.

Cash Flows from Investing Activities

Investing activities used $0 in cash for the three months ended March 31, 2019, compared with cash used of $27,059 for the three months ended March 31, 2018. Cash flows used in investing activities for the three months ended March 31, 2018 resulted from the capitalized cost for internal use software.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2019 amounted to $0, compared with cash flows provided by financing activities of $25,000 for the three months ended March 31, 2018. Our positive cash flows for the three months ended March 31, 2018 consisted of proceeds from the issuance of convertible notes payable.

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

Going Concern

As of March 31, 2019, we have an accumulated deficit of $18,081,318. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2019 the company issued a total of 6,685,000 shares to employees and vendors for compensation and services rendered.

On May 2, 2019, we received a notice of conversion under our Certificate of Designation from Aspire Consulting Group LLC for the complete conversion of 66,667 shares of Series A Preferred Stock into 20,000 shares of our common stock. The board of directors approve conversion of the above shares of Series B Preferred Stock into 20,000 shares of our common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Other Information

None

Item 5. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	May 20, 2019

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

