Form 10-Q
period 2019-06-30
Textmunication Holdings, Inc.
filed 2019-08-14
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,239,452 common shares as of August 12, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018;
F-2	Consolidated Statements of Operations for the for the three and six months ended June 30, 2019 and 2018 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2019 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

Consolidated Balance Sheet

As of June 30, 2019 and December 31, 2018

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$16,005	$68,513
Receivables	15,528	14,516
Total current assets	31,533	83,029
Investment in equity method investee	438,582	450,683
Total assets	$470,115	$533,712
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$220,558	$225,430
Due to related parties	11,750	11,750
Convertible notes payable, net of discount	20,000	20,000
Settlement liability	163,980	360,756
Total current liabilities	416,288	617,936

Total liabilities	416,288	617,936
Stockholders’ Equity (Deficit)
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 and 66,667 issued and outstanding, respectively	-	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D - Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively	4	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 11,599,452 and 4,456,452 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	1,161	446
Additional paid-in capital	18,322,362	15,404,716
Accumulated deficit	(18,270,300)	(15,489,993)
Total stockholders’equity (deficit)	53,827	(84,224)
Total liabilities and stockholders’ equity (deficit)	$470,115	$533,712

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

Consolidated Statement of Operations

For the six months period ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales	$253,683	$227,232	$497,053	$491,124
Cost of revenues	96,027	61,966	184,553	117,404
Gross profit	157,656	165,266	312,500	373,720
Operating expenses
Advertising	9,285	1,771	12,115	4,020
General and administrative	34,041	23,300	64,281	64,721
Legal and Professional fees	96,756	29,560	115,918	191,194
Officer Compensation	118,190	35,500	216,998	75,000
Salaries and Related	46,532	79,013	95,121	149,882
Sales Commission	21,310	5,482	40,267	16,614
Office Rent	5,512	4,001	11,025	9,269
Non Cash Expenses Management fees	-	-	2,521,582	-
Total operating expenses	331,626	178,627	3,077,307	510,700

Loss from operations	(173,970)	(13,361)	(2,764,807)	(136,980)
Other income (expense)
Other Income		-	1,498	-
Interest expense	(3,070)	(1,855)	(4,897)	(6,015)
Amortization of debt discount	-	(14,178)	-	(42,534)
Gain (loss) on settlement of derivative liabilities	-	-	-	100,109
Gain (loss) on settlement of notes payable	-	148,725	-	245,446
Total other income (expense)	(3,070)	132,692	(3,399)	297,006
Loss from investment in equity method investee	(11,942)	(852)	(12,101)	(1,121)
Net Income (loss) per common share: basic and diluted	$(188,982)	$118,479	$(2,780,307)	$158,905
Basic weighted average common shares outstanding	12,059,782	3,975,519	8,456,856	3,641,249
Net Income (loss) per common share: basic and diluted	(0.02)	$0.03	(0.33)	$0.04

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

Consolidated Statement of Stockholders’ Equity

For the six months ended June 30, 2019

(Unaudited)

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Preferred stock - Series D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	4,000,000	$400	66,667	$7	2,000,000	$200	-	$-	4,456,452	$446	$15,404,716	$(15,489,993)	$(84,224)
Settlement of liabilities									438,000	44	196,732		196,776
Stock issuance for services									6,685,000	669	2,520,913		2,521,582
Net loss- 3 months ended March 31, 2019												(2,591,325)	(2,591,325)
Balance, March 31, 2019	4,000,000	400	66,667	7	2,000,000	200	-	-	11,579,452	1,159	18,122,361	(18,081,318)	42,809
Preferred shares converted to common			(66,667)	(7)					20,000	2	5		-
Stock and warrants issued for cash							40,000	4			199,996		200,000
Net loss- 3 months ended June 30, 2019												$(188,982)	$(188,982)
June 30, 2019	4,000,000	$400	-	$-	2,000,000	$200	40,000	$4	11,599,452	$1,161	$18,322,362	$(18,270,300)	$53,827

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

Consolidated Statements of Cash flow

For the six months ended

(Unaudited)

	June 30, 2019	June 30,2018
Cash Flows from Operating Activities
Net Income (loss)	$(2,780,307)	$158,905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	-	42,532
Loss on derivative liability	-	(100,109)
Share based compensation	2,521,601	-
Gain on settlement of derivative liabilities	-	(227,840)
Income from equity method investee	12,101	1,121
Changes in assets and liabilities
Receivables	(1,012)	(12,774)
Accounts payable and accrued expenses	(4,891)	145,814
Prepaid expenses		(2,613)
Net cash provided by / ( used in) operating activities	(252,508)	5,036
Cash Flows from Investing Activities
Capitalization of software cost		(39,863)
Net cash provided by investing activities	-	(39,863)
Cash Flows from Financing Activities
Payments on convertible notes		(25,000)
Net proceeds from issuance of common stocks		100,000
Proceeds on Convertible Notes/ Loans Payable- RP		-
Net proceeds from sale of stock and warrants	200,000	-
Net cash provided by financing activities	200,000	75,000
Net increase (decrease) in cash	(52,508)	40,173
Cash, beginning of period	68,513	10,158
Cash, end of period	$16,005	$50,331
Supplemental disclosure of cash flow information
Cash paid for interest	$4,897	$3,223
Non-Cash investing and financing transactions
Conversion of debt for common stock
Conversion of convertible notes payable	$-
Settlement of derivative liability	$-

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2019 (UNAUDITED)

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

On May 16, 2019, the Corporation filed a Certificate of Withdrawal with the State of Nevada to withdraw its Certificate of Designation for our Series B Preferred Stock. There were no shares of preferred stock outstanding at the time of the filing and the action was approved by our Board of Directors in accordance with Nevada law.

Also on May 16, 2019, our Board of Directors created, out of our available shares of preferred stock, par value $0.0001 per share, a series of preferred stock known as “Series D Convertible Preferred Stock” consisting of 40,000 shares. Under the terms of the Series D Certificate of Designation, the shares shall not accrue nor pay dividends except that if dividends are declared for other equity holders of our Company then the Series D Convertible Preferred Stock shall participate on the same basis. Except with respect to any future series of preferred stock of senior rank to the Series D Convertible Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of our Company or the Series D Convertible Preferred Stock and any future series of preferred stock of pari passu rank to the Series D Convertible Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, all shares of capital stock of our Company shall be junior in rank to the Series D Convertible Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of our Company. Each share of Series D Convertible Preferred Stock has a stated value of $10 and is convertible into shares of Common Stock, equal to the stated value divided by the conversion price of our stock price on the day of conversion (subject to adjustment in the event of stock splits and dividends). Failure to effect a conversion within proscribed time periods will effect both liquidated damages and buy-in charges. We are prohibited from effecting the conversion of any share of the Series D Convertible Preferred Stock to the extent that, as a result of such conversion, the holder or any affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of our Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D Convertible Preferred Stock. Except as required by law and as set forth in the Series D Certificate of Designation, the Series D Convertible Preferred Stock shall have no voting rights.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2019 (UNAUDITED)

The rights of the holders of Series D Convertible Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on May 16, 2019, attached hereto as Exhibit 3.2, and is incorporated by reference herein.

Also on May 16, 2019, our Board of Directors and the majority of the holders of our Series C Convertible Preferred Stock approved an amendment to the certificate of designation for our Series C Convertible Preferred Stock (the Amended Certificate of Designation”), consisting of up 2,000,000 shares, par value $0.0001. Under the Amended Certificate of Designation, holders of our Series C Convertible Preferred Stock are entitled to vote on all shareholder matters with a vote equal to 51% of the total vote of all classes of voting stock of our company. The rights of the holders of Series C Convertible Preferred Stock are defined in the relevant Amended Certificate of Designation filed with the Nevada Secretary of State on May 16, 2019.

On June 11, 2019, the Corporation entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers of an aggregate of up to 40,000 shares of our Series D Convertible Preferred Stock (the “Preferred Shares”) and related warrants for gross proceeds to the Company of $200,000. The Warrants have an exercise price of $0.30 per share and are exercisable sixty months from the issuance date. The Warrants provide for cashless exercise in the event we have not registered the common shares underlying the Warrants.

On June 25, 2019, Textmunication Holdings, Inc. (the “Company”) issued a press release announcing it plans to change its business direction from its current SMS technology business to focus on the emerging national cannabis market. The Company plans on using its mobile texting platform to enhance communication efforts with the potential acquisitions.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2019, the Company has an accumulated deficit of $18,270,300. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2019 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2019, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of June 30, 2019, and 2018 no allowance for doubtful accounts was set up.

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

Professional services revenues are generated from SMS and RCS packages where client logs into a cloud-based application to send targeted SMS messages to their subscribers’ base. Our custom web application SMS/RCS platform is typically billed on a fixed-price based on the number of SMS/RCS allocated for each package our client purchases. Generally, revenue for SMS/RCS services is recognized immediately as our clients have instant access to their web-based application to send out messages, the number of SMS/RCS messages allocated to a client expires at the end of each month and renews beginning of each month. The Company offers whereby control of the product passes to the customer when delivered and revenue is recognized at the time of delivery.

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

FOR THE QUARTER ENDED June 30, 2019 (UNAUDITED)

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

FOR THE QUARTER ENDED June 30, 2019 (UNAUDITED)

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

NOTE 5 – INVESTMENT IN ASPIRE CONSULTING GROUP, LLC

On January 5, 2016, the Company entered into a Share Exchange Agreement with Aspire Consulting Group, LLC, a Maryland limited liability company and certain members of Aspire. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire 49% of all of the issued and outstanding membership units of Aspire in exchange for the issuance of 66,667 shares of the Company’s newly created Series B Convertible Preferred Stock to the Members valued at $460,002. Preferred shares were later converted to 20,000 common stocks.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2019 (UNAUDITED)

The Company has concluded that it has the ability to exercise significant influence, but not control, over an Aspire through its acquired 49% equity interest and therefore has accounted for the acquisition of the interest under the equity method.

The following table presents details of the Company’s investment is Aspire as of March 31, 2019 and December 31, 2018:

Amount
Balance December 31, 2018	$450,683
Income (loss) from equity method investee	(12,101)
Distributions received from Aspire	-
Balance June 30, 2019	$438,582

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $11,025 and $9,269 for the six months ended June 30, 2019 and 2018, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 31, 2019, the Company announced it qualified to trade on the OTCQB Market. The Company believes the move to the OTCQB Market provides investor benefits including higher reporting standards, access to analyst coverage, increased Market Maker presence and compliance requirements.

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

Our software platform provides a powerful nonintrusive and valued-added engagement tool capable of delivering more than one billion SMS per month. CIOReview Magazine recognized Textmunication as one of the “Top 20 Most Promising Digital Marketing Solution Providers” in its annual 2018 edition. We offer cutting-edge technology with solutions such as Rich Communication Services (RCS).

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

On June 25, 2019, we issued a press release announcing our plans to change our business direction from the SMS technology business to focus on the emerging national cannabis market. We feel there are synergies between our mobile texting platform and the $4.2 trillion-dollar wellness lifestyle sector. Our goal is to acquire assets and companies and utilize our mobile platform for member and client communication. Our focus on the cannabis wellness lifestyle segment will be centered on products, branding, retail distribution and mobile technology.

We are in the IT consulting business through our acquisition of a minority interest in Aspire Consulting, LLC. We plan to assist our controlling partner in the development of this consulting business in addition to improving the market position of our mobile marketing business.

Our principal executive office is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523 and our telephone number is (925-777-2111).

Results of Operation for Six Months Ended June 30, 2019 and 2018

Revenues

For the three months ended June 30, 2017, we earned revenues in the amount of $253,683 as compared with revenues of $227,232 for the three months ended June 30, 2018. For the six months ended June 30, 2019, we earned revenues in the amount of $497,053, as compared with revenues of $491,124 for the six months ended June 30, 2018.

The slight increase in revenues for the three and six months ended June 30, 2019 over the prior year period is due to launching a new platform and services and we are hopeful will continue to increase revenues in future quarters.

Cost of Revenues

Cost of revenues was $96,027 for the three months ended June 30, 2019, as compared with $61,966 for the same period ended June 30, 2018. Cost of revenues was $184,553 for the six months ended June 30, 2019, as compared with $117,404 for the same period ended June 30, 2018.

Our gross profit was $157,656 for the three months ended June 30, 2019 or approximately 62% of revenues, as compared with $165,266 for the same period ended June 30, 2018, or approximately 73% of revenues. Our gross profit was $312,500 for the six months ended June 30, 2019 or approximately 62% of revenues, as compared with $373,720 for the same period ended June 30, 2018, or approximately 76% of revenues.

Our cost of revenues increased for 2019 compared with the 2018 and our margins were less as a result of increased software development costs. We expect a similar or increased cost of revenues for the rest of 2019.

Operating Expenses

Our operating expenses were $331,626 for the three months ended June 30, 2019, as compared with $178,627 for the three months ended June 30, 2018. Our operating expenses were $3,077,307 for the six months ended June 30, 2019, as compared with $510,700 for the six months ended June 30, 2018.

The main reason for our increased operating expenses in 2019 was a result of 6,685,000 shares issued to employees and vendors for compensation and services rendered at a value of $2,521,582 and officer compensation of $214,348. We expect that our operating expenses for the rest of 2019 will decrease, provided that we do not have to issue stock for services. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2019 and beyond.

Other Income

We had other expenses of $3,070 for the three months ended June 30, 2019 compared with other income of $132,692 for the same period ended June 30, 2018. We had net other expenses of $3,399 for the six months ended June 30, 2019 compared with other income of $297,006 for the same period ended June 30, 2018.

Net other expenses for the three months period ended June 30, 2019 consisted of interest expenses $3,070 compared to previous period net other income consisted of interest and amortization expenses $16,033 and gain on settlement of notes payables of $148,725. Other expenses for the six months ended June 30, 2019 consisted mainly interest expenses $4,897 and rebates from credit cards of $1,498. Net other income for the six months ended June 30, 2018 consisted mainly of a $101,109 change in the fair value of derivative liabilities based on Black Scholes, along with a $245,446 gain on the settlement of notes payable, offset mainly by the amortization of debt discount and interest expenses of $42,534 and $6,015 respectively.

Net Income/Loss

We had net loss of $188,982 for the three months ended June 30, 2019, as compared with net income of $118,479 for the three months ended June 30, 2018.We had a net loss of $2,780,307 for the six months ended June 30, 2019, as compared with net income of $158,905 for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $31,533, consisting of cash and receivables. Our total current liabilities as of June 30, 2019 were $416.288. We had a working capital deficit of $384,755 as of June 30, 2019, compared with a working capital deficit of $534,907 as of December 31, 2018.

Cash Flows from Operating Activities

Operating activities used $252,508 in cash for the six months ended June 30, 2019, compared with cash provided of $5,036 for the six months ended June 30,2018. Our negative operating cash flow for the six months ended June 30, 2019 was largely the result of our net loss of $2,780,307, offset mainly by share based compensation of $2,521,580. Our positive operating cash flow for the six months ended June 30, 2018 was largely the result of changes in accounts payable and accrued expenses of $145,814 and our net income of $158,905 offset mainly by the loss on derivative liability of $100,109 and the gain on the settlement of debt of $227,840.

Cash Flows from Investing Activities

Investing activities used $0 in cash for the three months ended June 30, 2019, compared with cash used of $39,863 for the six months ended June 30, 2018. Cash flows used in investing activities for the six months ended June 30, 2018 resulted from the capitalized cost for internal use software.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2019 amounted to $200,000, compared with cash flows provided by financing activities of $75,000 for the six months ended June 30, 2018. Our positive cash flows for the six months ended June 30, 2019 consisted of proceeds from the issuance of preferred stock and warrants.

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

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all .

Going Concern

As of June 30, 2019, we have an accumulated deficit of $ 18,270,300. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers of an aggregate of up to 40,000 shares of our Series D Convertible Preferred Stock (the “Preferred Shares”) and related warrants for gross proceeds to the Company of $200,000.

Item 3. Defaults upon Senior Securities

None

Item 4. Other Information

None

Item 5. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textmunication Holdings, Inc.

Date:	August 14, 2019

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

