Form 10-Q
period 2019-09-30
Textmunication Holdings, Inc.
filed 2019-11-19
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,879,452 common shares as of November 1, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018;
F-2	Consolidated Statements of Operations for the for the three and nine months ended September 30, 2019 and 2018 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2019 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

TEXTMUNICATION HOLDINGS, INC.

Consolidated Balance Sheet

As of September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$88,079	$68,513
Receivables	12,914	14,516
Total current assets	100,993	83,029
Investment in equity method investee	439,559	450,683
Total assets	540,552	533,712
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	246,820	225,430
Due to related parties	11,750	11,750
Loans payable	38,067	-
Convertible notes payable, net of discount	73,103	20,000
Derivative liability	89,145	-
Settlement liability	106,961	360,756
Total current liabilities	565,846	617,936

Total liabilities	565,846	617,936
Stockholders’ Equity (Deficit)
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 and 66,667 issued and outstanding	-	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D - Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively	4	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,879,452 and 2,435,179 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	1,288	446
Additional paid-in capital	18,486,268	15,404,716
Accumulated deficit	(18,513,454)	(15,489,993)
Total stockholders’equity (deficit)	(25,294)	(84,224)
Total liabilities and stockholders’ equity deficit	$540,552	$533,712

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

Consolidated Statement of Operations

For the three months period ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sales	$261,047	$218,251	$758,100	$709,375
Cost of revenues	114,101	117,241	298,654	232,145
Gross profit	146,946	101,010	459,446	477,230
Operating expenses
Advertising	1,030	1,345	13,145	4,247
General and administrative expenses	45,881	34,451	110,162	93,157
Legal and Professional fees	78,899	46,164	194,817	217,495
Officer Compensation	93,406	93,200	310,404	258,200
Salaries and Related	50,228	36,565	145,349	96,447
Sales Commission	15,082	-	55,349	46,108
Office Rent	5,512	5,512	16,537	14,782
Impairment of inhouse software	-	85,092	-	85,092
Non Cash Expenses Management fees	-	-	2,521,582	-
Total operating expenses	290,038	302,329	3,367,345	815,528

Loss from operations	(143,092)	(201,319)	(2,907,899)	(338,298)
Other income (expense)
Other Income	81	-	1,579
Interest expense	(38,686)	-	(9,557)	(7,222)
Gain on change of derivative liability	44,528	19,261	44,528	119,369
Amortization of debt discount	-	-	(34,026)	(42,534)
Gain (loss) on settlement of derivative liabilities	-	(1,207)	-	-
Legal settlement	(106,961)	-	(106,961)	-
Gain (loss) on settlement of notes payable	-	9,893	-	255,339
Total other income (expense)	(101,038)	27,947	(104,437)	324,952
Income (loss) from investment in equity method investee	976	(1,116)	(11,125)	(2,237)
Net Income (loss) per common share: basic and diluted	$(243,154)	$(174,488)	$(3,023,461)	$(15,583)
Basic weighted average common shares outstanding	12,544,669	3,976,452	12,595,552	3,641,249
Net Income (loss) per common share: basic and diluted	$(0.019)	$(0.044)	$(0.240)	$(0.004)

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Preferred stock - Series D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	4,000,000	$400	66,667	$7	2,000,000	$200	-	$-	4,456,452	$446	$15,404,716	$(15,489,993)	$(84,224)
Settlement of liabiliites	-	-	-	-	-	-	-	-	438,000	44	196,732	-	196,776
Stock issuance for services	-	-	-	-	-	-	-	-	6,685,000	669	2,520,913	-	2,521,582
Net loss - 3 months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	(2,591,325)	(2,591,325)
Balance, March 31, 2019	4,000,000	400	66,667	7	2,000,000	200	-	-	11,579,452	1,159	18,122,361	(18,081,318)	42,809
Preferred shares converted to common	-	-	(66,667)	(7)	-	-	-	-	20,000	2	5	-	-
Stocks and warrant issued for cash	-	-	-	-	-	-	40,000	4	-	-	199,996	-	200,000
Net loss - 3 months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(188,982)	(188,982)
June 30, 2019	4,000,000	400	-	-	2,000,000	200	40,000	4	11,599,452	1,161	18,322,362	(18,270,300)	53,827
Stock issuance for settlement of liabilities	-	-	-	-	-	-	-	-	1,280,000	127	163,906	-	164,033
Net loss - 3 months ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(243,154)	(243,154)
Blance, September 30, 2019	4,000,000	$400	-	$-	2,000,000	$200	40,000	$4	12,879,452	$1,288	$18,486,268	$(18,513,454)	$(25,294)

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

Consolidated Statements of Cash flow

For the six months ended

(Unaudited)

	Nine Months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net Income (loss)	$(3,023,461)	$(15,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	34,026	42,534
(Gain) Loss on derivative liability	(44,528)	196,168
Write off Inhouse software	-	85,092
Share based compensation	2,521,635
Gain on settlement of debt	-	(261,256)
Loss on legal settlement	106,961
Income (loss) from equity method investee	11,125	2,237
Changes in assets and liabilities
Receivables	1,602	(25,776)
Accounts payable and accrued expenses	6,639	(41,119)
Prepaid expenses		(4,048)
Net cash provided by / ( used in) operating activities	(386,001)	(21,751)
Cash Flows from Investing Activities
Capitalization of software cost		(39,863)
Net cash provided by investing activities	-	(39,863)
Cash Flows from Financing Activities
Proceeds from short term loan	38,067	-
Payments on convertible notes	-	(37,500)
Net proceeds from issuance of common stocks	-	100,000
Proceeds on Convertible Notes/ Loans Payable- RP	167,500	-
Net proceeds from sale of stock warrants	200,000
Net cash provided by financing activities	405,567	62,500
Net increase in cash	19,566	886
Cash, beginning of period	68,513	10,158
Cash, end of period	$88,079	$11,044
Supplemental disclosure of cash flow information
Cash paid for interest	$9,557	$4,431
Non-Cash investing and financing transactions
Conversion of debt for common stock	$163,906
Derivative liabilities reclassified to paid in capital	$-	$142,973
Settlement of derivative liability	$-	$262,343

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

The Company

Textmunication Holdings, Inc. (Company) was incorporated on May 13, 2010 under the laws of the State of California. Textmunication is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. For merchants we provide a mobile marketing platform where they can always send the most up-to-date offers/discounts/alerts/events schedule, such as happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through Textmunication by opting into keywords designated to the merchant’s keywords.

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

Also, on May 16, 2019, our Board of Directors created, out of our available shares of preferred stock, par value $0.0001 per share, a series of preferred stock known as “Series D Convertible Preferred Stock” consisting of 40,000 shares. Under the terms of the Series D Certificate of Designation, the shares shall not accrue nor pay dividends except that if dividends are declared for other equity holders of our Company then the Series D Convertible Preferred Stock shall participate on the same basis. Except with respect to any future series of preferred stock of senior rank to the Series D Convertible Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of our Company or the Series D Convertible Preferred Stock and any future series of preferred stock of pari passu rank to the Series D Convertible Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, all shares of capital stock of our Company shall be junior in rank to the Series D Convertible Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of our Company. Each share of Series D Convertible Preferred Stock has a stated value of $10 and is convertible into shares of Common Stock, equal to the stated value divided by the conversion price of our stock price on the day of conversion (subject to adjustment in the event of stock splits and dividends). Failure to affect a conversion within proscribed time periods will affect both liquidated damages and buy-in charges. We are prohibited from effecting the conversion of any share of the Series D Convertible Preferred Stock to the extent that, as a result of such conversion, the holder or any affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of our Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D Convertible Preferred Stock. Except as required by law and as set forth in the Series D Certificate of Designation, the Series D Convertible Preferred Stock shall have no voting rights.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

On June 11, 2019, the Corporation entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers of an aggregate of up to 40,000 shares of our Series D Convertible Preferred Stock (the “Preferred Shares”) and related warrants for gross proceeds to the Company of $200,000. The Warrants have an exercise price of $0.50 per share (cashless) and are exercisable sixty months from the issuance date.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2019, the Company has an accumulated deficit of $18,416,995. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2019, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2019, and December 31, 2018 no allowance for doubtful accounts was set up.

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

Professional services revenues are generated from SMS and RCS packages where client logs into a cloud-based application to send targeted SMS messages to their subscribers’ base. Our custom web application SMS/RCS platform is typically billed on a fixed price based on the number of SMS/RCS allocated for each package our client purchases. Generally, revenue for SMS/RCS services is recognized immediately as our clients have instant access to their web-based application to send out messages, the number of SMS/RCS messages allocated to a client expires at the end of each month and renews beginning of each month. The Company offers whereby control of the product passes to the customer when delivered and revenue is recognized at the time of delivery.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2019, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of September 30, 2019 and December 31, 2018 were approximately $11,750 and $11,750, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of September 30, 2019 and December 31, 2018:

Total convertible notes payable	187,750	20,000
Less discounts	15,000	-
Convertible notes net of discount	$172,750	$20,000

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

During the three months ended September 30, 2019, the Company issued 1,280,000 shares of common stock with a fair value of $164,033 for the settlement of liabilities payable. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

The Company has concluded that it has the ability to exercise significant influence, but not control, over an Aspire through its acquired 49% equity interest and therefore has accounted for the acquisition of the interest under the equity method.

The following table presents details of the Company’s investment is Aspire as of September 30, 2019 and December 31, 2018:

Amount
Balance December 31, 2018	$450,683
Income (loss) from equity method investee	(11,124)
Distributions received from Aspire	-
Balance September 30, 2019	$439,559

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $16,537 and $14,782 for the nine months ended September 30, 2019 and 2018, respectively.

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

During the 2nd quarter of 2019 the company issued 40,000 shares of preferred stock warrants for $200,000 cash.

During the 3rd quarter of 2019 the company issued 1,280,000 common stocks in settlement of liabilities. The fair market value of the liabilities accounted as additional paid in capital of $164,033.

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS

On October 25, 2019, Textmunication Holdings, Inc. (the “Company”), entered into a Membership Interest Purchase Agreement (the “Resonate Purchase Agreement”) with Resonate Blends, LLC, a California limited liability company (“Resonate”), and the members of Resonate. As a result of the transaction, Resonate became a wholly owned subsidiary of the Company. In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 5% of the Company’s outstanding shares of common stock for a total of 665,072 shares were issued to the holders of Resonate in exchange for their membership interests of Resonate. These shares have anti-dilution protection. We have also agreed as part of the purchase price to issue: (ii) such number of shares of Series E Preferred Stock that will convert into 5% of the outstanding shares of common stock in the Company on a fully-diluted basis upon an annualized revenue run rate of Ten Million Dollars ($10,000,000.00) for any three (3) consecutive month trailing period; and (iii) such number of shares of Series E Preferred Stock that will convert into 5% of the outstanding shares of common stock in the Company on a fully-diluted basis upon the occurrence of the Company’s public market value reaching One Hundred Million US Dollars ($100,000,000). The shares in (ii) and (iii) shall have anti-dilution protections, except that this provision only applies for 2.5% of the outstanding shares acquired under each subsection.

The Resonate Purchase Agreement includes a funding obligation, which requires the Company to provide an aggregate amount of capital as follows: (i) Five Hundred Thousand Dollars ($500,000) on the Closing Date of, (ii) Five Hundred Thousand ($500,000) four (4) months after Closing, and (iii) Five Hundred Thousand Dollars ($500,000) eight (8) months after Closing.

At the time of closing, the Company invested $200,000 and short of what was required at Closing. The Resonate Purchase Agreement states that the Company will raise an additional $700,000 at terms no less favorable than the funds raised for the $200,000, referred to above, and provide Resonate the additional $300,000 no later than December 1st, 2019, which will be used to pay off the holders of Series D Preferred Stock prior to its conversion option on December 11th, 2019. If the Company fails to do either of those, it shall be deemed an Event of Default. Based on the private placement currently in place, both sides are confident that the necessary funds will be raised. However, closing on October 25, 2019 was necessary to address the strategic partnerships in place to move the Company forward.

Also, on October 25, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Entourage Labs Purchase Agreement”) with Entourage Labs, LLC, a California limited liability company (“Entourage Labs”), and the members of Entourage Labs. As a result of the transaction, Entourage Labs became a wholly owned subsidiary of the Company. In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 5% of the Company’s outstanding shares of common stock for a total of 665,072 shares were issued to the holders of Entourage Labs in exchange for their membership interests of Entourage Labs. These shares have anti-dilution protection. We have also agreed as part of the purchase price to issue: (ii) such number of shares of Series E Preferred Stock that will convert into 5% of the outstanding shares of common stock in the Company on a fully-diluted basis upon an annualized revenue run rate of Ten Million Dollars ($10,000,000.00) for any three (3) consecutive month trailing period; and (iii) such number of shares of Series E Preferred Stock that will convert into 5% of the outstanding shares of common stock in the Company on a fully-diluted basis upon the occurrence of the Company’s public market value reaching One Hundred Million US Dollars ($100,000,000). The shares in (ii) and (iii) shall have anti-dilution protections, except that this provision only applies for 2.5% of the outstanding shares acquired under each subsection.

In addition, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with Mark S. Johnson and the Company’s 49% owned subsidiary, Aspire Consulting Group, LLC, a Virginia limited liability company. Pursuant to the Conveyance Agreement, the Company transferred all assets and business operations associated with its IT consulting solutions, including all of the capital stock of Aspire Consulting, to Mr. Johnson. In exchange, Mr. Johnson agreed to cancel 20,000 shares of common stock in the Company and to assume and cancel all liabilities relating to the Company’s former business.

Finally, the Company entered into Employment Agreements with the following persons: (i) Geoff Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; and (ii) Pam Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000. Both are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO without cause before one-year of service and eight (8) weeks after one-year of service.

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

Our software platform provides a powerful nonintrusive and valued-added engagement tool capable of delivering more than one billion SMS per month. CIO Review Magazine recognized Textmunication as one of the “Top 20 Most Promising Digital Marketing Solution Providers” in its annual 2018 edition. We offer cutting-edge technology with solutions such as Rich Communication Services (RCS).

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

Results of Operation for Nine Months Ended September 30, 2019 and 2018

Revenues

For the three months ended September 30, 2019, we earned revenues in the amount of $261,047 as compared with revenues of $218,251 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we earned revenues in the amount of $758,100, as compared with revenues of $709,375 for the nine months ended September 30, 2018.

The slight increase in revenues for the three and nine months ended September 30, 2019 over the prior year period is due to launching a new platform and services and we are hopeful will continue to increase revenues in future quarters.

Cost of Revenues

Cost of revenues was $114,101 for the three months ended September 30, 2019, as compared with $117,241 for the same period ended September 30, 2018. Cost of revenues was $298,654 for the nine months ended September 30, 2019, as compared with $232,145 for the same period ended June 30, 2018.

Our gross profit was $146,946 for the three months ended September 30, 2019 or approximately 56% of revenues, as compared with $101,010 for the same period ended September 30, 2018, or approximately 46% of revenues. For the nine months ended September 30, 2019 our gross profit was $459,446 or approximately 61% of revenues, as compared with $477,230 or approximately 76% of revenues for the same period ended September 30, 2018.

Our cost of revenues increased for 2019 compared with the 2018 and our margins were less as a result of increased software development costs. We expect a similar or increased cost of revenues for the rest of 2019.

Operating Expenses

Our operating expenses were $290,038 for the three months ended September 30, 2019, as compared with $302,329 for the three months ended September 30, 2018. Our operating expenses were $3,367,345 for the nine months ended September 30, 2019, as compared with $815,528 for the nine months ended September 30, 2018.

The main reason for our increased operating expenses in 2019 was a result of 6,685,000 shares issued to employees and vendors for compensation and services rendered at a value of $2,521,582 and officer compensation of $310,404. We expect that our operating expenses for the rest of 2019 will decrease, provided that we do not have to issue stock for services. Given our lack of operating capital, we have been forced to issue shares for services rendered to the company. We hope that increase revenues will lessen that trend for 2019 and beyond.

Other Income

We had other expenses of $101,038 for the three months ended September 30, 2019 compared with other income of $27,947 for the same period ended September 30, 2018. We had net other expenses of $104,437 for the nine months ended September 30, 2019 compared with other income of $324,952 for the same period ended September 30, 2018.

Net other expenses for the three months period ended September 30, 2019 consisted of interest expenses $38,686 and a loss on legal settlement of $106,961, offset by a gain on the change in derivative liabilities of $44,428 compared to previous period net other income consisted of change in the fair value of derivative liabilities $19,261 and gain on settlement of notes payables of $9,893. Other expenses for the nine months ended September 30, 2019 consisted mainly interest expenses $43,528 and a loss on legal settlement of $106,961, offset by a gain on the change in derivative liabilities of $44,428. Net other income for the nine months ended September 30, 2018 consisted mainly of a $119,369 change in the fair value of derivative liabilities based on Black Scholes, along with a $255,339 gain on the settlement of notes payable, offset mainly by the amortization of debt discount and interest expenses of $42,534 and $7,222 respectively.

Net Income/Loss

We had net loss of $243,154 for the three months ended September 30, 2019, as compared with net loss of $174,488 for the three months ended September 30, 2018.We had a net loss of $3,023,461 for the nine months ended September 30, 2019, as compared with net loss of $15,583 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $100,993, consisting of cash and receivables. Our total current liabilities as of September 30, 2019 were $565,846. We had a working capital deficit of $3464,853 as of September 30, 2019, compared with a working capital deficit of $534,907 as of December 31, 2018.

Cash Flows from Operating Activities

Operating activities used $386,001 in cash for the nine months ended September 30, 2019, compared with cash used of $21,751 for the nine months ended September 30,2018. Our negative operating cash flow for the nine months ended September 30, 2019 was largely the result of our net loss of $3,023,461, offset mainly by share based compensation of $2,521,635. Our negative operating cash flow for the nine months ended September 30, 2018 was largely the result of changes in loss on change in derivative liabilities $196,168, offset mainly by the the gain on the settlement of debt of $261,256

Cash Flows from Investing Activities

Investing activities used $0 in cash for the three months ended September 30, 2019, compared with cash used of $39,863 for the nine months ended September 30, 2018. Cash flows used in investing activities for the nine months ended September 30, 2018 resulted from the capitalized cost for internal use software.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2019 amounted to $405,567 compared with cash flows provided by financing activities of $62,500 for the nine months ended September 30, 2018. Our positive cash flows for the nine months ended September 30, 2019 consisted of proceeds from the issuance of preferred stock and warrants of $200,000, proceeds from convertible notes $167,750 and short term loan of $38,067.

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

Going Concern

As of September 30, 2019, we have an accumulated deficit of $ 18,486,268. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

For our mobile marketing business, see risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015 .

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

On October 29, 2019, the Company entered into a membership interest purchase agreement with Resonate Blends LLC. A California limited liability company. In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 5% of the Company’s outstanding shares of common stock for a total of 665,072 shares were issued to the holders of Resonate in exchange for their membership interests of Resonate.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

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

Textmunication Holdings, Inc.

Date:	November 19, 2019

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

