Form 10-Q/A
period 2019-09-30
Textmunication Holdings, Inc.
filed 2019-12-13
CIK 897078

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

Textmunication Holdings, Inc. is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2019, and which reported on the three and nine months ended September 30, 2019, (i) to include the missing disclosure concerning shell status on the cover page of the report, and (ii) to fix the balance sheet to include the correct number of authorized preferred stock.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect events occurring after the date of the Original Form 10-Q or modifies or updates any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the Securities and Exchange Commission.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to the Sarbanes-Oxley Act of 2002, as exhibits to the Original Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

3

TEXTMUNICATION HOLDINGS, INC.

Consolidated Balance Sheet

As of September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$88,079	$68,513
Receivables	12,914	14,516
Total current assets	100,993	83,029
Investment in equity method investee	439,559	450,683
Total assets	540,552	533,712
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	246,820	225,430
Due to related parties	11,750	11,750
Loans payable	38,067	-
Convertible notes payable, net of discount	73,103	20,000
Derivative liability	89,145	-
Settlement liability	106,961	360,756
Total current liabilities	565,846	617,936

Total liabilities	565,846	617,936
Stockholders’ Equity (Deficit)
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 and 66,667 issued and outstanding	-	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D - Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively	4	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,879,452 and 2,435,179 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	1,288	446
Additional paid-in capital	18,486,268	15,404,716
Accumulated deficit	(18,513,454)	(15,489,993)
Total stockholders’equity (deficit)	(25,294)	(84,224)
Total liabilities and stockholders’ equity deficit	$540,552	$533,712

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

Textmunication Holdings, Inc.

Date:	December 13, 2019

By:	/s/ Wais Asefi
Wais Asefi
Title:	President, Chief Executive Officer, and Director

