Form 10-K
period 2019-12-31
Resonate Blends, Inc.
filed 2020-05-14
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-21202

Resonate Blends, Inc.

(Exact name of registrant as specified in its charter)

Nevada	58-1588291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26565 Agoura Road, Suite 200 Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 571-888-0009

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $876,663

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,700,843 common shares as of April 30, 2020

PART I

Item 1. Business

Overview

On October 25, 2019, Resonate Blends, Inc. (Formerly Textmunication Holdings Inc.) announced its entry into the cannabis industry by acquiring Resonate Blends LLC (“Resonate” or the “Company”); a California-based cannabis wellness lifestyle product company built on a proprietary system of experiential targets. Resonate is building a brand-focused vertically integrated cannabis organization offering trusted brands of consistent quality. The Company also acquired Entourage Labs LLC (“Entourage Labs”), a sister company of Resonate. Entourage Labs is the Intellectual Property (IP) subsidiary of Resonate.

Based in Calabasas, California, Resonate Blends, Inc. is a cannabis holding company centered on valued-added holistic Wellness and Lifestyle brands. The company’s strategy is to ignite future growth by building a purpose-driven portfolio of research organizations, innovative and emerging brands, and retail channels. The holding company’s focus is finding mutual value between product and consumer by optimizing quality, supply chain resources and financial performance. The Company offers a family of premium cannabis-based products of consistent quality based on unique formations calibrated to Resonate Blends effects system in what we believe is the industry gold standard in user experience.

The Company believes the greatest long-term value creation in the Cannabis industry will be in the establishment of high quality and consistent consumer brands. Resonate hopes to become a national leader through its vision in creating a family of brands designed specifically to support the industry.

Koan, the Resonate Blends product family, is based around a comprehensive system of interconnected experience targets that allow people to select the products that best fit their lifestyle and health objectives. Koan products are dedicated to the efficacy and precision of functional experience targets across a broad range of product categories.

We are currently finalizing development in cooperation with an award-winning strategic partner in preparation for the launch of our first product line of six products. We believe that these multi-use products will deliver specific, predictable, reliable, effects in a format that is completely unique in the industry. We have formalized contracts with our logistical and marketing partners, and we are on target for our upcoming product release. This release will be followed before year end with our second product line that is already in full development.

Our holding company, Resonate Blends, Inc., is now comprised of Resonate Blends LLC, the cannabis operations and product development side of the company. Entourage Labs LLC is our Intellectual Property (IP) subsidiary, and Textmunication, Inc. is our mobile marketing subsidiary for the health, fitness and wellness sectors.

Textmunication is a developing player in the mobile marketing and loyalty industry, providing cutting-edge mobile marketing solutions, rewards and loyalty to our clients. With a powerful yet intuitive suite of services, clients are able to reach more customers faster and reward them for repeat business. We help clients reach their marketing and revenue goals by educating clients with the most effective tools in mobile marketing, rewards, paperless redemption and loyalty.

In the past 4 years, our mobile marketing business has not been able to generate sufficient revenue to be able to sustain administrative expenses and has been unable to raise sufficient capital from the public market for the current and future competitive environment. The board of directors, with the leadership of our new CEO, has decided to change the company’s business focus to the cannabis industry and has plans to dispose of the mobile marketing business. This determination of the board of directors has been based on evaluating various strategic alternatives and conducting an extensive review of our financial condition, results of operations and business prospects, that attempting to raise additional capital, continuing to operate as a going concern was not reasonably likely to create greater value for our stockholders pursuing the mobile business model.

The Company submitted the required information to affect a new corporate name and stock symbol change to Financial Industry Regulatory Authority (FINRA). On December 16, 2019, the new corporate name was announced as Resonate Blends, Inc. and its common stock now trades on the OTCQB under the symbol “KOAN”, a symbol named after the Company’s upcoming product brand.

Aspire Consulting Group LLC, an IT Services firm out of Gaithersburg, Maryland is no longer in the holding company as of October 25, 2019.

Our principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302 and our mobile marketing offices are located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523. Our executive telephone number is (571) 888-0009 and our mobile marketing main number is (800) 677-7003.

Cannabis Product Business

Our Focus

Based in Calabasas, California, Resonate Blends, Inc. is a cannabis holding company centered on developing and acquiring proprietary branded holistic Wellness and Lifestyle products. The company strategy is to ignite future growth by building a portfolio of research organizations, innovative and emerging brands, and retail channels. The Company will soon launch a family of premium cannabis-based products based on proprietary formations calibrated to its Resonate Blends Effects System, the foundation of its core ethos—to offer quality consumer cannabis plant-based products that deliver on their promise.

Resonate Blends started with a simple mission — to demystify cannabis for the consumer. The Resonate Effects System was developed to make Cannabis plant-based products understandable, accessible and predictable to support the Wellness lifestyle. Resonate Blends empowers people to optimize their lifestyle by developing proprietary and innovative branded products built on the science of plant medicine that best fit their personal needs.

The Company believes the greatest long-term value creation in the Cannabis industry will be in the establishment of high-quality consumer brands that deliver the expected experience. As cultivation, supplies and services become quickly commoditized, value added brands represent the best opportunity for Resonate Blends and its shareholders to support and benefit from the growth expected in the Cannabis industry. In support of this philosophy, we believe the Company represents the best-in-class vision on how to create a family of brands designed specifically to support the personal needs of the consumer as the Industry continues to evolve from an underground business to a national consumer facing products business.

Resonate’s growth strategy is to create an ecosystem of companies, investments and research that all support the Resonate System. In addition to being product brand focused, the Company plans to incubate and integrate synergistic companies and partners. Using the Resonate System as its lens, Resonate plans to find entrepreneurial companies that support its ethos. By vertically integrating these companies, Resonate believes that it is able to provide consistent product quality that yields expected results and that also manages margins and profitability at scale.

Resonate plans to launch its first Koan brand of products in a series of infused products by Q3, but the launch is dependent upon supply chain efficiencies which could be affected by the COVID-19 pandemic. The initial launch will be in California with a state-wide distribution system already assembled. Resonate will be executing a multi-state strategy with the goal of becoming a leading national brand once the California market is optimized. The Company plans to strategically acquire assets and existing businesses in the cannabis space allowing for a vertically integrated organization centered on “wellness lifestyle”.

Resonate Blends has finalized development in cooperation with an award-winning strategic partner in preparation for the launch of our first product line of six products. These multi-use products deliver specific, predictable, reliable, effects in a format that is completely unique in the industry. The Company has formalized contracts with the leading logistical and marketing partners, and we are on target for our upcoming product releases.

Resonate made an investment into Joiant, the top selling CBD:THC pre-roll brand in California (according to BDS Analytics) with the option to fully acquire the company in 2020. Joiant is led by former Co-Founder of Pandora Media, Jon Kraft and Joiant Founder Lindsey Kirk, a former KIVA Confections ambassador.

In addition to preparing for the release of the Koan products, Resonate Blends is refocusing and building the holding company. Resonate Blends’ growth strategy is to avoid investments in heavily commoditized assets and to incubate and integrate synergistic companies and partners. Vertical integration will occur only to support product requirements and to provide consistent product quality that yields expected results.

As a public company, Resonate Blends can rapidly speed growth through highly targeted acquisitions in the marketplace that support and enhance organic growth. The Company is in the process of restructuring its balance sheet to align capital raising and acquisitions with long-term strategy which means raising and supporting long term capital versus short term capital raises.

Referral Partners

Resonate has a joint research and development project with Vertosa, an award-winning industry leader in Nano and micro-emulsions and the leading provider of safe, reliable emulsion bases for infused product developers. All of Vertosa’s inactive base materials are FDA approved and are lab tested for quality. Vertosa’s Hemp-derived CBD Emulsion System is now certified organic by CCOF, a United States Department of Agriculture-accredited certifier and non-profit advocacy group, and the company has also received its Good Manufacturing Practice (GMP) certification, confirming their offerings follow regulations promulgated by the US Food and Drug Administration and are safe, pure, and effective.

The Resonate team believes that Vertosa is the idea partner to support the production of the premium lifestyle-wellness Koan product family. In addition, Resonate has selected respected packaging materials suppliers, manufacturing and distribution partner.

Marketing Plan and Personnel

Resonate is planning a carefully targeted and monitored soft product launch to dispensaries in the Los Angeles metro area. Within 90 days, the products are expected to be available in additional dispensary expanding around the starter hub. However, we are dependent upon the evolving market conditions around the COVID-19 pandemic, and the timing of our launch is based on market conditions. We believe this plan implementation provides maximum marketing efficiency and effectiveness as geo-targeted media can target customers of several dispensaries at once. The Resonate marketing plan for Koan products includes location-based programmatic content, out-of-home promotion, in dispensary promotion, budtender training, and budtender events. Several high-quality product launch events are also being planned.

The products will also be supported by an on-going social media campaign designed by a leading agency with significant experience in the cannabis-wellness industry. Resonate has a Chief of Creative Design and a Marketing Director both responsible for the marketing plans and execution of those plans.

Competition

While there are a number of high-quality cannabis product manufacturers such as Candescent, Beboe, Dosist, Papa & Barkley each specialize in several product effects or specific delivery systems. Resonate’s Koan products are unique in both their delivery system and their highly targeted experiences.

Government Regulation

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act and is illegal under federal law. It remains illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not pre-empted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s clients’ inability to proceed with their operations, which would adversely affect demands for the Company’s products.

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect the Company’s clients and, in turn, the Company’s operations. Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company’s clients and thus the Company itself to incur substantial costs associated with modification of operations to ensure such clients’ compliance. In addition, violations of these laws, or allegations of such violations, could disrupt the Company’s clients’ business and result in a material adverse effect on the Company’s operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that the Company’s commercial clients are authorized to produce. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its operations.

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot lawfully except for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for the Company’s clients to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm the Company’s business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to the Company’s clients and to the Company itself.

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

Intellectual Property

Resonate Blends does its own research and development. It uses third party experts to support its own efforts and controls its own formulation, designs and delivery methods. This company conducts research on refining effects based on the Entourage Effect and in complementary areas of adaptogens and plant medicine.

The company is protecting its formulas, designs, marketing language and digital assets through copyright and the United States Patent and Trademark Office. The company currently owns numerous domain names, Koan®; The Active Ingredient is You™ and is in process with several other terms. All of the company’s digital assets and product packaging is being copyrighted.

Mobile Marketing Business

Principal Products and Services

We are an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. We provide a mobile marketing platform where merchants can send customers the most up-to-date offers, discounts, alerts and events schedules, such as, for instance, happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through us by opting keywords designated to the merchant’s keywords. This allows consumers to take their information wherever they go and learn about the latest buzz as soon as it is available, providing the consumer with events, deals, and messages on their cell phone via SMS messaging. We are a mobile marketing platform that connects the mass consumer to the content that they crave – anywhere, anytime, through virtually any mobile device for all local events and promotions.

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

Employees

We will need to pay our management team and consultants that assist with managerial and administration efforts in the next twelve months. We have six (6) employees at Resonate Blends, Inc., including a CEO, COO, CIO, Product Director, Chief Creative Designer and Marketing Director. Textmunication, Inc., our SMS subsidiary, has 5 full-time employees, including a CEO, VP of Sales, Marketing Director, Customer Service Manager and Lead Technical Developer that assists with development, systems engineering, and platform maintenance. We have employment agreements or written consulting agreements with all our personnel at Resonate Blends, Inc. and an employment agreement with Textmunication, Inc. CEO, Wais Asefi. We don’t have employment agreements with any other employee at Textmunication, Inc. outside of Mr. Asefi.

In order to compensate all of the above managerial and administrative support, we estimate we will require $850,000 in new revenue and funding over the next twelve months.

As we continue to grow, additional resources will be added to assist in advisory services, such as operations, governance, supply chain, product development and wellness expertise.

We plan on hiring at least two advisors to Resonate Blends, Inc. to cover the areas listed above. We also look to hire two additional Board Directors with the expertise to guide our holding company. We anticipate the Director and Advisory positions to be paid mainly in restricted stock.

Item 1A. Risk Factors

For our mobile marketing business, see risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015.

Risk Factors Associated with COVID-19

The extent to which the coronavirus (“COVID-19”) outbreak impacts our business, results of operations and financial condition will depend on future developments, which cannot be predicted.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to:

●	the duration and scope of the pandemic;
●	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
●	the actions taken in response to economic disruption;
●	the impact of business disruptions;
●	the increase in business failures that we may utilize as industry partners and the customers we serve;
●	uncertainty as to the impact or staff availability during and post the pandemic; and
●	our ability to provide our services, including as a result of our employees or our customers and suppliers working remotely and/or closures of offices and facilities.

Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Risk Factors Associated with the Cannabis Industry

Marijuana remains illegal under United States federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act and is illegal under federal law. It remains illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not pre-empted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s clients’ inability to proceed with their operations, which would adversely affect demands for the Company’s products.

Further legislative development beneficial to the operations of the Company is not guaranteed

The success of the Company’s business depends on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect demand for the Company’s product and its operations.

The cannabis industry could face strong opposition from other industries

The Company believes that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on the Company’s clients and, in turn on the Company’s operations.

Changing legislation and evolving interpretations of law

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect the Company’s clients and, in turn, the Company’s operations. Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company’s clients and thus the Company itself to incur substantial costs associated with modification of operations to ensure such clients’ compliance. In addition, violations of these laws, or allegations of such violations, could disrupt the Company’s clients’ business and result in a material adverse effect on the Company’s operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that the Company’s commercial clients are authorized to produce. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its operations.

Banking regulations could limit access to banking services

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot lawfully except for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for the Company’s clients to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm the Company’s business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to the Company’s clients and to the Company itself.

Insurance risks

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and complies with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations and or registration as prescribed by the FDA, we may be unable to continue to operate their and our business in its current form or at all.

Item 2. Properties

We currently do not own any real property. Our principal office for our mobile marketing business is located at 1940 Contra Costa Blvd. Pleasant Hill, CA 94523. We currently lease our executive offices at $2,000 per month. Our executive office for Resonate Blends, Inc. is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. This office is a co-sharing office and we pay $99 per month.

Item 3. Legal Proceedings

Resonate Blends, Inc. has no legal proceedings.

Item 4: Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “KOAN” as of December 16, 2019 on the OTCQB operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2019
Quarter Ended	High $	Low $
December 31, 2019	.22	.10
September 30, 2019	.16	.07
June 30, 2019	.42	.12
March 31, 2019	.70	.30

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	0.95	0.25
September 30, 2018	1.97	0.07
June 30, 2018	0.20	0.10
March 31, 2018	0.60	0.10

On April 30, 2020, the last sales price per share of our common stock on the OTCQB was $.08

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

Holders of Our Common Stock

As of April 30, 2020, we had 22,700,843 shares of our common stock issued and outstanding, held by 744 shareholders of record, other than those held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have an Employee Stock Ownership Program (ESOP) in place for our employees. The plan has 10,000,000 shares available. Through December 31, 2019, we have issued 6,485,000 shares to employees with 3,515,000 shares held in reserve at our Transfer Agent.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

	Resonate Holdings Inc.	Textmunication Inc.	Resonate Blends LLC	Total 2019	Total 2018
Revenues		1,050,161	-	1,050,161	1,066,408
Cost of Revenues	-	392,674		392,674	314,638
Gross Profit	-	657,487	-	657,487	751,770

Revenues for 2019 and 2018 remains constant primarily due the increase in clients was offset by cancellation few large label customers.

Cost of revenues increased for 2019 compared with the 2018 and our margins were less as a result of additional development resources.

Operating Expenses

	Resonate Holdings Inc.	Textmunication Inc.	Resonate Blends LLC	Total 2019	Total 2018
Advertising		21,831	38,945	60,776	13,873
General and Administrative	30.985	142,789	8,157	181,931	132.908
Legal and Professional	169,628	49,828	-	219,456	256,370
Officer compensation	95,000	300,910	80,000	475,910	353,700
Salaries and related	-	213,534	73,500	287,034	132,208
Sales commission	-	82,236	-	82,236	64,053
Office rent	-	22,050	-	22,050	20,294
Impairment of In House Software	-	-	-	-	85,092
Non Cash management fees	2,650,518	-	-	2,650,518	-
Total operating expenses	2,946,131	833,178	200,602	3,979,911	1,058,498

Our operating expenses for the year ended December 31, 2019 compared with 2018 increased primarily due to $2,650,518 as a stock-based compensation to our management team and company officers.

The increase in officers’ compensation were due to additional hiring of six (6) employees at Resonate Blends, Inc., including a CEO, COO, CIO, Product Director, Chief Creative Designer and Marketing Director.

We expect that our operating expenses for the rest of 2020 will be lower to that in the present year due to the departure of our CEO Wais Asefi and other employees employed at our mobile marketing subsidiary. Given our lack of operating capital, we may be forced to issue shares for services rendered to the company. We hope that increased revenues will lessen that trend for 2020 and beyond.

Other Income/ Expenses

We had net other expenses of $336,179 for the year ended December 31, 2019 and $31,373 for the same period ended December 31, 2018. Other expenses for the year ended December 31, 2019 consisted mainly of $106,961 in the loss on settlement of legal liabilities, $92,791 interest expenses, $118,124 amortization of debt discounts and $43,242 gain on settlement of derivative liabilities, offset by a gain of $24,939 from the settlement of notes payable. Other expense for 2018 consisted of $105,417 loss on settlement of notes payable, $42,534 on the amortization of debt discounts, and $2,792 in interest expense, offset by a $119.370 change in fair value of derivative liabilities based on the Black-Scholes option pricing model.

Net Income/Loss

The Company had a net loss of $3,669,728 for the year ended December 31, 2019, as compared with net loss of $339,753 for the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had total current assets of $105,742. Our total current liabilities as of December 31, 2019 were $717,970. We had a working capital deficit of $612,228 as of December 31, 2019.

Cash flows from Operating Activities

Operating activities used $809,386 in cash the year ended December 31, 2019, as compared with $54,145 for the year ended December 31, 2018. Our net loss was $3,669,728, offset by $3,035,465 in non-cash expenses, an increase in receivables of $38,037, a decrease in accounts payable and accrued expenses of $137,036 and a decrease in due to related party of $100. Our net loss of $339,753 was the main component of our negative operating cash flow in 2018, offset mainly by non-cash expenses of $73,810, an increase in receivables of $11,667 and an increase in accounts payable and accrued expenses of $221,812.

Cash flows from Investing Activities

Investing activities used $25,000 in cash the year ended December 31, 2019. Our negative investing cash flow in 2019 is the result of the investment in Joiant.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2019 amounted to $819,012 as compared with $112,500 for the year ended December 31, 2018. Our positive cash flow in 2019 consisted mostly of proceeds from the sale of issuance of common stocks. Our positive cash flow in 2018 consisted mostly of proceeds from the sale of convertible promissory notes, offset by payments on loans payable.

Our optimum level of growth for success will be achieved if we are able to raise $1,500,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. If we are unable to raise $1,500,000, our ability to implement our business plan and achieve our goals will be significantly diminished.

We have experienced a history of losses. With Resonate Blends in development stage and Textmunication revenues stable, we are still reliant on outside capital as we have been in the past. We will need at a minimum $1,500,000 in capital to operate in the next 12 months.

We are dependent on investment capital to continue our survival. We have raised money through convertible debt, almost always on unfavorable terms. There is no guarantee that these small convertible loans will be available to us in the future or on terms acceptable to us.

We also plan to raise money in the sale of our equity securities. There can be no assurance of funds from these efforts or that any other type of additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of December 31, 2019, we have an accumulated deficit of $19,159,721. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2019 and 2018
F-3	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2019 and 2018
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Resonate Blends, Inc. (formerly Textmunication Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resonate Blends, Inc. (formerly Textmunication Holdings, Inc.) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

May 13, 2020

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$53,139	$68,513
Receivables	52,603	14,516
Total current assets	105,742	83,029
Investment in equity method investee	25,000	450,683
TOTAL ASSETS	130,742	533,712

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	175,243	225,430
Due to related parties	11,650	11,750
Convertible notes payable, net of discount	161,404	20,000
Derivative liability	262,712
Settlement liability	106,961	360,756
Total current liabilities	717,970	617,936
Convertible notes payable, net of discount - Long term
Total liabilities	717,970	617,936
Stockholders’ deficit
Series A - Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	0	7
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; 17,153,936 and 2,435,179 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	1,715	446
Additional paid-in capital	18,570,178	15,404,716
Accumulated deficit	(19,159,721)	(15,489,993)
Total Stockholders’ deficit	(587,228)	(84,224)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$130,742	$533,712

  The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Year Ended
	December 31, 2019	December 31, 2018
REVENUES	$1,050,161	$1,066,408
COST OF REVENUES	392,674	314,638
Gross profit	657,487	751,770
Operating expenses
Advertising	60,776	13,873
General and administrative expenses	181,931	132,908
Legal and Professional fees	219,456	256,370
Officer Compensation	475,910	353,700
Salaries and Related	287,034	132,208
Sales Commission	82,236	64,053
Office Rent	22,050	20,294
Impairment of in house software	-	85,092
Non cash management fees	2,650,518
Total operating expenses	3,979,911	1,058,498
Loss from operations	(3,322,424)	(306,728)
Other Income (expense)
Other Income
Interest expense	(92,791)	(2,792)
Loss on change of derivative liability	-	-
Amortization of debt discount	(118,124)	(42,534)
Gain (loss) on settlement of derivative liabilities	(43,242)	119,370
Legal settlement	(106,961)
Gain on settlement of notes payable	24,939	(105,417)
Total other expense	(336,179)	(31,373)
Income (loss) from investment in equity method investee	(11,125)	(1,652)
NET INCOME (LOSS)	(3,669,728)	(339,753)

Basic weighted average common shares outstanding	11,242,260	4,223,119
Net Income (loss) per common share: basic and diluted	(0.33)	(0.0805)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Preferred stock - Series D			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	4,000,000	$400	66,667	$7	2,000,000	$200	-		-	2,435,179	$244	$14,676,221	$(15,150,240)	$(473,168)
Proceeds from subscription agreements												150,000		150.000
Stock issued to settle notes payable										2,021,273	202	174,816		175,018
Settlement of derivative liability												403,679		403,679
Net loss													(339,753)	(339,753)

Balance, December 31, 2018	4,000,000	$400	66,667	$7	2,000,000	$200		$		4,456,452	$446	$15,404,716	$(15,489,993)	$(84,224)
Settlement of liabilities	-	-	-	-	-	-	-		-	1,718,000	172	360,510		360,682
Stock issuance for services	-	-	-	-	-	-	-		-	6,685,000	669	2,470,913		2,471,582
Preferred shares converted to common	-	-	(66,667)	(7)	-	-	-		-	20,000	2	5		-
Stocks and warrant issued for cash	-	-	-	-	-	-	40,000		4	-	-	199,996		200,000
Conveyance of ownership of Aspire	-	-	-	-	-	-				(20,000)	(2)	(439,556)		(439,558)
Preferred shares D retired	-	-	-	-	-	-	(40,000)		(4)	-	-	(260,000)		(260,004)
Stock issuance for acquisition of Resonate Blends, LLC and Entourage, LLC	-	-	-	-	-	-				4,274,484	428	833,594		834,022
Net loss	-	-	-	-	-	-							(3,669,728)	(3,669,728)
	4,000,000	$400	-	$-	2,000,000	$200	-		$-	17,133,936	$1,715	$18,570,178	$(19,159,721)	$(587,228)

 The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

	2019	2018
Cash Flows from Operating Activities
Net Income (loss)	$(3,669,728)	$(339,753)
Adjustments to reconcile	-
Amortization of debt discount	118,124	42,534
Loss on derivative liability	-	45,229
Impairment of software cost	-
Non cash interest expense	80,556
Legal Settlement	106,961
Share based compensation	2,650,518
Gain (Loss) on the settlement of debt	24,939	105,417
Gain on settlement of derivative liabilities	43,242	(119,370)
Income (Loss) from equity method investee	11,125	1,653
Changes in assets and liabilities	-
Receivables	(38,087)	(11,667)
Accounts payable and accrued expenses	(137,036)	221,812
Due to Related party	(100)	-
Net cash provided by operating activities	(809,386)	(54,145)
Investments in Joiant	(25,000)	-
Disposal of Investment in Aspire	-	-
Net cash provided by investing activities	(25,000)	-
Cash Flows from Financing Activities
Proceeds from subscription	611,262	150,000
Proceeds from convertible notes / loans payable	267,750	(37,500)
Proceeds from issuance of stock warrants	200,000	-
Payments on preferred stocks buy back	(260,000)	-
Payments on convertible notes payable	-	-
Acquisition of Resonate Blends	-	-
Net cash provided by financing activities	819,012	112,500
Net increase in cash	(15,374)	58,355
Cash, beginning of period	68,513	10,158
Cash, end of period	53,139	68,513

Supplemental disclosure of cash flow information
Cash paid for interest	12,235	6,171
Cash paid for tax	-
Non-Cash investing and financing transactions	-
Conversion of debt for common stock	10,000
Conversion of convertible notes payable	-	360,756
Settlement of derivative liability	-	319,041

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The Company

Resonate Blends, Inc. formerly Textmunication Holdings, Inc. (the “Company”) was incorporated on in October 1984 in the State of Georgia as Brock Control Systems. Founded by Richard T. Brock, the Company was in the sales automation market and an early developer of enterprise customer management systems. The Company went public at the end of March of 1993. In February of 1996, the Company changed its name to Brock International Inc., and in March of 1998, the Company again changed our name to Firstwave Technologies, Inc.

In 2007, the Company deregistered its common stock in order to avoid the expenses of being a public company. The Company reported briefly on the OTC Disclosure & News Service in 2008 but not for long. The Company again changed its name to FSTWV, Inc.

On October 28, 2013, the Company held a shareholder meeting to reincorporate the company in the State of Nevada and concurrently change its name to Textmunication Holdings, Inc. The Company also voted to approve a 1 for 5 reverse split of its outstanding common stock.

On November 16, 2013, the Company entered into a Share Exchange Agreement (SEA) with Textmunication, Inc. a California corporation, whereby the sole shareholder of the Company received 65,640,207 new shares of common stock of the Company in exchange for 100% of the Textmunication’s issued and outstanding shares.

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

On July 9, 2018, the 1 – 1,000 Reverse Split of the Company’s common stock took effect at the open of business. All shares and per share amounts have been retroactively adjusted to reflect the reverse split.

On June 25, 2019, the Company issued a press release announcing it plans to change its business direction from its current SMS technology business to focus on the emerging national cannabis market. The Company planned on using its mobile texting platform to enhance communication efforts with the potential acquisitions.

On October 25, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Resonate Purchase Agreement”) with Resonate Blends, LLC, a California limited liability company (“Resonate”), and the members of Resonate. As a result of the transaction, Resonate became a wholly owned subsidiary of the Company. In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 5% of the Company’s outstanding shares of common stock for a total of 665,072 shares were issued to the holders of Resonate in exchange for their membership interests of Resonate. These shares have anti-dilution protection. We have also agreed as part of the purchase price to issue: (ii) such number of shares of Series E Preferred Stock that will convert into 5% of the outstanding shares of common stock in the Company on a fully-diluted basis upon an annualized revenue run rate of Ten Million Dollars ($10,000,000.00) for any three (3) consecutive month trailing period; and (iii) such number of shares of Series E Preferred Stock that will convert into 5% of the outstanding shares of common stock in the Company on a fully-diluted basis upon the occurrence of the Company’s public market value reaching One Hundred Million US Dollars ($100,000,000). The shares in (ii) and (iii) shall have anti-dilution protections, except that this provision only applies for 2.5% of the outstanding shares acquired under each subsection.

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

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

Finally, the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; and (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000. Both are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO without cause before one-year of service and eight (8) weeks after one-year of service.

On December 16, 2019 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with its wholly owned subsidiary; Resonate Blends, Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company’s board of directors authorized a change in our name to “Resonate Blends, Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

In connection with the name change, the Company’s symbol was changed to “KOAN” that more resembles the Company’s new business focus.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2019 and 2018. We have summarized our most significant accounting policies.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2019, the Company has an accumulated deficit of $19,159,721. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2019 and 2018 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2019, and 2018 there’s no allowance for doubtful accounts and bad debts. At December 31, 2019 and 2018, one customer represented 51% and 71%, respectively, of the Company’s accounts receivable.

Revenue Recognition

Revenues are recognized when control of the promised is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The Company currently derives a substantial majority of its revenue from fees associated with our subscription services, which generally include mobile marketing platform services. Customers are billed for the subscription on a monthly basis. For all of the Company’s customers, regardless of the method, the Company uses to bill them; subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, the Company recognizes subscription revenue on a monthly basis over the applicable service period. When the Company provides a free trial period, the Company does not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Professional services revenues are generated from SMS and RCS packages where client logs into a cloud-based application to send targeted SMS messages to their subscriber’s base. Our custom web application SMS/RCS platform is typically billed on a fixed-price based on the number of SMS/RCS allocated for each package our client purchases. Generally, revenue for SMS/RCS services are recognized immediately as our clients have instant access to their web-based application to send out messages, the number of SMS/RCS messages allocated to a client expires at the end of each month and renews beginning of each month. The Company offers whereby control of the product passes to the customer when delivered and revenue is recognized at the time of delivery.

Results for reporting periods beginning after January1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the year ended December 31, 2018 as a result of applying Topic 606.

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

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

As of December 31, 2018, there are no financial assets and liabilities measured at fair value.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$262,712	$262,712

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for renewals or betterments are capitalized, and repairs and maintenance are charged to expense as incurred the cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss thereon is reflected in operations. Company policy capitalizes property and equipment for cost over $1,000, asset acquired under $1,000 are charge to operations.

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

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

During 2018, management determined that the software is unable to handle the expanding business and decided to scrap the entire project and recognize as loss for the year. A total cost of $85,092 was written off during the year ended December 31, 2018.

Advertising Expenses

Advertising expenses are included in General and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $21,831 and $13,873 in advertising expenses for the years ended December 31, 2019 and 2018, respectively.

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(AUDITED)

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

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(AUDITED)

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

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(AUDITED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans due to related parties are due on demand and have no interest. Amounts outstanding as of December 31, 2019 and 2018 was approximately $11,750 and $11,750, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following:

	December 31, 2019	December 31, 2018
Total convertible notes payable	277,750	20,000
Less discounts	(116,346)	(0)
Convertible notes, net of discount	$161,404	$20,000

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

The following table presents details of the changes in the Company’s derivative liabilities associated with its convertible notes for the year ended December 31, 2019:

Amount
Balance December 31, 2018	$0
Add derivative liability due to new convertible notes	219,469
Change in fair market value of derivative liabilities	43,242
Balance December 31, 2019	$262,711

Settlement Agreements

During the year ended December 31, 2019, the Company issued 1,280,000 shares of common stock with a fair value of $164,033 for the settlement of liabilities payable. The conversion of the derivative liabilities has been recorded through additional paid-in capital.

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

The following table presents details of the Company’s investment in Aspire as of December 31, 2017 and 2016:

Amount
Balance December 31, 2017	$452,336
Loss from equity method	(1,653)
Balance December 31, 2018	$450,683
Loss from equity method	(11,125)
Spin out	(439,558)
Balance December 31, 2019	$-

On October 25, 2019 the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with Mark S. Johnson and the Company’s 49% owned subsidiary, Aspire Consulting Group, LLC, a Virginia limited liability company. Pursuant to the Conveyance Agreement, the Company transferred all assets and business operations associated with its IT consulting solutions, including all of the capital stock of Aspire Consulting, to Mr. Johnson. In exchange, Mr. Johnson agreed to cancel 20,000 shares of common stock in the Company and to assume and cancel all liabilities relating to the Company’s former business.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Current month to month lease is for $1,838 a month. Rent expense was approximately $22,049 and $22,294 for the years ended December 31, 2019 and 2018, respectively.

Executive Employment Agreement

On October 25, 2019 the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; and (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000. Both are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO without cause before one-year of service and eight (8) weeks after one-year of service.

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Litigations Claims and Assessments

On October 12, 2018, the Company, Wais Asefi, the Company’s former CEO, and David Thielen, the Company’s COO, entered into a Settlement Agreement and Release (the “Agreement”) with Lester Einhaus (“Holder”) concerning a $25,000 convertible note issued by the Company to the Holder on September 23, 2015 (the “Note”). Case detail as follows:

Lester Einhaus vs. Textmunication

United States District Court – Northern District

Filed on 6/14/2017

Case: 1:17-cv-04478

The Agreement requires the Company to issue to the Holder 475,000 shares of the Company’s common stock, subject to the condition that the Holder does not own more than 4.99% of the Company’s outstanding shares at any time. As such, the shares will be issued out in tranches; with the first such tranche was due within 10 days of signing the Agreement for 198,000 shares. The Holder agreed to a daily leak out of the greater of 10,000 shares or 15% of the trading volume. An anti-dilution provision in the Agreement required an additional 379,386 shares to be issued. During the year ended December 31, 2019, all required shares were issued by the Company and no further liability exists.

NOTE 7 – INCOME TAXES

For the year ended December 31, 2019, the cumulative net operating loss carry-forward from continuing operations is approximately $19,065,529 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2019 and 2018:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$4,003,761	$2,597,027
Valuation allowance	(4,003,761)	(2,587,027)
Net deferred tax asset	$-	$-

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

Note 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 100,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001, which includes 4,000,000 shares of Series A preferred stock (“Series A”) and 2,000,000 shares of Series C preferred stock (“Series C”).

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

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

During the second quarter of 2019 the company issued 40,000 shares of preferred stock warrants for $200,000 cash.

During the third quarter of 2019 the company issued 1,280,000 common stocks in settlement of liabilities. The fair market value of the liabilities accounted as additional paid in capital of $164,033.

During the year ended December 31, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale to the Purchasers of an aggregate of up to 40,000 shares of our Series D Convertible Preferred Stock (the “Preferred Shares”) and related warrants for gross proceeds to the Company of $200,000. On December 9, 2019, we exercised our right to redeem the Preferred Shares by paying the Purchasers $260,000 or 130% of the amount paid for the Preferred Shares, as called for under the Securities Purchase Agreement.

During the last quarter year end December 31, 2019, the company issued 4,274,936 shares of common stocks to acquire Resonate Blends, LLC, and Entourage LLC, both California limited liability companies. As a result of the transaction, both companies became wholly owned subsidiaries of the Company. The Company recognized a loss of $834,022 on the acquisitions.

NOTE 9 – SUBSEQUENT EVENTS

On January 20, 2020, Wais Asefi resigned as Chairman and as a member of our Board of Directors. Mr. Asefi’s resignation is in support of Resonate Blends strategic direction of becoming a pure play cannabis company. The Company does not believe that Mr. Asefi has any disagreements on matters relating to our operations, policies or practices. Also, on January 20, 2020, our Board of Directors appointed Geoffrey Selzer as our Chairman.

On January 21, 2020, we executed a convertible promissory note with Geneva Roth Remark Holdings, Inc. for $113,300 together with any interest at the rate of 10% per annum from the issue date. If we decide to let this Note convert, the variable conversion price is 75% multiplied by the market price, representing a market discount of 25%. We have the ability to prepay this Note beginning on the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date with a prepayment percentage of 113%. The period beginning on the date which is one hundred twenty-one (121) days following the Issue Date and ending on the date which is one hundred eight (180) days following the Issue Date, the prepayment percentage is 118%.

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

On March 3, 2020, we executed a settlement agreement with Cicero on both the Note and email marketing program. We agreed to pay back the Note by making payments to Cicero of $10,000 monthly commencing on April 15, 2020 with a balloon payment due on September 15, 2020. Five equal monthly payments of $10,000 each will be made by the 15th of each month starting on April 15, 2020 through August 15, 2020. A final payment of $60,000 will be made on September 15, 2020 to close out the payment of the Note in its entirety. To settle the email marketing program, the Company will issue to Cicero 500,000 shares of restricted common stock upon execution of this Agreement. Such shares will be issued to Cicero within 5 business days of the date hereof. There will be a twelve (12) month leak-out period that will start once the shares are eligible to be resold, with no more than 5,000 shares allowed to be sold on any given trading day. After the issuance of the 500,000 shares, the Contract is paid in full.

As previously disclosed, on June 11, 2019, we sold 40,000 shares of our Series D Convertible Preferred Stock (the “Preferred Shares”) for gross proceeds to us of approximately $200,000. The Preferred Shares were sold along with warrants to purchase 83,333 shares of our common stock (the “Warrants”). The Warrants have an exercise price of $0.30 per share and are exercisable sixty months from the issuance date. The Warrants provide for cashless exercise in the event we have not registered the common shares underlying the Warrants. On March 10, 2020, we entered into Exchange Agreements with three Warrant holders to exchange their outstanding Warrants for shares of our common stock. Each Warrant holder shall receive 184,000 shares of our common stock (the “Exchange Shares”) valued at $0.25 per share in exchange for the Warrant holder’s surrender of the Warrant. Each Warrant holder agreed that it will not sell any of the Exchange Shares for sixty (60) days commencing on the Closing Date (“Lockup Period”). After the Lockup Period, each Warrant holder agreed that it will not sell more than 61,333 Exchange Shares, plus any Additional Shares (described below) issued in relation to such Exchange Shares in any calendar month.

On March 13, 2020, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with three accredited investors (the “Investors”), pursuant to which we issued and sold to the Investors three promissory notes, dated March 13, 2020, each in the principal amount of $141,999.99 for an aggregate principal amount of $425,999.97 (the “Notes”). We received $399,999.99 from the Notes after applying the original issue discount to the Notes, $232,270.79 of which was used to retire an existing convertible promissory note and the balance to our account, after legal costs, amounted to $157,229.20. The maturity date for repayment of the Notes is April 20, 2021 and the Notes bear interest at 15% per annum. We are required to repay the Notes by making nine equal instalments of $17,613 to each of the three Investors starting on July 13, 2020 and ending on March 13, 2021. As additional consideration, we agreed to issue to each Investor 250,000 shares of our common stock. We are required to issue additional shares in the event our common stock trades at less than $0.20 per share in any 10 day trading period. We have a right to repurchase the total 750,000 shares issued by paying each Investor $50,000 within 170 calendar days. The shares may only be sold under a leak out provision that restricts sales to no more than 10% of our average daily trading volume for the prior 30 days and no more than $35,000 in any calendar month. All principal and accrued interest on the Notes is convertible into shares of our common stock upon an event of default. The conversion price amounts to 65% of the lowest one day VWAP for our common stock during the 10 trading days prior to the issue date. The conversion price is subject to adjustment as provided in the Notes.

The company has evaluated subsequent events for recognition and disclosure through March 20, 2019 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Investment Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Investment Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Geoffrey Selzer	63	Chairman and CEO
Pamela Kerwin	71	Chief Operating Officer
David Thielen	56	Chief Investment Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director:

Geoffrey Selzer – Chief Executive Officer and Chairman

Mr. Selzer has built his career through over two decades of hands-on corporate finance, management, creative and production experience. Former roles include CEO of Emergent Game Technologies, a video game software company, and the Creative Head of Disney Interactive’s edutainment studio. Geoffrey is the founder of Resonate Blends and has a passion for building organizations and delivering results.

Mr. Selzer does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Pamela Kerwin – Chief Operating Officer

Ms. Kerwin has extensive senior management experience with both start-up and Fortune 500 companies. As the Vice President and General Manager of Pixar Animation Studios, Pamela played a critical role in the company’s successful IPO and transition from a tech company to a blockbuster studio. Pam is a company builder who specializes in identifying competitive advantages and executing successful marketing strategies.

Ms. Kerwin does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

David Thielen – Chief Investment Officer and Board Member

Mr. Thielen’s career includes roles in Management, Sales, Business Development, Start-ups and Strategy Management as Vice President, COO and CEO. Prior to joining Textmunication Holdings, Inc. in 2017 as COO, he served as Area Vice President of DeRoyal, a global healthcare manufacture doing $500 million in annual revenues. In 2014, he founded Aspire Consulting Group based in Washington, D.C., an IT Services government system integrator that continues to operate as Veteran Owned company.

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

Significant Employees

On the mobile marketing side of our business, we have two significant employees.

Wais Asefi – CEO of Textmunication, Inc.

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

Nick Miniello – VP of Sales of Textmunication, Inc.

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

On the cannabis side, we have a Director of Creative Design and a Marketing Director, both of whom are responsible for the marketing plans and execution of those plans under the overall supervision of our COO. Although they are not executive officers, we consider these employees significant to our company:

Henry Steingieser – Chief of Creative Design and Branding

Henry has worked in the advertising, hospitality and entertainment industries as a Creative Director and Designer. He has worked with agencies such as William Morris Endeavor, Saatchi & Saatchi and Deutsch, and was co-owner and creative director at digital design firm Backward Heroes where they garnered FWA, Webby, Marcom and DMAC honors and awards for work with clients such as Capitol Records and New Line Cinema.

Mr. Steingieser does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Sian Seligman – Head of Marketing

Sian has served as the Senior Executive in charge of marketing, promotions and strategy for several brands and industries. She has consulted and worked for many Fortune 500 companies and clients, including Burger King, Nestle, Audi, Toyota, Coca-Cola, Ashton Kutcher, 50 Cent, Russell Simmons. Wired Magazine has hailed her work as “Brand Integration to Die For.”

Mr. Seligman does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We also have an employee that provides significant assistance with our company over product development.

Skyler Quisenberry – Director of Product Development & Research

Skyler has dedicated his adult life to the pursuit and dissemination of knowledge. Educated as an international economist at UCLA, he worked for three years in Japan at Hitachi Ltd.’s Nuclear Department. Since his time in Japan, Skyler has spent years researching the deeper layers of the Cannabis species and has been driven by a desire to understand the role of the dozens of variable molecules that produce the Entourage Effect.

Mr. Quisenberry does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Audit Committee

We do not have a separately designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2019, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2019 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2019, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2019:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Wais Asefi Former President, Chairman, CEO and Director	0	2	0
Nick Allen Miniello Former VP of Sales	1	0	0
Geoffrey Selzer CEO and Director	1	0	0
Pamela Kerwin Chief Operating Officer	1	0	0
David Thielen Chief Investment Officer and Director	1	0	0

Code of Ethics

As of December 31, 2019, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2019 and 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Wais Asefi	2019	$185,000		385,000			570,000
Former President, Chairman, CEO and Director	2018	$155,000

Nick Miniello	2019	140,700		231,000			371,700
Former VP of Sales	2018	126,200

Geoffrey Selzer	2019	$36,000					36,000
CEO and Director	2018	$0

David Thielen	2019	$92,500		231,000			323,500
CIO and Director	2018	$72,500

Pam Kerwin	2019	$24,000					24,000
Chief Operating Officer	2019	$0

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

On March 1, 2017, we appointed David Thielen as of Chief Operating Officer. We do not have an employment agreement with Mr. Thielen. He is CEO of Aspire in which we used to own a 49% equity interest. We pay Mr. Thielen an annual salary of $60,000. On October 25, 2019, Mr. Thielen resigned as COO of Textmunication and accepted a new role as Chief Investment Officer and Director. Mr. Thielen has an employment agreement and is paid $120,000 annually. He can also receive equity shares through assigned revenue and company milestones set by the Board of Directors.

On January 1, 2017, we appointed Nick Miniello as Vice President of Sales. We do not have an employment agreement with Mr. Miniello and he has not had any material interest in our company in the last two fiscal years. We pay him an annual salary of $108,000.

With the merger of Resonate Blends LLC and Entourage Labs LLC on October 25, 2019, Mr. Selzer was announced as Chief Executive Officer of the holding company. His annual salary is $180,000 and his team has 10% non-dilutive stock, with Mr. Selzer controlling 51% of this amount. Mr. Selzer also has equity milestones in place for meeting preassigned revenue and market valuation goals.

Mr. Selzer’s term of employment is for two years. He may request to terminate his employment contract and forfeit all benefits and equity grants, if provided, with a 30-day notice. Should he terminate his employment before two years, he will forfeit the right to earn any future milestone achievement benefits entirely regardless of how close the company may be to achieving them. At the end of his employment term, an option to continue employment at an annual contract or at-will employment will be available if agreed upon by both parties. The Company may not terminate his employment without Cause.

Ms. Pamela Kerwin was announced as Chief Operating Officer of the holding company on October 25, 2019. Ms. Kerwin’s salary is $120,000 annually and she also participates in the 10% of non-dilutive stock of the holding company.

Her term of employment is for two years. She may request to terminate her employment contract and forfeit all benefits and equity grants, if provided, with a 30-day notice. Should she terminate her employment before two years, she will forfeit the right to earn any future milestone achievement benefits entirely regardless of how close the company may be to achieving them. However, should a change of control occur resulting in the sale of the business anytime within 9 months of termination, all milestone achievements shall be deemed accomplished and all rights to the shares shall immediately vest prior to the close of such Change of Control event.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Pay-out Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Wais Asefi	2,500,000	-	-
David Thielen	1,500,000
Nick Miniello	1,500,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2020, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 26565 Agoura Road, Suite 200 Calabasas, CA 91302.

Name and Address of Beneficial Owner	Common Stock		Series A Preferred Stock		Series C Preferred Stock
	Number of Shares Owned	Percent of Class(2)(3)	Number of Shares Owned	Percent of Class(2)(3)	Number of Shares Owned	Percent of Class(2)(3)
Geoff Selzer	1,053,312	4.6%	-	-	-	-
David Thielen	1,500,000	6.6%	-	-	-	-
Pam Kerwin	124,228	*	-	-	-	-
All Directors and Executive Officers as a Group (3 persons)	2,677,540	11.8%	-	-	-	-
5% Holders
Wais Asefi(1)	2,742,019	12%	4,000,000	100%	2,000,000	100%
Nick Miniello	1,500,000	6.6%

* Less than 1%

(1)	Includes 2,722,019 shares of common stock, 4,000,000 shares of Series A Preferred Stock that may convert into 4,000 shares of common stock, and 2,000,000 shares of Series C Preferred Stock that may convert into 16,000 shares of common stock.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(3)	The percent of class is based on 22,700,843 shares of common stock outstanding, 4,000,000 shares of Series A Preferred Stock outstanding and 2,000,000 shares of Series C Preferred Stock outstanding as of April 30, 2020.

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

On October 25, 2019, we entered into a Membership Interest Purchase Agreement (the “Resonate Purchase Agreement”) with Resonate Blends, LLC, a California limited liability company (“Resonate”), and the members of Resonate. As a result of the transaction, Resonate became a wholly owned subsidiary of the Company. Our executive officers, Geoffrey Selzer and Pamela Kerwin, were members of Resonate at the time of acquisition.

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

Also, on October 25, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Entourage Labs Purchase Agreement”) with Entourage Labs, LLC, a California limited liability company (“Entourage Labs”), and the members of Entourage Labs. As a result of the transaction, Entourage Labs became a wholly owned subsidiary of the Company. Our executive officers, Geoffrey Selzer and Pamela Kerwin, were members of Entourage Labs at the time of acquisition.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$18,000	$0	$0	$0
2018	$18,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Change(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resonate Blends, Inc.

By:	/s/ Geoffrey Selzer
Geoffrey Selzer President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

May 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

May 14, 2020

By:	/s/ David Thielen
David
Chief Investment Officer and Director

May 14, 2020

