Form 10-Q
period 2020-03-31
Resonate Blends, Inc.
filed 2020-06-29
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

571-888-0009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,950,843 common shares as of June 26, 2020

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019;
F-2	Consolidated Statements of Operations for the for the three months ended March 31, 2020 and 2019 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$39,557	$53,139
Receivables	45,512	52,603
Total current assets	85,069	105,742
Investment in equity method investee	25,000	25,000
TOTAL ASSETS	109,069	130,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	217,932	175,243
Due to related parties	11,625	11,650
Convertible notes payable, net of discount	496,653	161,404
Derivative liability	179,480	262,712
Settlement liability	106,964	106,961
Short term loan	16,775	-
Total current liabilities	1,029,429	717,970
Total liabilities	1,029,429	717,970
Stockholders’ deficit
Series A - Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	400	400
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; 19,705,714 and 17,153,936 shares issued and outstanding as of March 31, 2020 and December 31, 2019 , respectively.	1,970	1,715
Additional paid-in capital	18,845,618	18,570,178
Accumulated deficit	(19,768,548)	(19,159,721)
Total Stockholders’ deficit	(920,360)	(587,228)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$109,069	$130,742

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31 2020	March 31, 2019
REVENUES	$305,590	$243,443
COST OF REVENUES	90,559	88,398
Gross profit	215,031	155,045
Operating expenses
Advertising	14,466	2,630
General and administrative expenses	315,382	80,461
Legal and Professional fees	286,213	19,162
Officer Compensation	66,800	45,000
Salaries and Related	198,703	54,437
Sales Commission	17,412	18,957
Office Rent	-	5,512
Impairment of inhouse software	-
Non cash management fees	-	2,521,582
Total operating expenses	898,976	2,747,741
Loss from operations	(683,945)	(2,592,696)
Other Income (expense)
Other Income		1,530
Interest expense	(7,114)	-
Gain (loss) on change of derivative liability	82,231	-
Amortization of debt discount	-	-
Gain (loss) on settlement of derivative liabilities	-	-
Legal settlement	-
Gain on settlement of notes payable	-	-
Total other income (expense)	75,117	1,530
Income (loss) from investment in equity method investee	-	(159)
NET INCOME (LOSS)	(608,828)	(2,591,325)

Basic weighted average common
shares outstanding	17,872,298	5,526,452
Net Income (loss) per common share: basic and diluted	(0.03)	(0.4689)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Preferred stock Series A		Preferred stock - Series B		Preferred stock - Series C		Preferred stock - Series D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
As of March 31, 2020
Balance December 31, 2019	4,000,000	$400	-	$-	2,000,000	$200	-	$-	17,133,936	$1,715	$18,570,178	$(19,159,721)	$(587,228)
Net Loss												(608,828)	(608,828)
Common stock issuance									2,551,718	255	275,440		275,696
Balance March 31, 2020	4,000,000	400			2,000,000	200			19,685,654	1,970	18,845,618	(19,768,549)	(920,360)

As of March 31, 2019
Balance, December 31, 2018	4,000,000	$400	66,667	$7	2,000,000	$200	-	$-	4,456,452	$446	$15,404,716	$(15,489,993)	$(84,224)
Net Loss												(2,591,325)	(2,591,325)
Settlement of liabilities									438,000	44	196,732		196,776
Stock issuance for services									6,685,000	669	2,520,913		2,521,582
Balance March 31, 2019	4,000,000	$400	66,667	$7	2,000,000	$200	-	$-	11,579,452	$1,159	$18,122,361	$(18,081,318)	$42,809

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For three months ended March 31

	2020	2019
Cash Flows from Operating Activities
Net Income (loss)	$(608,828)	$(2,591,325)
Adjustments to reconcile	-
Amortization of debt discount	-
Loss on derivative liability	-
Impairment of software cost	-
Non cash interest expense	5,468
Legal Settlement	-
Share based compensation	225,695	2,521,582
Gain (Loss) on the settlement of debt	-
Gain on settlement of derivative liabilities	-
Income (Loss) from equity method investee		159
Changes in assets and liabilities	-
Receivables	7,091	4,799
Accounts payable and accrued expenses	42,689	10,394
Due to Related party	25	-
Net cash provided by operating activities	(327,860)	(54,391)
Investments in Joiant		-
Disposal of Investment in Aspire	-	-
Net cash provided by investing activities	-	-
Cash Flows from Financing Activities
Proceeds from subscription	50,000
Proceeds from convertible notes / loans payable	151,960
Proceeds from notes payables	130,075	-
Payments on preferred stocks buy back		-
Payments on convertible notes payable	(17,757)	-
Acquisition of Resonate Blends	-	-
Net cash provided by financing activities	314,278	-
Net increase in cash	(13,582)	(54,391)
Cash, beginning of period	53,139	68,513
Cash, end of period	39,557	14,122

Supplemental disclosure of cash flow information
Cash paid for interest	1,529
Cash paid for tax	-
Non-Cash investing and financing transactions	1,500
Conversion of debt for common stock	-	$196,776

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

The Company

Resonate Blends, Inc. formerly Textmunication Holdings, Inc. (the “Company”) was incorporated in October 1984 in the State of Georgia as Brock Control Systems. Founded by Richard T. Brock, the Company was in the sales automation market and an early developer of enterprise customer management systems. The Company went public at the end of March of 1993. In February of 1996, the Company changed its name to Brock International Inc., and in March of 1998, the Company again changed our name to Firstwave Technologies, Inc.

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

FOR THE QUARTER ENDED MARCH 31, 2020

(UNAUDITED)

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2020, the Company has an accumulated deficit of $19,768,548. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2020, no cash balances exceeded the federally insured limit.

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2020

(UNAUDITED)

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2020, and 2019 no allowance for doubtful accounts was set up.

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

Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

FOR THE QUARTER ENDED MARCH 31, 2020

(UNAUDITED)

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

FOR THE QUARTER ENDED MARCH 31, 2020

(UNAUDITED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2020, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of March 31, 2020 and December 31, 2019 were approximately $11,625 and $11,650, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Total convertible notes payable	649,300	277,750
Less discounts	(152,647)	(116,346)
Convertible notes, net of discount	$496,653	$20,000

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

The following table presents details of the changes in the Company’s derivative liabilities associated with its convertible notes for the three months ended March 31, 2020:

Amount
Balance December 31, 2019	$262,711
Change in fair market value of derivative liabilities	(83,231)
Balance March 31, 2020	$179,480

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015 the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,512 and $5,268 for the three months ended March 31, 2020 and 2019, respectively. We also have a co-share office located in Calabasas, California for our executive team at Resonate. We pay $99 month for the office space.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

During the first quarter of 2020, the company issued a total of 1,501,778 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issues accounted as expenses as follows:

Professional fees	$60,500
Payment to obtain loan	165,195
Total	225,695

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2020

(UNAUDITED)

NOTE 7 – SUBSEQUENT EVENTS

On May 22, 2020, Resonate Blends, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Wais Asefi, Nick Miniello, Juleon Asefi, and Curt Byers (collectively, the “Asefi Group”) to sell to the Asefi Group its subsidiary, Textmunication, Inc., a California corporation (“Textmunication”). Textmunication operates the Company’s SMS business activities. The Company will retain its cannabis operations based in Calabasas, California.

The consideration for the sale of Textmunication consists of the cancellation by the Asefi Group of 4,822,029 shares of common stock (the “Shares”) of the Company. The Shares have a market value of $337,542, based on our last sales price of $0.07 per share as of May 26, 2020. Upon the cancellation of the Shares, the Company agreed to execute a general release in favor of Mr. Asefi.

Also on May 22, 2020, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Wais Asefi. Pursuant to the Separation Agreement, Mr. Asefi agreed to separate from all officer positions and as a director of the Company and to further accept the payment of $200,000 from the Company’s future fundraising as consideration of all debts outstanding under Mr. Asefi’s employment agreement with the Company. Mr. Asefi further agreed to cancel his 4,000,000 shares of Series A Preferred Stock and to transfer his 2,000,000 shares of Series C Preferred Stock to Geoffrey Selzer, the Company’s current CEO and Director. Mr. Asefi further released the Company of all claims.

Also on May 22, 2020, Mr. Selzer signed a Voting Agreement and agreed to vote his newly acquired 2,000,000 shares of Series C Preferred Stock in favor of the sale of Textmunication to the Asefi Group.

On June 18, 2020, we executed a convertible promissory note with Geneva Roth Remark Holdings, Inc. for $85,800 together with any interest at the rate of 10% per annum from the issue date. If we decide to let this Note convert, the variable conversion price is 75% multiplied by the market price, representing a market discount of 25%. We have the ability to prepay this Note beginning on the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date with a prepayment percentage of 113%. The period beginning on the date which is one hundred twenty-one (121) days following the Issue Date and ending on the date which is one hundred eight (180) days following the Issue Date, the prepayment percentage is 118%.

On March 3, 2020 Resonate Blends, Inc. (“Resonate”) agreed to pay Cicero Holding, Inc. (“Cicero”) five payments of $10,000 plus a final balloon payment of $60,000 by September 15, 2020. This settlement was on a previous $100,000 convertible note issued to the Company on October 2, 2019. To date, Resonate has made two payments of $10,000 each – or $20,000 total. On June 23, 2020, both Parties agreed to amend the settlement agreement dated March 3, 2020. Resonate will issue 900,000 common shares to Cicero with a leak-out of 120,000 shares per month to retire the remaining $90,000 owed on the Note.

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

COVID-19 Extension Disclosure

Resonate Blends, Inc. has relied upon the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (the “Order”) to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to circumstances related to the coronavirus disease (“COVID-19”).

On May 14, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. After the diagnosis of the coronavirus (“COVID-19”) in close proximity of the Company’s employees in March 2020, the Company closed its corporate offices and requested that all employees work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these ongoing circumstances, the Company was unable to timely provide its auditors and accountants with financial records, and therefore allow the Company to file a timely and accurate Quarterly Report on Form 10-Q for the period ending March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

Company Overview

On October 25, 2019, Resonate Blends, Inc. (formerly Textmunication Holdings Inc.) announced its entry into the cannabis industry by acquiring Resonate Blends LLC (“Resonate” or the “Company”), a California-based cannabis wellness lifestyle product company built on a proprietary system of experiential targets. Resonate is building a brand-focused vertically integrated cannabis organization offering trusted brands of consistent quality. The Company also acquired Entourage Labs LLC (“Entourage Labs”), a sister company of Resonate. Entourage Labs is the Intellectual Property (IP) subsidiary of Resonate.

Based in Calabasas, California, Resonate Blends, Inc. is a cannabis holding company centered on valued-added holistic Wellness and Lifestyle brands. The Company’s strategy is to ignite future growth by building a purpose-driven portfolio of research organizations, innovative and emerging brands, and retail channels. The Company’s focus is finding mutual value between product and consumer by optimizing quality, supply chain resources and financial performance. The Company offers a family of premium cannabis-based products of consistent quality based on unique formations calibrated to Resonate Blends effects system in what we believe is the industry gold standard in user experience.

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

Our holding company, Resonate Blends, Inc., is now comprised of Resonate Blends LLC, the cannabis operations and product development side of the company; Entourage Labs LLC, which is our Intellectual Property (IP) subsidiary, and Textmunication, Inc., our mobile marketing subsidiary for the health, fitness and wellness sectors which, upon 20 days from mailing a definitive 14C information statement, has been sold.

Our company and a group of shareholders (hereinafter referred to as, the “Asefi Group”), including Wais Asefi, our former Chief Executive Officer and director, have entered into a Purchase Agreement, dated as of May 22, 2020, pursuant to which we have agreed to sell Textmunication, Inc. to the Asefi Group.

The consideration for the sale of Textmunication, Inc. consists of 4,822,029 shares of common stock of our company that belong to Wais Asefi and other members of the Asefi Group, and which will be cancelled in the transaction. The 4,822,029 shares have a current market value of $337,542, based on our last sales price of $.07 per share as of May 22, 2020.

The Purchase Agreement contains customary representations, warranties and covenants made by our company and the Asefi Group, including covenants relating to the conduct of their respective businesses between the date of signing of the Purchase Agreement and the closing (the “Closing”), and customary non-solicitation provisions. The transactions contemplated by the Purchase Agreement are also subject to customary conditions, including our company’s receipt of a Broker Opinion of Value through Pricing Analysis from an independent firm and the approval our company’s stockholders.

The Purchase Agreement may be terminated by: (a) by mutual written consent of the parties; (b) by either party if the sale is not consummated within two months following execution, subject to certain limitations; (c) by either party if a governmental entity issues an order, decree or ruling or takes any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the sale, which order, decree, ruling or other action is final and non-appealable; (d) by either party if the requisite approval of our company’s. stockholders is not obtained, subject to certain limitations; (e) by our company., upon the Asefi Group’s breach of any representation, warranty, covenant or agreement, or if any representation or warranty of the Asefi Group becomes untrue, in either case such that the conditions set forth in the Purchase Agreement would not be satisfied as of the time of such breach or as of the time such representation or warranty becomes untrue, subject to cure provisions; (f) by the Asefi Group, upon our company’s breach of any representation, warranty, covenant or agreement, or if any representation or warranty of our company becomes untrue, in either case such that the conditions set forth in the Purchase Agreement would not be satisfied as of the time of such breach or as of the time such representation or warranty becomes untrue, subject to cure provisions; or (g) by our company. if a material adverse effect with respect to the Asefi Group occurs after the date of execution, subject to cure provisions.

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

Results of Operation for Nine Months Ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020, we earned revenues in the amount of $305,590 as compared with revenues of $243,443 for the three months ended March 31, 2019. The increase of approximately 26% compared to 2019 is due primarily to successful marketing efforts and effective use our new platform.

All revenues generated were from our subsidiary, Textmunication, Inc. We are finalizing our product line for our cannabis operations, and expect to achieve revenues in the coming months with the launch of these new products.

Cost of Revenues

Cost of revenues was $90,559 for the three months ended March 31, 2020, as compared with $88,398 for the same period ended March 31, 2019. Our cost of revenues for 2020 was in the same level compared with the 2019 increased slightly in relation to increase in revenues.

Our gross profit was $215,031 for the three months ended March 31, 2020 or approximately 70% of revenues, as compared with $$155,045 for the same period ended March 31, 2019, or approximately 63% of revenues. A slight increase in gross margin primarily due to lower cost incurred from our service providers.

Operating Expenses

Our operating expenses were $898,976 for the three months ended March 31, 2020, as compared with $2,747,741 for the three months ended March 31, 2019.

The main reason for our decreased operating expenses in 2020 was a result of 6,685,000 shares issued to employees and vendors for services rendered at a value of $2,521,582 offset by this year’s increased in Legal and Professional fees $152,693 and officer compensation $266,811.

Other Income

We had other income of $75,117 for the three months ended March 31, 2020 compared with other income of $1,530 for the same period ended March 31, 2019, mainly attributable to the changes in value of the derivative liability.

Net Income/Loss

We had net loss of $608,828 for the three months ended March 31, 2020, as compared with net loss of $2,591,325 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $85,069 consisting of cash and receivables. Our total current liabilities as of March 31, 2020 were $1,029,429. We had a working capital deficit of $944,360 as of March 31, 2020, compared with a working capital deficit of $612,228 as of December 31, 2019.

Cash Flows from Operating Activities

Operating activities used $327,860 in cash for the three months ended March 31, 2020, compared with cash used of $54,391 for the three months ended March 31, 2019. Our negative operating cash flow for the three months ended March 31, 2020 was largely the result of the result out net loss of $608,828 offset mainly by share based compensation of $225,695. Our negative operating cash flow for the three months ended March 31, 2019 was largely the result of our net loss of $2,591,325, offset mainly by share based compensation of $2,521,582.

Cash Flows from Investing Activities

We used no cash on investing activities for both the three months ended March 31, 2020 and 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2020 amounted to $314,278 compared with cash flows provided by financing activities of $0 for the three months ended March 31, 2019. Our positive cash flows for the three months ended March 31, 2020 consisted of proceeds from subscription $50,000, proceeds from convertible notes/loans payable $151,960 and proceeds from notes payable of $130,075, offset by payments of $17,757 on convertible notes payable.

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

Going Concern

As of March 31, 2020, we have an accumulated deficit of $19,768,548. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For our cannabis operations, see risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the first quarter of 2020, the company issued a total of 1,501,778 shares of common stock to vendors for compensation and services rendered

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	June 29, 2020

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date:	June 29, 2020

By:	/s/ David Thielen
David Thielen
Title:	Chief Investment Officer and Director

