Form 10-Q
period 2020-06-30
Resonate Blends, Inc.
filed 2020-08-14
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,857,869 common shares as of August 13, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019;
F-2	Consolidated Statements of Operations for the for the three and six months ended June 30, 2020 and 2019 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2020 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$181,739	$53,139
Receivables	46,597	52,603
Total current assets	228,336	105,742
Investment in equity method investee	25,000	25,000
TOTAL ASSETS	253,336	130,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	274,334	175,243
Due to related parties	11,621	11,650
Convertible notes payable, net of discount	694,557	161,404
Derivative liability	763,134	262,712
Settlement liability	-	106,961
Short term loan	187,619	-
Total current liabilities	1,931,265	717,970
Total liabilities	1,931,265	717,970
Stockholders’ deficit
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, Series A - 4,000,000 issued and outstanding	400	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	0	-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; 23,950,843 and 17,153,936 shares issued and outstanding as of June 30, 2020 and December 31, 2019 , respectively.	2,395	1,715
Additional paid-in capital	19,269,708	18,570,178
Accumulated deficit	(20,950,632)	(19,159,721)
Total Stockholders’ deficit	(1,677,929)	(587,228)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$253,336	$130,742

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES	$172,144	$253,683	$477,734	$497,053
COST OF REVENUES	68,678	96,027	159,237	184,553
Gross profit	103,466	157,656	318,497	312,500
Operating expenses
Advertising	1,073	9,285	15,539	12,115
General and administrative expenses	58,365	34,041	373,747	64,281
Legal and Professional fees	135,111	96,756	421,324	115,918
Officer Compensation	20,176	118,190	86,976	216,998
Salaries and Related	164,298	46,532	363,001	95,121
Sales Commission	7,175	21,310	24,587	40,267
Office Rent	5,607	5,512	5,607	11,025
Impairment of inhouse software	-	-	-
Non cash management fees	198,514	-	198,514	2,521,582
Total operating expenses	590,319	331,626	1,489,295	3,077,307
Loss from operations	(486,853)	(173,970)	(1,170,798)	(2,764,807)
Other Income (expense)
Other Income	-	(3,070)		1,498
Interest expense	(13,633)	-	(20,747)	(4,897)
Gan (Loss) on change of derivative liability	(699,999)	-	(617,768)	-
Amortization of debt discount	(13,559)	-	(13,559)	-
Gain on settlement of notes payable	31,961	-	31,961	-
Total other expense	(695,230)	(3,070)	(620,113)	(3,399)
Income (loss) from investment in equity method investee	-	(11,942)	-	(12,011)
NET INCOME (LOSS)	$(1,182,083)	$(188,982)	$(1,790,911)	(2,780,217)

Basic weighted average common shares outstanding	22,583,232	12,059,782	17,727,765	8,456,856
Net Income (loss) per common share: basic and diluted	$(0.05)	$(0.02)	$(0.10)	$(0.33)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Preferred stock Series D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
AS OF JUNE 30,2020
Balance December 31, 2019	4,000,000	$400			2,000,000	$200	-	$-	17,133,936	$1,715	$18,570,178	$(19,159,721)	$(587,228)
Net Loss three months March 31, 2020												(608,828)	(608,828)
Common stock issuance									2,571,778	255	275,440		275,696
Balance March 31, 2020	4,000,000	400			2,000,000	200			19,705,714	1,970	18,845,618	(19,768,549)	(920,360)
Net loss three months June 30, 2020												(1,182,083)	(1,182,083)
Non-cash Compensation									2,495,129	250	249,265		249,515
Conversion of notes payable									750,000	75	74,925		75,000
Common stock issue									1,000,000	100	99,900		100,000
Balance June 30,2020	4,000,000	400			2,000,000	200			23,950,843	2,395	19,269,708	(20,950,632)	(977,929)

AS OF JUNE 30, 2019
Balance, December 31, 2018	4,000,000	$400	66,667	$7	2,000,000	$200	-	$-	4,456,452	$446	$15,404,716	$(15,489,993)	$(84,224)
Net Loss												(2,591,325)	(2,591,325)
Settlement of liabilities									438,000	44	196,732		196,776
Stock issuance for services									6,685,000	669	2,520,913		2,521,582
Balance March 31, 2019	4,000,000	$400	-	-	2,000,000	$200	-	$-	11,579,452	$1,159	$18,122,361	$(18,081,318)	$42,809
Preferred shares converted to common			(66,667)	$(7)					20,000	2	5		-
Stock warrants issued for cash							40,000	4			199,996		200,000
Net loss three months June 30,2019												(188,982)	(188,982)
Balances June 30, 2019	4,000,000	400	(66,667)	(7)	2,000,000	200	40,000	4	11,599,452	1,161	18,322,362	(18,270,300)	53,827

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For six months ended June 30

	2020	2019
Cash Flows from Operating Activities
Net Income (loss)	$(1,790,911)	$(2,591,325)
Adjustments to reconcile	-
Amortization of debt discount	13,559
Loss on derivative liability	616,768
Non cash interest expense	18,303
Share based professional fees	251,695
Share based compensation	198,514	2,521,582
Gain (Loss) on the settlement of debt	(31,961)
Gain on settlement of derivative liabilities	(143,293)
Income (Loss) from equity method investee		159
Changes in assets and liabilities	-
Receivables	6,006	4,799
Accounts payable and accrued expenses	99,088	10,394
Due to Related party	(29)	-
Net cash provided by operating activities	(762,261)	(54,391)
Net cash provided by investing activities	-	-
Cash Flows from Financing Activities
Proceeds from subscription	150,000
Proceeds from convertible notes / loans payable	581,000
Proceeds from notes payables	187,619	-
Payments on convertible notes payable	(27,757)	-
Net cash provided by financing activities	890,862	-
Net increase in cash	128,600	(54,391)
Cash, beginning of period	53,139	68,513
Cash, end of period	181,739	14,122

Supplemental disclosure of cash flow information
Cash paid for interest	-
Cash paid for tax	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	85,000	$196,776

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2020

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

Textmunication is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. For merchants the company provides a mobile marketing platform where they can always send the most up-to-date offers/discounts/alerts/events schedule, such as happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through Textmunication by opting into keywords designated to the merchant’s keywords.

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

Finally, the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000; and David Thielen as Chief Investment Officer (CIO) with an annual salary of $120,000. All are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO and CIO without cause before one-year of service and eight (8) weeks after one-year of service.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2020, the Company has an accumulated deficit of $20,950,632. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2020 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of June 30, 2020 and 2019 no allowance for doubtful accounts was set up.

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

Results for reporting periods beginning after January 1, 2020 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We did not have any cumulative impact as a result of applying Topic 606.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2020, the Company had advances due to a related party. The loans are due on demand and have no interest. Amounts outstanding as of June 30, 2020 and December 31, 2019 were approximately $11,621 and $11,650, respectively

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On January 22, 2020, we executed a convertible promissory note with Geneva Roth Remark Holdings, Inc. for $113,300 with note discounted of $10,300 and interest at the rate of 10% per annum from the issue date. This note will mature on January 22, 2021 with penalty clause of 22% per annum should the note be defaulted. If we decide to let this Note convert, the variable conversion price is 75% multiplied by the market price, representing a market discount of 25%. We have the ability to prepay this Note beginning on the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date with a prepayment percentage of 113%. The period beginning on the date which is one hundred twenty-one (121) days following the Issue Date and ending on the date which is one hundred eight (180) days following the Issue Date, the prepayment percentage is 118%.

On March 3, 2020 Resonate Blends, Inc. (“Resonate”) agreed to pay Cicero Holding, Inc. (“Cicero”) five payments of $10,000 plus a final balloon payment of $60,000 by September 15, 2020. This settlement was on a previous $100,000 convertible note issued to Textmunication Holdings, Inc. on October 2, 2019. To date, Resonate has made two payments of $10,000 each – or $20,000 total. On June 23, 2020, both Parties agreed to amend the settlement agreement dated March 3, 2020. Resonate issued 900,000 common shares to Cicero with a leak-out of 120,000 shares per month to retire the remaining $90,000 owed on the Note.

On March 13, 2020 we executed a convertible promissory note with Armada Capital Partners LLC. for $142,000 with note discounted of $8,667 and interest at the rate of 15% per annum from the issue date. This note will mature on April 20, 2021 with penalty clause of 18% per annum should the note be defaulted. If we decide to let this Note convert, the variable conversion price is 65% multiplied by the market price, representing a market discount of 35%. We have the ability to prepay this Note beginning on the Issue Date at our discretion.

On March 13, 2020 we executed a convertible promissory note with BHP Capital NY for $142,000 with note discounted of $8,667 and interest at the rate of 15% per annum from the issue date. This note will mature on April 20, 2021 with penalty clause of 18% per annum should the note be defaulted. If we decide to let this Note convert, the variable conversion price is 65% multiplied by the market price, representing a market discount of 35%. We have the ability to prepay this Note beginning on the Issue Date at our discretion.

On March 13, 2020 we executed a convertible promissory note with Jefferson Street Capital LLC for $142,000 with note discounted of $8,667 and interest at the rate of 15% per annum from the issue date. This note will mature on April 20, 2021 with penalty clause of 18% per annum should the note be defaulted. If we decide to let this Note convert, the variable conversion price is 65% multiplied by the market price, representing a market discount of 35%. We have the ability to prepay this Note beginning on the Issue Date at our discretion.

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

Convertible notes payable consists of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible Note face value	$725,000	$277,750
Less: Discounts	(30,543)	(116,345)
Net Convertible notes payable	$694,557	$161,404

As of June 30, 2020, and December 31, 2020 accrued interest on notes payable were $28,860 and $10,556 respectively

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015, the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,607 and $11,025 for the three six ended June 30, 2020 and 2019, respectively. We also have a co-share office located in Calabasas, California for our executive team at Resonate. We pay $99 month for the office space.

Executive Employment Agreement

On October 25, 2019 the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000. On August 3, 2020, the Company entered into an Employment Agreement with David Thielen as Chief Investment Officer (CIO) with an annual salary of $120,000. All are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO and CIO without cause before one-year of service and eight (8) weeks after one-year of service.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six month ended June 30, 2020, the company issued a total of 3,996,907 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issues accounted as expenses as follows:

Professional Fees	$110,500
Payment to obtain loan	165,195
Payment to management staff	195,513
$471,208

NOTE 7 – SUBSEQUENT EVENTS

As previously disclosed, on January 21, 2020, we executed a convertible promissory note (the “Geneva Note”) with Geneva Roth Remark Holdings, Inc. for $113,300 together with any interest at the rate of 10% per annum from the issue date.

On July 20, 2020, we executed a Securities Purchase Agreement (“SPA”) with FirstFire and issued the FirstFire Note with a principal amount of $225,000, a $25,000 original issue discount and interest at 8% per annum. The principal balance and accrued but unpaid interest may be converted to our common stock at $0.10 per share or, upon default, at 75% of the lowest trading price in the last 20 days in our trading market.

On July 21, 2020, we paid off the Geneva Note in its entirety with proceeds acquired from the below new convertible promissory note (the FirstFire Note”) we issued to FirstFire Global Opportunities Fund LLC. The amount paid to Geneva was $140,397.01.

As previously disclosed, on May 22, 2020, Resonate Blends, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Wais Asefi, Nick Miniello, Juleon Asefi, and Curt Byers (collectively, the “Asefi Group”) to sell to the Asefi Group its subsidiary, Textmunication, Inc., a California corporation (“Textmunication”). Textmunication operates the Company’s SMS business activities.

On July 20, 2020, the parties closed on the transactions contained in the SPA. The Asefi Group will cancel 4,822,029 shares of common stock (the “Shares”) of the Company. The Shares have a market value of $337,542, based on our last sales price of $0.07 per share as of May 26, 2020. The Company also executed a general release in favor of Mr. Asefi.

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

Our holding company, Resonate Blends, Inc., is now comprised of Resonate Blends LLC, the cannabis operations and product development side of the company; and Entourage Labs LLC, which is our Intellectual Property (IP) subsidiary.

We recently sold Textmunication, Inc., our mobile marketing subsidiary for the health, fitness and wellness sectors. Our company and a group of shareholders (hereinafter referred to as, the “Asefi Group”), including Wais Asefi, our former Chief Executive Officer and director, have entered into a Purchase Agreement, dated as of May 22, 2020, pursuant to which we have agreed to sell Textmunication, Inc. to the Asefi Group.

The consideration for the sale of Textmunication, Inc. consisted of 4,822,029 shares of common stock of our company that belong to Wais Asefi and other members of the Asefi Group, and which were cancelled in the transaction. The 4,822,029 shares had a current market value of $337,542, based on our sales price of $.07 per share as of May 22, 2020.

Our principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA. Our executive telephone number is (571) 888-0009.

Results of Operation for Three and Six Months Ended June 30, 2020 and 2019

Revenues

For the three months ended June 30, 2020, we earned revenues in the amount of $172,144 as compared with revenues of $253,683 for the three months ended June 30, 2019. A 32% decrease in revenue for the 3 months period ended June 30, 2020 was primarily due cancellation of services from customers affected by the COVID19 pandemic. For the six months ended June 30, 2020, we earned revenues in the amount of $477,734, as compared with revenues of $497,053 for the six months ended June 30, 2019. A slight decrease by 4% compared to previous year.

All revenues generated were from our subsidiary, Textmunication, Inc. We expect a drastic drop on the revenue for the next quarter as a result of our subsidiary company being sold and discontinued operation of its business. We are finalizing our product line for our cannabis operations and expect to achieve revenues in the coming months with the launch of these new products.

Cost of Revenues

Cost of revenues was $68,678 for the three months ended June 30, 2020, as compared with $96,027 for the same period ended June 30, 2019. Cost of revenues was $159,237 for the six months ended June 30, 2020, as compared with $184,553 for the same period ended June 30, 2019.

Our gross profit was $103,466 for the three months ended June 30, 2020 or approximately 60% of revenues, as compared with $157,656 for the same period ended June 30, 2019, or approximately 62% of revenues. Our gross profit was $318,497 for the six months ended June 30, 2020 or approximately 67% of revenues, as compared with $312,500 for the same period ended June 30, 2019, or approximately 63% of revenues. Gross profit ration for the six months period slightly increase due to reduction of cost of server and computer programming cost.

Operating Expenses

Our operating expenses were $590,319 for the three months ended June 30, 2020, as compared with $331,62 for the three months ended June 30, 2019. Our operating expenses were $1,489,395 for the six months ended June 30, 2020, as compared with $3,077,307 for the six months ended June 30, 2019.

The main reason for our decreased in operating expenses in 2020 was a result of non-cash management fees in 2019 of $2,521,582, while this year we only have $198,514 non-cash management fees.

Other Income

We had other expense of $695,230 for the three months ended June 30, 2020 compared with other expenses of $3,070 for the same period ended June 30, 2019. We had other expenses of $620,113 for the six months ended June 30, 2020 compared with other income of $3,399 for the same period ended June 30, 2019.

The main reason for our increased other income in 2020 was a result of $617,768 loss on the change of derivative liability during 2020.

Net Income/Loss

We had net loss of $1,182,083 for the three months ended June 30, 2020, as compared with net loss of $188,982 for the three months ended June 30, 2019. We had a net loss of $1,790,911 for the six months ended June 30, 2020, as compared with a net loss of $2,780,217 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $228,336, consisting of cash and receivables. Our total current liabilities as of June 30, 2020 were $1,931,265. We had a working capital deficit of $1,677,929 as of June 30, 2020, compared with a working capital deficit of $612,228 as of December 31, 2019.

Cash Flows from Operating Activities

Operating activities used $762,261 in cash for the six months ended June 30, 2020, compared with cash used of $54,391 for the six months ended June 30, 2019. Our negative operating cash flow for the six months ended June 30, 2020 was largely the result of our net loss of $1,790,911. Our negative operating cash flow for the six months ended June 30, 2019 was largely the result of our net loss of $2,780,307, offset mainly by share based compensation of $2,521,580.

Cash Flows from Investing Activities

We used no cash on investing activities for both the three or six months ended June 30, 2020 and 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2020 amounted to $890,862 compared with cash flows provided by financing activities of $0 for the six months ended June 30, 2019. Our positive cash flows for the six months ended June 30, 2020 consisted primarily of convertible notes, notes payable and stock subscriptions.

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

We have experienced a history of losses. With Resonate Blends in development stage and Textmunication revenues will cease in the next quarter, we are reliant on outside capital as we have been in the past. We will need at a minimum $1,500,000 in capital to operate in the next 12 months.

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

Going Concern

As of June 30, 2020, we have an accumulated deficit of $20,950,632. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six month ended June 30, 2020, the company issued a total of 3,996,907 shares of common stock to vendors for compensation and services rendered.

On June 23, 2020, we issued 900,000 common shares to a noteholder with a leak-out of 120,000 shares per month to retire the remaining $90,000 owed on the note.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	August 14, 2020

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

By:	/s/ David Thielen
David Thielen
Title:	Chief Investment Officer and Director

