Form 10-Q
period 2020-09-30
Resonate Blends, Inc.
filed 2020-11-23
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,288,879 common shares as of November 16, 2020

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019;
F-2	Consolidated Statements of Operations for the for the three and nine months ended September 30, 2020 and 2019 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2020 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$9,014	$3,115
Receivables	-
Current assets of discontinued operations	-	102,627
Total current assets	9,014	105,742
Investment in equity method investee	25,000	25,000
TOTAL ASSETS	34,014	130,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	168,046	63,664
Due to related parties	-	(100)
Notes Payable Related Party	332,852
Convertible notes payable, net of discount	526,803	161,404
Derivative liability	763,134	262,712
Settlement liability		106,961
Current liabilities of discontinued operations	-	123,329
Total current liabilities	1,790,835	717,970
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 0 and 4,000,000 issued and outstanding	-	400
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 100,000,000 shares authorized; 24,789,981 and 17,133,936 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	2,479	1,715
Additional paid-in capital	19,542,531	18,570,178
Accumulated deficit	(21,302,031)	(19,159,721)
Total Stockholders’ deficit	(1,756,821)	(587,228)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$34,014	$130,742

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended			The Nine Months Ended
	September 30, 2020		September 30, 2019	September 30, 2020		September 30, 2019
REVENUES	$		$-	$		$
COST OF REVENUES			-
Gross profit		-	-		-		-
Operating expenses
Advertising		178	-		6,875		-
General and administrative expenses		112,967	10,113		456,674		13,486
Legal and Professional fees		16,705	78,665		401,095		194,427
Officer Compensation		-	23,351		-		77,634
Salaries and Related		106,000	-		381,900		-
Sales Commission		-	-		-		-
Office Rent		310	-		405		-
Impairment of inhouse software			-				-
Non cash management fees		-	-		198,514		2,521,582
Total operating expenses		236,160	112,129		1,445,463		2,807,129
Loss from operations		(236,160)	(112,129)		(1,445,463)		(2,807,129)
Other Income (expense)
Other Income			-				-
Interest expense		(25,988)	(34,027)		(54,453)		-
Loss on change of derivative liability		-	44,528		(617,769)		44,528
Amortization of debt discount		(29,033)	-		(40,475)		(34,026)
Gain on settlement of derivative liabilities		-	-		31,961		-
Legal settlement		(31,889)	(106,961)		(31,889)		(106,961)
Gain on settlement of notes payable			-				-
Total other expense		(86,910)	(96,460)		(712,625)		(96,459)
Income (loss) from investment in equity method investee			976				(11,125)
Loss from continuing operations		(323,070)	(207,613)		(2,158,088)		(2,914,713)
Income (loss) on discontinued operations		(28,329)	(35,541)		15,778		(108,748)
Net Loss		$(351,399)	$(243,154)		$(2,142,310)		$(3,023,461)

Basic weighted average common shares outstanding		23,694,220	12,544,669		19,731,100		12,595,552
Net Income (loss) per common share: basic and diluted		$(0.01)	$(0.02)		$(0.10)		$(0.23)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Preferred stock - Series D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
AS OF SEPTEMBER 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
As of December 31, 2019	4,000,000	$400		$-	2,000,000	$200	-	$-	17,133,936	$1,713	$18,570,178	$(19,159,721)	$(587,230)
Common stock issuance									1,050,000	105	110,245		110,350
Issuance for services									1,501,778	150	165,196		165,346
Net Loss 3 months ended March 31, 2020												(608,828)	(608,828)
Balances, March 31, 2020	4,000,000	400	-	-	2,000,000	200	-	-	19,685,714	1,968	18,845,619	(19,768,549)	(920,362)
Conversion of notes payable									750,000	75	74,925		75,000
Common stock issuance									1,000,000	100	99,900		100,000
Non-cash Compensation									2,495,129	250	249,265		249,515
Net loss 3 months ended June 30, 2020												(1,182,083)	(1,182,083)
Balances June 30,2020	4,000,000	400	-	-	2,000,000	200	-	-	23,930,843	2,393	19,269,709	(20,950,632)	(1,677,930)
Common stock Issuance for Cash									2,903,333	290	389,710		390,000
Conversion of notes payable									900,000	90	89,910		90,000
Cancellation of shares held by Textmunication									(4,755,029)	(476)	(332,376)		(332,852)
Non cash compensation									1,335,279	135	93,336		93,471
Shares issues for legal settlement									455,555	46	31,842		31,888
Cancellation of preferred stock	(4,000,000)	(400)									400		-
Net loss 3 months ended September 30, 2020												(351,399)	(351,399)
Balances, September 30, 2020	-	$-	-	$-	2,000,000	200	-	$-	24,769,981	$2,479	$19,542,531	$(21,302,031)	$(1,756,821)

AS OF SEPTEMBER 30, 2019
As of December 31, 2018	4,000,000	$400	66,667	$7	2,000,000	$200		$-	4,456,452	$446	15,404,716	$(15,489,993)	$(84,224)
Settlement of liabilities									438,000	44	196,732		196,776
Stock issuance for services									6,685,000	669	2,520,913		2,521,582
Net loss 3 months ended March 31, 2019												(2,591,325)	(2,591,325)
Balances, March 31, 2019	4,000,000	400	66,667	7	2,000,000	200	-	-	11,579,452	1,159	18,122,361	(18,081,318)	42,809
Preferred shares converted to common shares			(66,667)	(7)					20,000	2	5
Stocks and warrants issued for settlement for liabilities							40,000	4			199,996		200,000
Net loss 3 months ended June 30, 2019												(188,982)	(188,982)
Balances, June 30, 2019	4,000,000	400	-	-	2,000,000	200	40,000	4	11,599,452	1,161	18,322,362	(18,270,300)	53,827
Stock issuance for settlement of liabilities									1,280,000	127	163,906		164,033
Net loss 3 months ended September 30, 2019												(243,154)	(243,154)
Balances, September 30, 2019	4,000,000	$400	-	$-	2,000,000	200	40,000	$4	12,879,452	$1,288	$18,486,268	(18,513,454)	$(25,294)

The accompanying notes are an integral part of these consolidated financial statements

TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2020 and 2019

(UNAUDITED)

	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net loss	$(2,142,310)	$(3,023,461)
(Income) loss from discontinued operations	(15,778)	108,748
Adjustments to reconcile
Amortization of debt discount	40,475	34,026
Loss on derivative liability	536,819	44,528
Non cash interest expense	101,014
Legal Settlement	106,961
Share based professional fees	176,627
Share based compensation	198,514	2,521,635
Gain (Loss) on the settlement of debt	(31,961)	106,961
Gain on settlement of derivative liabilities	(143,293)
Income (Loss) from equity method investee		11,125
Changes in assets and liabilities
Accounts payable and accrued expenses	104,383	(19,566)
Due to Related party	(332,752)	-
Net cash used in operating activities of continuing operations	(1,401,301)	(216,004)
Net cash provided by (used in) operating activities of discontinued operations	99,638	(169,997)
Net cash used in operating activities	(1,301,663)	(386,001)

Cash Flows from Investing Activities
Investments in Joiant		-
Disposal of subsidiary company		-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from subscription	540,000
Proceeds from convertible notes / loans payable	806,000	167,500
Proceeds from issuance of stock warrants		200,000
Payments to notes payables	(226,057)
Net cash provided by financing activities of continuing operations	1,119,943	367,500
Net cash provided by financing activities of discontinued operations	187,619	38,067
	1,307,562	405,567

Net increase in cash	5,899	19,566
Cash, beginning of period	3,115	-
Cash, end of period	$9,014	$19,566

Supplemental disclosure of cash flow information
Cash paid for interest	$12,235	$9,557
Cash paid for tax	$-	$-
Non-Cash investing and financing transactions	-	-
Conversion of debt for common stock	$90,000	$163,906

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC. (FORMERLY TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

The Company

Resonate Blends, Inc. (formerly Textmunication Holdings, Inc.) (the “Company”) was incorporated in October 1984 in the State of Georgia as Brock Control Systems. Founded by Richard T. Brock, the Company was in the sales automation market and an early developer of enterprise customer management systems. The Company went public at the end of March of 1993. In February of 1996, the Company changed its name to Brock International Inc., and in March of 1998, the Company again changed our name to Firstwave Technologies, Inc.

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

On November 16, 2013, the Company entered into a Share Exchange Agreement (SEA) with Textmunication, Inc. a California corporation, whereby the sole shareholder of the Company received 65,640,207 new shares of common stock of the Company in exchange for 100% of the Textmunication issued and outstanding shares.

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

On July 20, 2020, the parties closed on the transactions contained in the SPA. The Asefi Group cancelled 4,755,209 shares of common stock (the “Shares”) of the Company. The Shares have a market value of $332,842, based on our last sales price of $0.07 per share as of May 26, 2020. The Company also executed a general release in favor of Mr. Asefi.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2020, the Company has an accumulated deficit of $21,302,031. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2020 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2020 and 2019 no allowance for doubtful accounts was set up.

Revenue Recognition

The Company did not have any revenues from continuing operations for the periods presented. The Company’s policy is that revenues will be recognized when control of the product is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2020, the Company had notes payable to related party of $332,852. The amount payable was in relation to the agreed amount to buyout of shares held by former officer and employees of Textmunication Inc. As of December 31, 2019, there were approximately $11,650 of related party payables.

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

Convertible notes payable consists of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible Note face value	$555,427	$277,750
Less: Discounts	(28,624)	(116,345)
Net Convertible notes payable	$526,803	$161,404

As of September 30, 2020, and December 31, 2020 accrued interest on notes payable were $28,860 and $10,556, respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 6, 2015, the Company signed an amendment to its lease originally signed on May 9, 2008. The amended lease commenced January 1, 2015 and expires on thirty days’ notice. Rent expense was approximately $5,607 and $11,025 for the three nine ended September 30, 2020 and 2019, respectively. We also have a co-share office located in Calabasas, California for our executive team at Resonate. We pay $99 month for the office space.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2020, the company issued a total of 5,332,186 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issues accounted as expenses as follows:

Professional Fees	$110,500
Payment to obtain loan	165,195
Payment to management staff	198,514
$474,209

NOTE 7 – DISCONTINUED OPERATONS

On July 20, 2020, the Company finalized a Stock Purchase Agreement (the “SPA”) with Wais Asefi, Nick Miniello, Juleon Asefi, and Curt Byers (collectively, the “Asefi Group”) to sell to the Asefi Group its subsidiary, Textmunication, Inc., a California corporation (“Textmunication”). Textmunication operates the Company’s SMS business activities. The Company retained its cannabis operations based in Calabasas, California. The Company has accounted for this spinout as a discontinued operation and retroactively reclassified all previously presented financial information. The following summarizes the results of operations for Textmunication, Inc.

	Nine Months Ended
	2020	2019
Revenues	$477,734	$758,101

Cost of revenues	101,347	285,085
Operating expenses	468,815	581,764
	570,162	866,849

Loss from operations of discontinued operation	(92,428)	(108,748)
Gain on disposal of discontinued operations	108,206	-
Gain (loss) from discontinued operations	$15,778	$(108,748)

NOTE 8 – SUBSEQUENT EVENTS

The company has evaluated subsequent events for recognition and disclosure through September 29, 2020 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Company Overview

On October 25, 2019, Resonate Blends, Inc. (formerly Textmunication Holdings Inc.) announced its entry into the cannabis industry by acquiring Resonate Blends LLC (“Resonate” or the “Company”), a California-based cannabis wellness lifestyle product company built on a proprietary system of experiential targets. Resonate is building a value-added, brand-focused cannabis organization offering premium brands of consistent quality. The Company also acquired Entourage Labs LLC (“Entourage Labs”), a sister company of Resonate. Entourage Labs is the Intellectual Property (IP) subsidiary of Resonate.

Based in Calabasas, California, Resonate Blends, Inc. is a cannabis holding company centered on valued-added holistic Wellness and Lifestyle brands. The Company’s strategy is to ignite future growth by building a purpose-driven portfolio of innovative, trusted national brands, emerging brands, research organizations, and a variety of retail channels. The Company’s focus is finding mutual value between product and consumer by optimizing quality, supply chain resources and financial performance. The Company offers a family of premium cannabis-based products of consistent quality based on unique formations calibrated to Resonate Blends effects system in what we believe is the industry gold standard in user experience.

The Company believes the greatest long-term value creation in the cannabis industry will be in the establishment of high quality and consistent consumer brands. Resonate hopes to become a national leader through its vision in creating a family of brands designed specifically to deliver reliable, effective, beneficial experiences.

Koan, the Resonate Blends product family, is based around a comprehensive system of interconnected experience targets that allow people to select the products that best fit their lifestyle and health objectives. Koan products are dedicated to the efficacy and precision of functional experience targets across a broad range of product categories.

Resonate’s initial products are a completely unique class of products called Cordials. These blends offer a wide range of experiences not currently available in the cannabis market. Our Cordials are water-soluble and use nano-emulsification technology to allow for quick onset and a sustained and nuanced experience. Single dose, healthful, subtle in taste, cordials are an ideal way for people to gently intentionally improve their well-being. They can be shipped directly or substituted for alcohol as a cocktail mixer.

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and are targeted for commercial release in early Q1 of 2021. The company plans to offer six unique blends at its initial release.

In preparation for you upcoming release, we have formalized contracts with our logistical and marketing partners and are implementing a digital native strategy supporting direct to consumer sales. This release will be followed before year end with our second product line that is already in full development.

Partnerships

Product Development:

The Company signed a custom development contract with Vertosa in March of 2020, the leading provider of safe, reliable emulsion bases for infused product developers. This contract was a major milestone for the Company as it selects its strategic partners to develop innovative products and solutions.

Vertosa is an award-winning strategic partner who will assist the Company in the launch of its first unique category of six water soluble products. These multi-use products deliver specific, predictable, reliable, effects in a format that is completely unique in the industry. The first product developed collaboratively is the Cordial product line, but both companies expect several other products to be developed over time utilizing Vertosa’s nano-emulsification technology.

The Vertosa and Resonate teams share a mission of maximizing the benefits of cannabinoids and plant medicine. Resonate selected Vertosa as a development partner because the Vertosa systems’ industry leading emulsification technology makes them highly stable, bioavailable, and water compatible. All of Vertosa’s inactive base materials are FDA approved and are lab tested for quality. Vertosa’s Hemp-derived CBD Emulsion System is now certified organic by CCOF, a United States Department of Agriculture-accredited certifier and non-profit advocacy group, and the company has also received its Good Manufacturing Practice (GMP) certification, confirming that its offerings follow regulations promulgated by the US Food and Drug Administration and are safe, pure, and effective.

Manufacturing:

The Company partnered with The Hive Laboratory, LLC (THL), a California licensed Type N – Infused Products Manufacturer based in Grover Beach, CA. THL produces and packages premium award-winning products for the medicinal, recreational and nutraceutical cannabis industries, and has worked with some of the biggest named brands in the industry.

Resonate and THL entered into a Master Services Agreement in which THL will manufacture and package Resonate’s first family of products to precise specifications. THL also has a Bureau of Cannabis Control (BCC) issued distribution license in California and will distribute Resonate’s products to retail establishments throughout the state.

THL and Resonate have been in frequent contact throughout Resonate’s development period and THL is prepared to support production of the Company’s unique family of wellness lifestyle products. Resonate’s upcoming first of its kind offerings are emulsified through the advanced infusion technology provided by award-winning Vertosa and collaboratively developed to push the state of the art in its cannabis products.

Distribution:

Because of the unique nature of Resonate’s Koan products and the recent expansion of home delivery services in the cannabis industry, Resonate has adopted a direct to consumer method as their primary sales strategy. Working with a technology partner, Resonate is adding an e-commerce feature to the Koan web site that will allow the Company to sell products directly to consumers using a licensed California state-wide delivery network for fulfilment.

In addition to direct sales, the company plans to offer products to select premium dispensaries throughout California. These products will be delivered to retail establishments by Hive Labs under their distribution license.

Resonate is also developing relationships with a variety of complementary distribution channels such as subscription box companies and other non-storefront reseller organizations.

Marketing:

Resonate selected Way To Blue as the marketing firm for its Koan family of wellness lifestyle blends. Way To Blue, is an award-winning, global, integrated communications agency working with consumer, lifestyle, media and entertainment companies, developing digitally led strategic brand communications.

Resonate will draw upon Way To Blue’s expertise in social media strategy and execution, content creation, community management and influencer engagement. The marketing firm focuses on insight and data-driven storytelling campaigns to deliver optimal results in both brand building and product sales.

Sale of Textmunication, Inc.:

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

Our principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA. Our executive telephone number is (571) 888-0009.

Results of Operation for Three and Nine Months Ended September 30, 2020 and 2019

Revenues

We have generated no revenues in our cannabis holding company or from our operating subsidiaries, Resonate Blends, LLC or Entourage Labs, LLC, for the three and nine months ended September 30, 2020.

From the discontinued operations of our prior held subsidiary, Textmunication, Inc., which we sold on July 20, 2020, we recorded discontinued revenues of $534,743, as compared with revenues of $758,100 for the nine months ended September 30, 2019.

We anticipate revenue from the Resonate Koan product line in first quarter of 2021.

Operating Expenses

Our operating expenses were $236,160 for the three months ended September 30, 2020, as compared with $112,129 for the three months ended September 30, 2019. Our operating expenses were $1,445,463 for the nine months ended September 30, 2020, as compared with $2,807,129 for the nine months ended September 30, 2019.

The main reason for our decreased operating expenses in 2020 was a result of non-cash management fees in 2019 of $2,521,582, while this year we only have $198,514 non-cash management fees.

We expect that our operating expenses will increase in 2021 over 2020 as a result of our product launch and the increased expenses associated with operations.

Other Income

We had other expenses of $86,910 for the three months ended September 30, 2020 compared with other expenses of $96,460 for the same period ended September 30, 2019. We had other expenses of $712,625 for the nine months ended September 30, 2020 compared with other expenses of $96,459 for the same period ended September 30, 2019.

The main reason for our increased other expenses in 2020 was a result of loss on revaluation of derivative liabilities of $617,769.

Net Income/Loss

We had net loss of $351,399 for the three months ended September 30, 2020, as compared with net loss of $243,154 for the three months ended September 30, 2019. We had a net loss of $2,142,310 for the nine months ended September 30, 2020, as compared with a net loss of $3,023,461 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $9,014, consisting of $9,014 in cash. Our total current liabilities as of September 30, 2020 were $1,790,835. We had a working capital deficit of $1,781,821 as of September 30, 2020, compared with a working capital deficit of $612,228 as of December 31, 2019.

Cash Flows from Operating Activities

Operating activities used $1,301,663 in cash for the nine months ended September 30, 2020, compared with cash used of $386,001 for the nine months ended September 30, 2019. Our negative operating cash flow for the nine months ended September 30, 2020 was largely the result of our net loss of $2,142,310, offset by loss on derivative liability of $536,819 and share based compensation of $198,514. Our negative operating cash flow for the nine months ended September 30, 2019 was largely the result of our net loss of $3,023,461, offset mainly by share based compensation of $2,521,635.

Cash Flows from Investing Activities

We used no cash on investing activities for both the three or nine months ended September 30, 2020 and 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2020 amounted to $1,119,943 compared with cash flows provided by financing activities of $367,500 for the nine months ended September 30, 2019. Our positive cash flows for the nine months ended September 30, 2020 consisted of proceeds from issuance of common stocks $540,000, proceeds from Convertible notes payable $806,000, offset by payments of notes payable of $226,057. Our positive cash flows for the nine months ended September 30, 2019 consisted of proceeds from the issuance of preferred stock and warrants of $200,000 and proceeds from convertible notes of $167,750.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Our optimum level of growth for success will be achieved if we are able to raise $1,500,000 in the next twelve months. However, funds are difficult to raise in today’s economic environment. We have experienced a history of losses. If we are unable to raise $1,500,000, our ability to implement our business plan and achieve our goals will be significantly diminished.

We are dependent on investment capital to continue our survival. We have raised money through convertible debt, almost always on unfavorable terms. There is no guarantee that these small convertible loans will be available to us in the future or on terms acceptable to us.

We also plan to raise money in the sale of our equity and debt securities. There can be no assurance of funds from these efforts or that any other type of additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of September 30, 2020, we have an accumulated deficit of $21,302,031. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2020, we issued 2,400,000 shares of common stock to an accredited investor for total proceeds of $240,000.

For the nine months ended September 30, 2020, the company issued a total of 5,332,186 shares of common stock to vendors for compensation and services rendered.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	November 23, 2020

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

