Form 10-K
period 2020-12-31
Resonate Blends, Inc.
filed 2021-04-15
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value of $0.0001

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,040,641

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,652,887 common shares as of March 31, 2021.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Resonate is committed to helping you live the life you love. We do not make the medicinal vs. recreational distinction. This is a temporary legal separation in some states that we expect will soon cease to exist. We believe in wellness for the whole person. We know that people with pain or anxiety also want to enjoy friends, concerts and have satisfying intimate experiences. We are designing experiences which will improve all areas of our lives.

To accomplish this, Resonate is Mastering the Art of Experience. This is our mission. By integrating science, technology, education, branding, marketing, sales and delivery - with every customer interaction we aim to provide exceptional experiences. Cannabis has a broad range of unique characteristics and we are dedicated to harnessing and amplifying those characteristics to support healthy empowered and engaged lifestyles. From product development through customer communication, we prefect and demystify cannabis bringing innovative products to an increasingly sophisticated market. Resonate Blends has a strong social mission and the Resonate team is building a successful business by focusing our knowledge, skill and energy on creating wellness-lifestyle products which will improve community by helping individuals live more satisfying, meaningful and connected lives. The need for these products at this time is crucial.

To communicate the breadth of wellness products that Resonate is developing, our team created The Resonate System. The Resonate System graphically represents a spectrum of wellness products based on cannabis scaffolding. This system helps users easily select which product they want. Products based on The Resonate System deliver relaxation, freedom from pain and anxiety, boosts in focus and creativity, sensuality, human connection and joy. Our products are formulated around a system of interconnected experience targets that will allow you to know exactly what to expect when using them.

While respecting and honoring the natural power of plant medicine, Resonate also employs advanced science, leading technology and a deep understanding of how various cannabis compounds, when working in the body, simultaneously can create unique effects and benefits (referred to as the “Entourage Effect”). Our product developers blend cannabinoids and terpenes to formulate products with specific, controllable and repeatable, beneficial effects. Through innovation, experimentation, testing and an iterative product development strategy, our team has unlocked new plant constituent combinations resulting in unique, enjoyable and extremely effective wellness products unlike anything else in the marketplace. Resonate plans to explore obtaining patent protection for these formulations and products in the future.

Koan, the Resonate Blends product family, is based around a comprehensive system of interconnected experience targets that allow people to select the products that best fit their lifestyle and health objectives. Koan products are dedicated to the efficacy and precision of functional experience targets across a broad range of product categories.

Resonate’s initial products are a completely unique class of products called Cordials. These blends offer a wide range of experiences not currently available in the cannabis market. Our Cordials are water-soluble and use emulsification technology to allow for quick onset and a sustained and nuanced experience. Single dose, healthful, subtle in taste, cordials are an ideal way for people to gently intentionally improve their well-being. They can be sipped directly or substituted for alcohol as a cocktail mixer.

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and are targeted for commercial release in late Q1 of 2021. The company plans to offer six unique blends at its initial release.

In preparation for the upcoming release, we have formalized contracts with our logistical, manufacturing and marketing partners and are building a digital native strategy supporting direct to consumer sales. This release will be followed with our second product line that is already in full development and is expected for targeted commercial release before the end of 2021.

Our principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. Our executive telephone number is (571) 888-0009.

Partnerships

Product Development:

The Company signed a custom development contract with Vertosa in March of 2020, the leading provider of safe, reliable emulsion bases for infused product developers. This contract was a major milestone for the Company as it selected its strategic partners to develop innovative products and solutions.

Vertosa is an award-winning strategic partner who will assist the Company in the launch of its first unique category of six water soluble products. These multi-use products deliver specific, predictable, reliable, effects in a format that is completely unique in the industry. The first product developed collaboratively is the Cordial product line, but both companies expect several other products to be developed over time utilizing Vertosa’s emulsification technology in support of Resonate’s experience targeting expertise.

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

Manufacturing:

The Company plans to partner with The Galley, a California licensed Type N – Infused Products Manufacturer based in Santa Rosa, California. The Galley produces and packages premium award-winning products and has worked with some of the most popular brands in the industry. The Galley is built to FDA and CDPH standards and is focused on high demand areas of production – Edibles, Topicals, Tinctures, Chocolate, Hard Candies, Gummies, Pre-Rolls, Flower, Vapes and Beverages.

Resonate and The Galley entered into a Master Services Agreement in which The Galley will manufacture and package Resonate’s first family of products to precise specifications. The Galley also has a Bureau of Cannabis Control (BCC) issued distribution license in California and, along with other select distribution partners, will distribute Resonate’s products to retail establishments throughout the state.

The Galley and Resonate have been in frequent contact throughout Resonate’s development period and they are prepared to support production of the Company’s unique family of wellness lifestyle products. Resonate’s upcoming first of its kind offerings are emulsified through the advanced infusion technology provided by award-winning Vertosa and collaboratively developed to push the state of the art in its cannabis products.

Distribution:

Because of the unique nature of Resonate’s Koan products and the recent expansion of home delivery services in the cannabis industry, Resonate has prioritized a direct-to-consumer method as their primary sales strategy. Resonate is identifying a technology partner who will add an e-commerce feature to the Koan web site that will allow the Company to sell products directly to consumers using a licensed California state-wide delivery network for fulfilment.

In addition to direct sales, the company plans to offer products to select premium dispensaries throughout California. These products will be delivered to retail establishments by a leading cannabis full service distributor.

Resonate is also developing relationships with a variety of complementary distribution channels such as subscription box companies and other non-storefront reseller organizations.

Marketing and Sales Plan

The cannabis industry is changing daily in response to updated regulations, customer product education, new interest from various demographics and now the COVID-19 pandemic. As a result, we are constantly attentive to these changes as they affect the marketing of our products. Our initial marketing strategy was to launch in select dispensaries in Los Angeles and to support the launch with dispensary promotional material and location-based marketing. However, in the current market the Company has decided to modify this strategy. Paradoxically, retail restrictions and safety regulations were actually beneficial for us, as these allowed us to reprioritize our sales approach and to build a marketing plan around on-line dispensaries with wide delivery networks. Although retail restrictions will eventually be relaxed, we do not expect that storefront dispensaries will return to the dominant role they played in the cannabis industry before COVID-19 for several reasons.

Dispensaries are generally small, making social distancing difficult. Limitations on a customers’ ability to touch and smell products reduces the value of in-person shopping. Restrictions on the number of people allowed in these small spaces will create waiting lines outside stores, which will be inconvenient and even embarrassing for some. Finally, we have learned that a significant number of customers, particularly in our targeted demographic, really prefer the privacy and convenience of having products delivered to their homes. For all these reasons, we have decided to focus our marketing budget for at least the next six to nine months on supporting online and delivery outlets.

In response to the sudden change in customer buying preferences, Resonate has accelerated our plan to sell directly to consumers. We are in the process of partnering with an on-line platform which will allow us to communicate the value of our products directly to consumers. This platform will connect consumers to a licensed retail and California-wide home delivery network. This direct-to-consumer approach has significant benefits for us. First, it allows us to control our brand messaging and to assure that we are able to provide the information and education customers need to make confident and informed product choices. Through this method, we also have access to customer information which is not available from dispensaries, which allows us to employ successful marketing techniques used by leading on-line retailers such as customer loyalty programs, memberships, ambassadors, etc., to build brand awareness and increase sales. It is also better for us financially as it increases our profit margin. And, most exciting of all, upon launch, Koan products will immediately be available throughout California.

Therefore, our marketing budget and energy is now being channeled into appropriate programmatic advertising, developing informational materials for customers on our website, and developing professional and effective social media, search engine optimization and direct to consumer marketing campaigns. We will also offer training and market support to select premium California dispensaries. We expect that building our brand online will complement retail sales by increasing customer awareness and creating “pull-through” at brick-and-mortar facilities.

Future Koan Product - Resonate Growth Plans

For the first 12 months, Resonate will concentrate on releasing product and brand building in our home state of California. Resonate plans to follow the launch of its first six Koan products with others based on The Resonate System at regular intervals. Our formulas, combined with the proprietary Vertosa technology, will allow the Company to quickly deliver controlled, predictable, enjoyable effects in beverages, teas, and other innovative and unique products. Vertosa is the leading provider of emulsification technology for cannabis manufacturers. Emulsification allows cannabinoids to become water-soluble so that they can be added to Cordials, beverages, gummies, etc. Vertosa and Resonate are engaged in joint research focusing on effects of various emulsification methods on cannabinoids. We are working on methods that improve user experience by refining effects and managing bioavailability. Vertosa will also be providing the emulsification required for formulas in Resonate’s product line.

The cannabis industry is in its infancy. Resonate’s growth strategy is to create an innovative ecosystem of companies, investments and research that all support The Resonate System and our mission of empowering the wellness market. In addition to creating our “house” brands, the Company is also looking for other quality brands which could be incubated or targeted as either strategic partners or as acquisitions. Integrating these companies, we believe will provide consistent product quality that yields expected results and that also allows us to build a stable, successful company overall.

Resonate’s first commercial release will be a family of six precisely targeted effect blends. These products are category-breaking offerings as they are neither tinctures nor beverages but have the benefits of both. They are emulsified, water soluble, single-dose formulas that can be enjoyed privately or shared socially. Resonate plans to make these available initially in California in stylish mini bottles, each containing a single dose. They can be sipped directly from the bottle or poured into beverages. Koan products offer the very high bioavailability of tinctures not possible to deliver with edibles, take effect generally within minutes and provide benefits for approximately 3 hours. Significantly, these formulas all provide a pleasant predictable experience, a gentle onset and exit and have no unpleasant sensations or aftereffects sometimes associated with cannabis products. Our current products are as follows:

Calm

CBD rich with a hint of THC, Calm is formulated to quiet your mind and ease you into a gentle sense of wellbeing.

Wonder

Our highest THC offering, Wonder is carefully crafted to bring back that youthful sense of wonder and awe we feel when we are fully engaged with our senses and environment.

Balance

Balance is a subtle combination of cannabinoids and terpenes formulated to bring your mind, body and spirit back to an even state of harmony and homeostasis.

Create

Create is formulated to stimulate your senses, spark your imagination and channel your inner muse. Led by a stimulative blend of terpenes and just the right amount of THC to inspire and facilitate the artist in you.

Play

We formulated Play to help you become fully immersed in the moment and the people around you. From the park to the beach to the dance floor, Play helps you find your groove and keep it going.

Delight

Put on your rose-colored glasses and give everything some extra sparkle with Delight. Designed to open up your senses, raise your spirits and brighten your day

Competitive Landscape

The cannabis market still primarily consists of products of varying quality and poor branding. Much of the branding is heavy “stoner” or hospital medicinal, and differentiation between products is difficult. As a result, finding a product with controllable, consistent effects is difficult. Even products of high and reliable quality all look alike and have no shelf appeal. In addition, there is a mismatch between the fastest growing demographic and many current product offerings, which are designed to be inhaled. This is exactly why we have developed Koan Cordials, tasty, single dose, healthy cannabis products with timeless, exceptional branding. As the market matures, some companies are recognizing the importance of branding. Branded category leaders represent the 10 spots among best-selling products and sales data supports the desire among consumers for branded products. This is further supported by Headset, data (the leading industry provider of retail buying patterns), which shows that brands are leading every category in cannabis. Further, branded products command higher prices. Some branded products generate pricing as high as 150%, over industry average. The Resonate team excels in product branding.

There is no product in the marketplace exactly like our Koan products at this time. Other companies offer tinctures (which are concentrated herbal extracts made by soaking the bark, berries, leaves (dried or fresh), or roots from one or more plants in alcohol or vinegar), tea, salves, patches and cosmetics and vapes, and some of them provide effects which may be similar to those the Koan products will provide, but we believe that none are equal to ours with respect to quality, efficacy, consistency and scope. Our products are water soluble and can be enjoyed privately or poured in beverages and shared socially. We believe that the total experience offered by our products cannot be found elsewhere in the industry.

While there are a number of very fine products in the premium cannabis space, there is not yet a dominant brand in any category. Some are leading but no brand dominates. Data indicates that our targeted demographic seeks out trusted brands when making product selections. Resonate is bringing to market custom, reliable, experience-targeted products. which can be sipped or shared, offered under a well-crafted brand supported by an accessible information system. We provide The Resonate System so customers can understand what to expect and can make informed confident selections.

Recent Sale of SMS Business

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

Item 1A. Risk Factors

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

Marijuana remains illegal under United States federal law.

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

The Company’s operations are subject to various laws, regulations and guidelines relating to the manufacture, management, transportation, storage and disposal of cannabis but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment.

The Company both directly and indirectly engages in the medical and adult-use cannabis industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. To the Company’s knowledge, there are to date a total of 33 states, and the District of Columbia, that have now legalized cannabis in some form, including California, Nevada, New York, Florida, Illinois and Arizona. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor and there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States, the listing of its securities on applicable exchanges, its financial position, operating results, profitability or liquidity or the market price of our Common Stock.

The Company believes the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of the Company’s products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical cannabis market or any product, or consistent with earlier publicity The Company and its wholly-owned subsidiaries face an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. Greater access to medical cannabis, through home and designated growing and illegal dispensaries, may decrease the number of patients registering with the Company and may cause registered patients to leave the Company and grow for themselves. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition and operating results of the Company and if the Company is unable to continually innovate and increase efficiencies, its ability to attract new customers may be adversely affected. The Company may become party to litigation, mediation and/or arbitration from time to time in the ordinary course of business which could adversely affect its business

The Company expects to derive a substantial portion of its revenues from the cannabis industry in certain states of the United States, which industry is illegal under United States federal law.

The Company is directly involved (through its subsidiaries) in the cannabis industry in the United States where local state laws permit such activities. The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under United States federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. The United States Food and Drug Administration has not approved marijuana as a safe and effective drug for any indication.

In the United States marijuana is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal Controlled Substances Act, which makes cannabis use and possession federally illegal. Although certain states authorize medical or recreational cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law. The Supremacy Clause of the United States Constitution establishes that the United States Constitution and federal laws made pursuant to it are paramount and in case of conflict between federal and state law, the federal law shall apply.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued a memorandum to U.S. district attorneys which rescinded previous guidance from the U.S. Department of Justice specific to cannabis enforcement in the United States. U.S. federal prosecutors have been given discretion in determining whether to prosecute cannabis related violations of U.S. federal law. If the Department of Justice policy was to aggressively pursue financiers or equity owners of cannabis-related business, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) barring employees, directors, officers, managers and investors who are not U.S. citizens from entry into the United States for life. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the Controlled Substances Act with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current federal law. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected.

Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act “), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over CBD products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended medical CBD products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition.

The FDA may seek expanded regulation of hemp under the FDCA. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our partners are unable to comply with the regulations or registration as prescribed by the FDA, we and or our partners (including C2M) may be unable to continue to operate their and our business in its current or planned form or at all.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law of the United States.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. In addition, as described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the 2018 Farm Act. Therefore, the marketing and sale of our intended products containing hemp-derived CBD is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing CBD, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Due to recent expansion into the Cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our intended launch of certain products containing Cannabis. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Our products may not meet health and safety standards or could become contaminated.

We have adopted various quality, environmental, health and safety standards. We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third-party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

Confusion between legal Cannabis and illegal Cannabis.

There is risk that confusion or uncertainty surrounding our products with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from shareholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

There exists U.S. state regulatory uncertainty.

The rulemaking process for cannabis operators at the state level in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented in the operation will be compliance-based and derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding the Company’s efforts, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that the Company will receive the requisite licenses, permits or cards to operate its businesses.

In addition, local laws and ordinances could restrict the Company’s business activity. Although legal under the laws of the states in which the Company’s business will operate, local governments have the ability to limit, restrict, and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances, and similar laws could be adopted or changed, and have a material adverse effect on the Company’s business.

The Company is aware that multiple states are considering special taxes or fees on businesses in the marijuana industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. This could have a material adverse effect upon the Company’s business, results of operations, financial condition or prospects.

There is no assurance that the Company will obtain and retain any relevant licenses.

State licenses in the U.S. are subject to ongoing compliance and reporting requirements. Failure by the Company to comply with the requirements of licenses or any failure to maintain licenses would have a material adverse impact on the business, financial condition and operating results of the Company. Should any state in which the Company considers a license important not grant, extend or renew such license or should it renew such license on different terms, or should it decide to grant more than the anticipated number of licenses, the business, financial condition and results of the operation of the Company could be materially adversely affected.

The Company is subject to restricted access to banking.

Because the manufacture, distribution, and dispensation of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the U.S. Bank Secrecy Act. These statutes can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances which are illegal under federal law, including cannabis, and for failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) bureau of the U.S. Treasury Department issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the Trump Administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. The inability or limitation in the Company’s ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

The Company is subject to constraints on marketing products.

The development of the Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits the Company’s ability to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and operating results could be adversely affected.

The Company is subject to unfavorable tax treatment of cannabis businesses.

Under Section 280E (“Section 280E”) of the United States Internal Revenue Code of 1986, as amended (the “U.S. Tax Code”), “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the U.S. Internal Revenue Service to cannabis operations, prohibiting them from deducting expenses directly associated with the sale of cannabis. Section 280E therefore has a significant impact on the retail side of cannabis, but a lesser impact on cultivation and manufacturing operations. A result of Section 280E is that an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses.

The Company is subject to a risk of civil asset forfeiture.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

The Company is subject to proceeds of crime statutes.

The Company will be subject to a variety of laws and regulations domestically and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), as amended and the rules and regulations thereunder and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States

In the event that any of the Company’s license agreements, or any proceeds thereof, in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could be materially adverse to the Company and, among other things, could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends.

The Company is subject to product liability.

The Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of the Company’s products would involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that the Company’s products caused injury or illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation with its clients and consumers generally, and could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurances that the Company will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company’s potential products.

The Company is subject to product recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company’s products are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although the Company has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the Company’s significant brands were subject to recall, the image of that brand and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Company’s products and could have a material adverse effect on the results of operations and financial condition of the Company. Additionally, product recalls may lead to increased scrutiny of the Company’s operations by the U.S. Food and Drug Administration, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell hemp-based consumer products.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for our hemp-based consumer products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our hemp-based consumer products to be marketed or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our hemp-based consumer products in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a marijuana dispensary or marijuana cultivation and processing facility, which if successful, could materially and adversely affect our business.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner’s nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant’s business and the value of our property, our business and financial results and the trading price of our securities.

Laws and regulations affecting the regulated cannabis and marijuana industry are constantly changing, which could materially adversely affect our operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Risks Relating to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “KOAN” on the OTCQB. We do not currently have a consistent active trading market. There can be no assurance that a consistent active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●

Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

●	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;

●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;

●	Sale of a significant number of shares of our common stock by stockholders;

●	General market and economic conditions;

●	Quarterly variations in our operating results;

●	Investor and public relation activities;

●	Announcements of technological innovations;

●	New product introductions by us or our competitors;

●	Competitive activities; and

●	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws, which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. Significant shares of common stock are held by our principal stockholders, other company insiders and other large stockholders. As “affiliates” of Resonate, as defined under Securities and Exchange Commission Rule 144 under the Securities Act of 1933, our principal stockholders, other of our insiders and other large stockholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders. We have and may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficially transactions to our common stockholders.

Pursuant to our Articles of Incorporation, we currently have authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Anti-takeover provisions may limit the ability of another party to acquire our company, which could cause our stock price to decline.

Our Articles of Incorporation, as amended, our bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring our company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Our Articles of Incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock; our outstanding Preferred Stock contains provisions that restrict our ability to take certain actions without the consent of a certain percentage of Preferred Stock then outstanding.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 1B. Unresolved Staff comments

None

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. We pay rent of $99.00 per month at this location. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

We have no current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “KOAN” on the OTCQB. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2020

Quarter Ended	High $	Low $
March 31, 2020	.20	.03
June 30, 2020	.27	.05
September 30, 2020	.19	.07
December 31, 2020	.20	.08

Fiscal Year Ending December 31, 2019

Quarter Ended	High $	Low $
March 31, 2019	.70	.30
June 30, 2019	.42	.12
September 30, 2019	.16	.07
December 31, 2019	.22	.10

On March 31, 2021, the last sales price per share of our common stock was $.40.

Holders of Our Common Stock

As of March 31, 2021, we had 38,652,887 shares of our common stock issued and outstanding, held by approximately 187 shareholders of record at our transfer agent, with approximately 33 additional shareholders holding our shares in street name.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

On March 19, 2019, our Board of Directors adopted the 2019 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we are currently able to issue up to an aggregate total of 10,000,000 incentive or non-qualified options to purchase our common stock, stock awards and other offerings.

Equity Compensation Plans as of December 31, 2019

Equity Compensation Plans Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2019 Equity Compensation Plan	-	-	10,000,000
Other Equity Compensation (restricted stock awards)	-	-	-
Total	-	-	10,000,000

Recent Sales of Unregistered Securities

During the year ended December 31, 2020 the company issued a total of 3,830,408 shares of common stock to management and vendors for compensation and services rendered

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues

We have generated no revenues in our cannabis holding company or from our operating subsidiaries, Resonate Blends, LLC or Entourage Labs, LLC, for the years ended December 31, 2020 and 2019.

We anticipate booking revenue from the Resonate Koan product line in early 2nd quarter of 2021.

Operating Expenses

Our operating expenses were $1,813,958 for the year ended December 31, 2020, as compared with $3,178,000 for the year ended December 31, 2019.

The main reason for our decreased operating expenses in 2020 was a result of non-cash management fees in 2019 of $2,650,518, while this year we only have $198,514 non-cash management fees.

We expect that our operating expenses will increase in 2021 over 2020 as a result of our product launch and the increased expenses associated with operations.

Other Income

We had other expenses of $143,113 for the year ended December 31, 2020 compared with other expenses of $320,974 for the year ended December 31, 2019.

The main reason for our increased other expenses in 2020 was a result of loss on revaluation of derivative liabilities.

Net Income/Loss

We had net loss of $1,941,274 for the year ended December 31, 2020, as compared with net loss of $3,669,728 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had total current assets of $168,924, consisting of $114,325 in cash and $54,599 in advances to suppliers. Our total current liabilities as of December 31, 2020 were $1,165,363. We had a working capital deficit of $996,439 as of December 31, 2020, compared with a working capital deficit of $612,330 as of December 31, 2019.

Cash Flows from Operating Activities

Operating activities used $1,381,003 in cash for the year ended December 31, 2020, compared with cash used of $790,897 for the year ended December 31, 2019. Our negative operating cash flow for the year ended December 31, 2020 was largely the result of our net loss of $1,941,274, offset by share based compensation of $508,419. Our negative operating cash flow for the year ended December 31, 2019 was largely the result of our net loss of $3,510,101, offset mainly by share based compensation of $2,650,518.

Cash Flows from Investing Activities

We used no cash on investing activities for the year ended December 31, 2020, but we had $25,000 used in connection with an investment in Joaint in 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2020 amounted to $1,492,213 compared with cash flows provided by financing activities of $819,012 for the year ended December 31, 2019. Our positive cash flows for the year ended December 31, 2020 consisted of proceeds from issuance of common stock $1,011,113, proceeds from Convertible notes payable $850,100, offset by payments of notes payable of $369,000. Our positive cash flows for the year ended December 31, 2019 consisted of proceeds from the issuance of preferred stock and warrants of $811,262 and proceeds from convertible notes of $267,750.

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

Going Concern

As of December 31, 2020, we have an accumulated deficit of $21,100,995. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-3	Consolidated Balance Sheets as of December 31, 2020 and 2019;
F-4	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2019;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and
F-7	Notes to Consolidated Financial Statements

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Resonate Blends, Inc. (formerly Textmunication Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resonate Blends, Inc. (formerly Textmunication Holdings, Inc.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company’s continuing operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Notes 1 and 4 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $274,134 at December 31, 2020.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

April 15, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$114,325	$3,115
Advances to Suppliers	54,599
Current assets of discontinued operations	-	102,627
Total current assets	168,924	105,742
Investment in equity method investee	100	25,100
TOTAL ASSETS	169,024	130,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	198,936	63,665
Due to related parties	187,500
Convertible notes payable, net of discount	504,793	161,405
Derivative liability	274,134	262,712
Settlement liability		106,961
Current liabilities of discontinued operations	-	123,329
Total current liabilities	1,165,363	718,072
Convertible notes payable, net of discount - Long term
Total liabilities	1,165,363	718,072
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value Series A - Preferred Stock, 4,000,000 shares authorized, $0.0001 par value, 4,000,000 issued and outstanding	-	400
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 66,667 issued and outstanding	-	-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 200,000,000 shares authorized; 27,294,627 and 17,153,936 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	2,976	1,713
Additional paid-in capital	20,101,480	18,570,178
Accumulated deficit	(21,100,995)	(19,159,721)
Total Stockholders’ deficit	(996,339)	(587,230)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$169,024	$130,842

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Year Ended
	December 31, 2020	December 31, 2019
REVENUES	$-	$-
COST OF REVENUES	-
Gross profit	-	-
Operating expenses
Advertising	7,350	38,945
General and administrative expenses	679,344	70,411
Legal and Professional fees	521,850	169,628
Officer Compensation	210,400	175,000
Salaries and Related	196,500	73,500
Non cash management fees	198,514	2,650,518
Total operating expenses	1,813,958	3,178,002
Loss from operations	(1,813,958)	(3,178,002)
Other Income (expense)
Other Income
Interest expense	(54,659)	(77,586)
Impairment of investment	(25,000)	-
Amortization of debt discount	(56,350)	(118,124)
Gain (loss) on derivative liabilities	24,786	(43,242)
Legal settlement	(31,890)	(106,961)
Gain on settlement of notes payable	-	24,939
Total other expense	(143,113)	(320,974)
Income (loss) from investment in equity method investee	-	(11,125)
NET INCOME (LOSS) from continuing operations	(1,957,071)	(3,510,101)
NET INCOME (LOSS) from discontinued operations	15,797	(159,627)
	(1,941,274)	(3,669,728)

Basic weighted average common shares outstanding	$25,455,550	$11,242,260
Net Income (loss) per common share: basic and diluted	$(0.10)	$(0.3122)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2020

	Preferred stock		Preferred stock - Series B		Preferred stock - Series C		Preferred stock - Series D		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	4,000,000	$400	-	$-	2,000,000	200	-	$-	17,133,932	$1,713	$18,570,178	$(19,159,721)	$(587,230)
Common Stock Issuance									9,058,333	906	1,010,207		1,011,113
Common stock issuance for service									2,396,428	239	165,196		165,435
Stocks issuance to settle notes payable									1,650,000	165	313,832		313,197
Non-cash compensation									3,830,408	383	342,601		342,984
Cancellation of shares held by Textmunication Inc.									(4,755,029)	(476)	(332,376)		(332,852)
Shares issued for legal settlement									455,555	46	31,842		31,888
Cancellation of preferred stocks	(4,000,000)	(400)									400		-
Net Loss												(1,941,274)	(1,941,274)
Balance, December 31, 2020	-	$-	-	$-	2,000,000	200	-	$-	29,769,627	$2,976	$20,101,480	$(21,100,995)	$(996,339)

Balance, December 31, 2018	4,000,000	400	66,667	7	2,000,000	200	-		4,456,448	-446	15,404,716	(15,489,993)	(84,224)
Settlement of liabilities									1,718,000	171	360,510		360,681
Stock Issuance for services									6,685,000	668	2,470,913		2,471,581
Preferred shares converted to common			(66,667)	(7)					20,000	2	5		-
Stocks and warrant issued for cash							40,000	4			199,996		239,996
Conveyance of ownership to Aspire									(20,000)	(2)	(439,556)		(439,558)
Preferred shares D retired							(40,000)	(4)			(260,000)		(300,000)
Stock issuance for acquisition of Resonate									4,274,484	428	833,594		834,022
Net loss												(3,669,728)	(3,669,728)
Balance, December 31, 2019	4,000,000	$400	-	$-	2,000,000	200	-	$-	17,133,932	1,713	$18,570,178	$(19,159,721)	$(587,230)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31

	2020	2019
Cash Flows from Operating Activities
Net Income (loss)	$(1,941,274)		$(3,510,101)
Net loss from discontinued operations	15,797		(141,138)
Adjustments to reconcile
Amortization of debt discount	56,350
Impairment of investment	25,000
Non cash interest expense	54,659		80,556
Legal Settlement	31,980		106,961
Share based professional fees	165,435
Share based compensation	342,984		2,650,518
Gain (Loss) on the settlement of debt	-		24,939
Gain on settlement of derivative liabilities	(24,786)		43,242
Income (Loss) from equity method investee			11,125
Changes in assets and liabilities	-
Advances to suppliers	54,599		-
Accounts payable and accrued expenses	(344,823)		-
Due to Related party	187,500		-
Net cash provided by (used in) operating activities	(1,483,630)		(733,898)
Net cash provided by (used in) operating activities of discontinued operations	102,627		(56,999)
Net cash used in operations	(1,381,003)		(790,897)
Investments in Joiant	-		(25,000)
Disposal of Investment in Aspire	-		-
Net cash provided by investing activities	-		(25,000)
Cash Flows from Financing Activities
Proceeds from subscription	1,011,113		611,262
Proceeds from convertible notes / loans payable	850,100		267,750
Proceeds from issuance of stock warrants	-		200,000
Payments on preferred stocks buy back	-		(260,000)
Payments of convertible notes	(369,000)		-
Net cash provided by financing activities	1,492,213		819,012
Net increase in cash	111,210		3,115
Cash, beginning of period	3,115		-
Cash, end of period	114,325		3,115

Supplemental disclosure of cash flow information
Cash paid for interest	$(54,659)		$6,171
Cash paid for tax	-
Non-Cash investing and financing transactions	-
Conversion of debt for common stock	$10,000	$
Conversion of convertible notes payable	$10,500		$360,756
Settlement of derivative liability	$500,422		$319,041

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

Textmunication is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value added medium. For merchants Textmunication provides a mobile marketing platform where they can always send the most up-to-date offers/discounts/alerts/events schedule, such as happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through Textmunication by opting into keywords designated to the merchant’s keywords.

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

On July 20, 2020, the parties closed on the transactions contained in the SPA. The Asefi Group cancelled 4,822,029 shares of common stock (the “Shares”) of the Company. The Shares have a market value of $332,842, based on our last sales price of $0.07 per share as of May 26, 2020. The Company also executed a general release in favor of Mr. Asefi.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2019 and 2018. We have summarized our most significant accounting policies.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2020, the Company has an accumulated deficit of $21,100,995. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2020 and 2019 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2020, and 2019 there’s no allowance for doubtful accounts and bad debts. At December 31, 2020 and 2019, one customer represented 51% and 71%, respectively, of the Company’s accounts receivable.

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

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities,

Level 2: Quoted prices in markets that are not active, or inputs that is observable, either directly or indirectly, for substantially the full term of the asset or liability,

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of the accounts receivable, accounts payable, notes payable are considered short term in nature and therefore their value is considered fair value.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$274,134	$274,134

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

Advertising Expenses

Advertising expenses are included in General and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $7,350 and $38,945 in advertising expenses for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company had notes payable to a related party of $187,500. On May 22, 2020, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Wais Asefi. Pursuant to the Separation Agreement, Mr. Asefi agreed to separate from all officer positions and as a director of the Company and to further accept the payment of $200,000 from the Company’s future fundraising as consideration of all debts outstanding under Mr. Asefi’s employment agreement with the Company. Mr. Asefi further agreed to cancel his 4,000,000 shares of Series A Preferred Stock and to transfer his 2,000,000 shares of Series C Preferred Stock to Geoffrey Selzer, the Company’s current CEO and Director. Mr. Asefi further released the Company of all claims.

On May 22, 2020, the 4,000,000 shares of Series A Preferred Stock were returned to the Company’s transfer agent and cancelled and on May 22, 2020 the 2,000,000 shares of Series C Preferred Stock were transferred to Mr. Selzer. The parties to the Separation Agreement agreed to a payment schedule of $200,000 based on future monies raised by the Company - and not on a specific date – as follows:

●	$12,500 when the initial $250,000 is raised by the Company;
●	$12,500 when a total of $500,000 is raised by the Company;

●	$10,000 when a total of $750,000 is raised by the Company;
●	$35,000 when a total of $1,750,000 is raised by the Company;
●	$35,000 when a total of $2,750,000 is raised by the Company;
●	$35,000 when a total of $3,750,000 is raised by the Company;
●	$35,000 when a total of $4,750,000 is raised by the Company; and
●	$25,000 when a total of $5,750,000 is raised by the Company.

The Company made a payment of $12,500 on the payable to related parties as of December 31, 2020.

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

Convertible notes payable consists of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Convertible note face value	$517,544	$227,750
Less: Discounts	(12,751)	(116,345)
Net convertible Notes	504,793	161,404

As of December 31, 2020 and 2019 accrued interest payable on notes payable were $71,346 and $10,556 respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $740 and 0 for the years ended December 31, 2020 and 2019, respectively.

Executive Employment Agreement

On October 25, 2019 the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000; (iii) David Thielen as Chief Investment Officer (CIO) of the Company with an annual salary of $120,000. All are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO and CIO without cause before one-year of service and eight (8) weeks after one-year of service.

NOTE 6 – INCOME TAXES

For the year ended December 31, 2020, the cumulative net operating loss carry-forward from continuing operations is approximately $21,100,995 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2020 and 2019:

Deferred tax attributable to:	2020	2019
Net Operating loss carry over	4,431,209	3,017,656
Valuation allowance	4,431,209	3,017,656
Net deferred tax assets	-	-

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

Note 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 200,000,000 shares of common stock with a par value of $0.0001. The Company is also authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001.

Preferred Stock

The board of directors of the Company has designated, out of the 10,000,000 shares of preferred stock authorized, the following series of preferred stock: 4,000,000 shares of Series A Preferred Stock, 66,667 shares of Series B Preferred Stock, 2,000,000 shares of Series C Preferred Stock, 40,000 shares of Series D Preferred Stock and 10,000 shares of Series E Preferred Stock.

On October 25, 2019, 66,667 outstanding shares of Series B Preferred Stock was returned to the Company’s transfer agent and cancelled.

On December 9, 2019, the Company exercised its right to redeem the 40,000 outstanding shares of Series D Preferred Stock by paying the holders $260,000 or 130% of the amount paid for the shares, as called for under the Securities Purchase Agreement.

On May 22, 2020, 4,000,000 outstanding shares of Series A Preferred Stock were returned to the Company’s transfer agent and cancelled,

There were 2,000,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2020. There are no other series of preferred stock outstanding as of December 31, 2020.

Common Stock

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

Management Fees	$2,074,600
Payment to subcontractor	446,982
Total	$2,521,582

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

During the year ended December 31, 2020 the company issued a total of 3,830,408 shares of common stock to management and vendors for compensation and services rendered. The fair market value of the shares issues accounted as expenses as follows:

Professional Fees	$216,693
Payment to obtain loan	165,195
Payment to management staff	198,514
580,042

NOTE 8 – DISCONTINUED OPERATONS

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

	2020	2019
Revenues	$477,734	$758,101

Cost of revenues	101,347	285,085
Operating expenses	468,796	581,764
	570,143	866,849

Loss from operations of discontinued operation	(92,409)	(108,748)
Gain on disposal of discontinued operations	108,206	-
Gain (loss) from discontinued operations	$15,797	$(108,748)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

On July 20, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”) and convertible promissory note with a principal amount of $225,000, a $25,000 original issue discount and interest at 8% per annum (the “FirstFire Note”). On September 16, 2020, we executed an addendum with FirstFire whereby a $138,000 payment would be made followed by two additional payments to retire the FirstFire Note. On September 18, 2020 we made a $138,000 payment to FirstFire that took care of the first three (3) amortized payments due on December 20, 2020, January 20, 2021 and February 20, 2021. There remained two (2) additional payments of $52,500, which equals the remaining $105,000 due, were scheduled for payment on March 20, 2021 and April 20, 2021. On February 12, 2021, we made the final two (2) payments of $52,500 to retire the FirstFire Note.

On March 13, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with each of BHP Capital NY, Inc., Armada Capital Partners LLC, and Jefferson Street Capital LLC, and sold a convertible promissory note to each party with a principal amount of $141,999. On February 25, 2021, we paid off all three convertible promissory notes with a payment to each note holder for a total payout of $438,588.45.

On March 18, 2021, the Company announced the closing of our private placements. From December 1, 2020 through March 15, 2021 (collectively, the “Closing”), Resonate Blends, Inc. (the “Company”) entered into note subscription agreements (each, a “ Note Subscription Agreement”) with accredited investors (collectively the “Investors”), pursuant to which the Company issued and sold units (the “Units”) where each Unit priced at $25,000 consists of (i) an 8.0% Note in the principal amount of $25,000 convertible into Common Stock (the “Note) and (ii) a warrant for the purchase of 83,333 shares of the Company’s Common Stock (the “Warrant”). We sold 90 Units for total proceeds of $2,265,000. After paying finder fees of $187,450 and 649,045 warrant shares to Boustead Securities, LLC, the Company netted $2,077,550, which will be used for working capital.

In addition, the Company also entered into subscription agreements (the “Equity Subscription Agreements”) with certain accredited investor subscribers (the “Subscribers”) in connection with an equity placement offering of a maximum of $2,000,000 in units (the “Equity Units”) where each Equity Unit consists of one share of Common Stock at a purchase price of $0.15 and a warrant to purchase 0.5 share(s) of Common Stock at an exercise price of $0.225 per share. We sold 6,983,333 Equity Units for total proceeds of $1,047,500. After paying finder fees of $100,763 and 314,249 warrant shares to Boustead Securities, LLC, the Company netted $946,737, which was used to pay off the remaining convertible note debt and will also be used for working capital.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Geoffrey Selzer	64	Chairman and CEO
Pamela Kerwin	72	Chief Operating Officer
David Thielen	57	Chief Investment Officer and Director

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

We have no significant employees.

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

For the fiscal year ending December 31, 2020, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2020 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020, other than Geoffrey Selzer and Pam Kerwin, who were late in filing their Form 3 obligation.

Code of Ethics

As of December 31, 2020, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Wais Asefi	2019	$185,000		385,000			570,000
Former President, Chairman, CEO and Director	2020	$92,250					92,250

Nick Miniello	2019	$140,700		231,000			371,700
Former VP of Sales	2020	$70,350					70,350

Geoffrey Selzer	2019	$36,000					36,000
CEO and Director	2020	$104,400					104,400

David Thielen	2019	$92,500		231,000			323,500
CIO and Director	2020	$55,000					55,000

Pam Kerwin	2019	$24,000					24,000
Chief Operating Officer	2020	$55,000					55,000

Narrative to Summary Compensation Table

On March 1, 2017, we appointed David Thielen as of Chief Operating Officer. We do not have an employment agreement with Mr. Thielen. He was CEO of Aspire in which we used to own a 49% equity interest. We pay Mr. Thielen an annual salary of $60,000. On October 25, 2019, Mr. Thielen resigned as COO of Textmunication and accepted a new role as Chief Investment Officer (CIO) and Director. Mr. Thielen has an employment agreement and is paid $120,000 annually. He can also receive equity shares through assigned revenue and company milestones set by the Board of Directors.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Thielen
Pam Kerwin
Geoffrey Selzer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 26, 2021, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 26565 Agoura Road, Suite 200 Calabasas, CA 91302.

Name and Address of Beneficial Owner	Common Stock		Series C Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Geoffrey Selzer	1,053,312	2.7%	2,000,000	100%
David Thielen	1,500,000	3.9%	-	-
Pam Kerwin	124,228	0.3%	-	-
All Directors and Executive Officers as a Group (3 persons)	2,677,540	6.90%	2,000,000	100%
5% Holders
NONE

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	The percent of class is based on 38,652,887 shares of common stock outstanding and 2,000,000 shares of Series C Preferred Stock outstanding as of March 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

As of December 31, 2020, the Company had notes payable to a Wais Asefi of $187,500. On May 22, 2020, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Wais Asefi. Pursuant to the Separation Agreement, Mr. Asefi agreed to separate from all officer positions and as a director of the Company and to further accept the payment of $200,000 from the Company’s future fundraising as consideration of all debts outstanding under Mr. Asefi’s employment agreement with the Company. Mr. Asefi further agreed to cancel his 4,000,000 shares of Series A Preferred Stock and to transfer his 2,000,000 shares of Series C Preferred Stock to Geoffrey Selzer, the Company’s current CEO and Director. Mr. Asefi further released the Company of all claims.

On May 22, 2020, the 4,000,000 shares of Series A Preferred Stock were returned to the Company’s transfer agent and cancelled and on May 22, 2020 the 2,000,000 shares of Series C Preferred Stock were transferred to Mr. Selzer. The parties to the Separation Agreement agreed to a payment schedule of $200,000 based on future monies raised by the Company - and not on a specific date – as follows:

●	$12,500 when the initial $250,000 is raised by the Company;
●	$12,500 when a total of $500,000 is raised by the Company;
●	$10,000 when a total of $750,000 is raised by the Company;
●	$35,000 when a total of $1,750,000 is raised by the Company;
●	$35,000 when a total of $2,750,000 is raised by the Company;
●	$35,000 when a total of $3,750,000 is raised by the Company;
●	$35,000 when a total of $4,750,000 is raised by the Company; and
●	$25,000 when a total of $5,750,000 is raised by the Company.

The Company made a payment of $12,500 on the payable to Mr. Asefi as of December 31, 2020.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Boyle CPA, LLC

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$18,000	$-	$-	$-
2019	$18,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(1)
2.2	Membership Interest Purchase Agreement(2)
2.3	Membership Interest Purchase Agreement(2)
2.4	Agreement of Conveyance(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change(3)
3.3	Certificate of Amendment(4)
3.4	Amendment to Certificate of Designation for Series C Preferred Stock(5)
3.5	Certificate of Designation for Series E Preferred Stock(7)
3.6	Certificate of Amendment(8)
3.7	Bylaws, as amended(3)
4.1	Secured Convertible Promissory Note(6)
4.2	8% Unsecured Convertible Promissory Note(10)
4.3	Warrant(10)
4.4	Warrant(10)
10.1	Separation Agreement and Release(1)
10.2	Voting Agreement(1)
10.3	Employment Agreement(2)
10.4	Employment Agreement(2)
10.5	Securities Purchase Agreement(6)
10.6	Addendum to Securities Purchase Agreement(9)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2020.
[2]	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2019.
[3]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.
[4]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 23, 2020.
[5]	Incorporated by reference to the Current Report on Form 8-K filed on May 21, 2019.
[6]	Incorporated by reference to the Current Report on Form 8-K filed on July 23, 2020.
[7]	Incorporated by reference to the Current Report on Form 8-K filed on August 10, 2020.
[8]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2020.
[9]	Incorporated by reference to the Current Report on Form 8-K filed on September 21, 2020.
[10]	Incorporated by reference to the Current Report on Form 8-K filed on March 18, 2021.

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

April 15, 2021

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

April 15, 2021

By:	/s/ David Thielen
David
Chief Investment Officer and Director

April 15, 2021

