Form 10-Q
period 2021-03-31
Resonate Blends, Inc.
filed 2021-05-19
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,626,389 common shares as of May 14, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020;
F-2	Consolidated Statements of Operations for the for the three months ended March 31, 2021 and 2020 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the period ended March 31, 2021 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	March 31,2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,573,717	$114,325
Advances to Suppliers		54,599
Inventories	182,326	-
Total current assets	1,756,043	168,924
Fixed assets, net	20,333	-
Investment in equity method investee	100	100
TOTAL ASSETS	1,776,476	169,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	203,494	198,936
Due to related parties	162,500	187,500
Convertible notes payable, net of discount	1,595,000	504,793
Derivative liability	522,783	274,134
Total current liabilities	2,483,777	1,165,363
Total liabilities	2,483,777	1,165,363
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 2,000,000 shares issued and outstanding
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.		-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively
Common stock; $0.0001 par value; 200,000,000 shares authorized; 38,652,887 and 29,769,627 shares issued and outstanding as of March 31, 2021 December 31, 2020 , respectively.	4,139	2,976
Additional paid-in capital	21,447,817	20,101,480
Accumulated deficit	(22,159,457)	(21,100,995)
Total Stockholders’ deficit	(707,301)	(996,339)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,776,476	$169,024

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31 2021		March 31 2020
REVENUES	$		$-
COST OF REVENUES			-
Gross profit		-	-
Operating expenses
Advertising		53,375	6,500
General and administrative expenses		134,498	210,011
Legal and Professional fees		330,599	193,400
Officer Compensation		133,750	-
Salaries and Related		125,000	141,500
Office Rent		790	-
Total operating expenses		778,012	551,411
Loss from operations		(778,012)	(551,411)
Other Income (expense)
Other Income		312
Interest expense		(21,530)	(6,997)
Loss on change of derivative liability		(248,649)	-
Amortization of debt discount		(10,583)	-
Gain (loss) on settlement of derivative liabilities		-	82,231
Total other expense		(280,450)	75,234
Income (loss) from investment in equity method investee		-	-
NET INCOME (LOSS) from continuing operations		(1,058,462)	(476,177)
NET INCOME (LOSS) from discontinued operations			(132,651)
NET INCOME (LOSS)		(1,058,462)	(608,828)

Basic weighted average common shares outstanding		31,085,610	17,872,298
Net Income (loss) per common share: basic and diluted		$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	-	-	2,000,000	$200	29,769,627	$2,976	$20,101,480	$(21,100,995)	$(996,339)
Common stock issuance					11,633,260	1,163	1,721,338		1,722,501
Net income for the quarter								(1,058,462)	(1,058,462)
Balances March 31, 2021	-	-	2,000,000	$200	41,402,887	$4,139	$21,822,818	$(22,159,457)	$(332,300)

As of March 31, 2020
Balance December 31, 2019	4,000,000	$400	2,000,000	$200	17,133,936	$1,715	$18,570,178	$(19,159,721)	$(587,228)
Net Loss for the quarter								(608,828)	(608,828)
Common stock issuance					2,551,718	255	275,440		275,696
Balance March 31, 2020	4,000,000	$400	2,000,000	$200	19,685,654	$1,970	$18,845,618	$(19,768,549)	$(920,360)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For three months ended March 31

	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$(1,058,462)	$(476,177)
Net loss from discontinued operations		(132,651)
Adjustments to reconcile		-
Amortization and depreciation	10,583	-
Loss on derivative liability	248,649	-
Non cash interest expense	16,142	5,468
Share professional fees/ compensation	82,473	225,695
Changes in assets and liabilities		-
Inventories	(182,326)
Advances to suppliers	(54,599)
Accounts payable and accrued expenses	4,558	7,901
Due to Related party	(25,000)	25
Net cash used by operating activities	(957,982)	(369,739)
Net cash provided by discontinued operations		41,879
	(957,982)	(327,860)
Cash Flows from investing activities
Purchase of fixed assets	(20,333)	-
Net cash used by investing activities	(20,333)	-
Cash Flows from Financing Activities
Proceeds from subscription	1,347,500	50,000
Proceeds from convertible notes (net)	1,595,000	151,960
Proceeds from notes payables		130,075
Payments on preferred stocks buy back
Payments on convertible notes payable	(504,793)	(17,757)
Net cash provided by financing activities	2,437,707	314,278
Net increase in cash	1,459,392	(13,582)
Cash, beginning of period	114,325	53,139
Cash, end of period	$1,573,717	$39,557

Supplemental disclosure of cash flow information
Cash paid for interest	$21,530	$1,529
Cash paid for tax	-	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$306,858	$1,500

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2021

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2021, the Company has an accumulated deficit of $22,159,457. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. Aa of March 31, 2021, the company balances exceeded the federally insured limit by approximately $1,250,000 deposited under one institution. Management is making certain arrangements to mitigate this risk during the next quarter.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business.

The cost of inventories includes direct costs plus shipping and packaging materials.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended March 31, 2021 and year ended December 31, 2020.

As of March 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	522,783	522,783

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	274,134	274,134

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

On May 22, 2020, the 4,000,000 shares of Series A Preferred Stock were returned to the Company’s transfer agent and cancelled and on May 22, 2020 the 2,000,000 shares of Series C Preferred Stock were transferred to Mr. Selzer. The parties to the Separation Agreement agreed to a payment schedule of $200,000 based on future monies raised by the Company - and not on a specific date – as follows:

●	$12,500 when the initial $250,000 is raised by the Company;
●	$12,500 when a total of $500,000 is raised by the Company;
●	$10,000 when a total of $750,000 is raised by the Company;
●	$35,000 when a total of $1,750,000 is raised by the Company;
●	$35,000 when a total of $2,750,000 is raised by the Company;
●	$35,000 when a total of $3,750,000 is raised by the Company;
●	$35,000 when a total of $4,750,000 is raised by the Company; and
●	$25,000 when a total of $5,750,000 is raised by the Company.

The outstanding balances as of March 31, 2021 and December 31, 2020 are $162,500 and $187,500 respectively.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Convertible notes face value	$1,595,000	$517,544
Less: Discounts	-	(12,751)
Net convertible notes	$1,595.000	$504,793

The convertible notes as of March 31, 2021 are 8% Unsecured Convertible Promissory Notes from various accredited investors issued from January 1, 2021 to March 31, 2021 from the Company’s Reg D 506(c) private placement. All notes have a mandatory conversion into equity on the maturity date, which is January 2, 2022, or at a Qualified Financing (QF) of $5,000,000, whichever occurs first. The maturity date conversion pricing is the lesser of .10 or 75% of the VWAP with a 20-day lookback. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate QF offering.

The three months ended March interest accrued for the convertible notes payable $26,704 and $17,556 respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately 790 and $0 for the quarter ended March 31, 2021 and 2020, respectively.

Executive Employment Agreement

On October 25, 2019 the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000: and David Thielen as Chief Investment Officer (CIO) with an annual salary of $120,000. All are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO and CIO without cause before one-year of service and eight (8) weeks after one-year of service.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the first quarter of 2021 the company issued a total of 11,633,260 to various accredited investors and issued automatic convertible notes for a total funds of $2,937,500.

Common shares issued	$1,347,500
Convertible promissory notes	1,590,000
Total	$2,937,500
Fees paid to secure financing	$252,586

NOTE 7 – DISCONTINUED OPERATIONS

On July 20, 2020, the Company finalized a Stock Purchase Agreement (the “SPA”) with Wais Asefi, Nick Miniello, Juleon Asefi, and Curt Byers (collectively, the “Asefi Group”) to sell to the Asefi Group its subsidiary, Textmunication, Inc., a California corporation (“Textmunication”). Textmunication operates the Company’s SMS business activities. The Company retained its cannabis operations based in Calabasas, California. The Company has accounted for this spinout as a discontinued operation and retroactively reclassified all previously presented financial information. The following summarizes the results of operations for Textmunication, Inc. for the three months ended March 31, 2020

2020
Revenues	$305,590
Cost of Revenues	(90,559)
Operating expenses	(347,682)
Loss from operations of discontinued operations	(132,651)

NOTE 8 – SUBSEQUENT EVENTS

On April 28, 2021, we executed an agreement to bring on Albert Richards, PhD, CFA, as an Advisor responsible for investment strategies and Mergers & Acquisition guidance.

Mr. Richards is a 20-year veteran of the financial services industry. Before starting Alambic Investment Management to develop systematic stock selection strategies, he perfected the art of tearing apart financial statements to find value and opportunity. As a sell-side analyst and head of research within two large global investment banks, Bert became adept at identifying and quantifying the key drivers of equity valuation and company quality as well as the behavioral pitfalls that create market opportunities.

Prior to becoming a founding partner of Alambic, Bert was Managing Director and Head of European Equity Research (1994-2000) for Citigroup (previously Salomon Brothers), European Internet and Global Technology strategist (2000-2003) and Small and Mid-Cap strategist (2003-2006). From 1986 to 1994 Mr. Richards worked in equity research for Credit Suisse First Boston in New York and London.

Mr. Richards received his B.S. in Chemical Engineering from Iowa State University in 1981, an M.S. in Chemical Engineering from MIT in 1983, a Ph.D. degree in Chemical Engineering from MIT in 1986, and an M.B.A. from the Sloan School of Management (MIT), also in 1986. He was awarded the Chartered Financial Analyst.

On May 11, 2021, we added Colleen Quinn as an Advisor in support of product research activities and consumer education programs. Ms. Quinn is an internationally celebrated clinical aromatherapist, cosmetic chemist, and researcher.  She specializes in cannabis research, formulations and education.

Committed to delivering functional therapeutic plant-based products, Ms. Quinn has travelled the globe on a quest for knowledge, innovation and the best quality ingredients from dedicated sustainable farmers in order to create therapeutic benefits in skin and health care. She is constantly pushing back the boundaries of her knowledge and skill. The DNA of plants is of consuming interest for her and she derives satisfaction from exploring the chemistry of new ingredient pairings which create new and enhanced synergistic impacts.  She has a particular interest in educating on the health benefits of essential oils and cannabis in the treatment of a wide array of conditions.

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 with two additional payments due on June 27, 2021 for $40,000 and the final payment due on August 11, 2021 for $25,000. The final payment due on August 11, 2021 will settle this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement.

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

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and we have released our six unique blends in California. Everything from ordering inventory, opening up distribution channels and final preparation for our marketing efforts are now underway. We believe value-added brands focused on experience targets represent the greatest market opportunity in the maturing cannabis market. Our mission is to demystify and normalize cannabis use through innovative products built around the healing powers of plant medicine. Cordials are the first in a family of products designed around our unique Resonate System—the heart of our product development process.

We are in early discussions to license our products in two other cannabis friendly states, and we hope to have further updates on this new potential revenue stream following our launch of Cordials in California.

We have signed and announced definitive agreements with various partners to execute on our overall business strategy. Our partner Vertosa is expected to develop our unique formulations through its advanced nano-emulsification process, the Hive Laboratory is expected to assemble, package and distribute our products and Way To Blue is expected to actively market and deliver social media channels to the California market.. This release will be followed with our second product line that is already in full development and is expected for targeted commercial release before the end of 2021.

Our principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. Our executive telephone number is (571) 888-0009.

Results of Operation for Three Months Ended March 31, 2021 and 2020

Revenues

We have generated no revenues in our cannabis holding company or from our operating subsidiaries, Resonate Blends, LLC or Entourage Labs, LLC, for the three months ended March 31, 2021.

We have released our six unique Cordials in California We anticipate booking revenue from our product line in the 2nd quarter of 2021.

Operating Expenses

Our operating expenses were $778,012 for the three months ended March 31, 2021, as compared with $551,411 for the three months ended March 31, 2020.

The main reason for our increase operating expenses in 2021 was a result of professional fees in 2020 of $252,588 to obtain funds for company operations, while last quarter we only had expenses of $193,400 which were mainly for legal and professional fees.

We expect that our operating expenses will increase in 2021 over 2020 as a result of our product launch and the increased expenses associated with operations.

Other Income

We had other expenses of $280,450 for the three months ended March 31, 2021 compared with other income of $75,234 for the same period ended March 31, 2020.

The main reason for our increased other expenses in 2021 was a result of loss on revaluation of derivative liabilities approximately $248,649.

Net Income/Loss

We had net loss of $1,058,462 for the three months ended March 31, 2021, as compared with net loss of $608,828 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $1,756,043, consisting of $1,573,717 in cash and $182,326 in inventories. Our total current liabilities as of March 31, 2021 were $2,483,777. We had a working capital deficit of $727,734 as of March 31, 2021, compared with a working capital deficit of $996,439 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $957,982 in cash for the three months ended March 31, 2021, compared with cash used of $327,860 for the three months ended March 31, 2020. Our negative operating cash flow for the three months ended March 31, 2021 was largely the result of our net loss of $1,058,462, offset by loss on valuation of derivative liabilities of $248,649. Our negative operating cash flow for the three months ended March 31, 2020 was largely the result of the result out net loss of $608,828 offset mainly by share based compensation of $225,695.

Cash Flows from Investing Activities

We used $20,333 to purchase various office furniture and equipment for the three months ended March 31, 2021 and no cash on investing activities the three months ended March 31, 2020.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the three months ended March 31, 2021 amounted to $2,437,707 compared with cash flows provided by financing activities of $314,278 for the three months ended March 31, 2020. Our positive cash flows for the three months ended March 31, 2021 consisted of proceeds from issuance of common stock of $1,347,500 proceeds from Convertible notes payable of $1,595,000, offset by payments of notes payable of $504,793. Our positive cash flows for the three months ended March 31, 2020 consisted of proceeds from subscription $50,000, proceeds from convertible notes/loans payable $151,960 and proceeds from notes payable of $130,075, offset by payments of $17,757 on convertible notes payable.

From December 1, 2020 through March 15, 2021, we sold units priced at $25,000 per unit where each unit consisted of (i) an 8.0% Note in the principal amount of $25,000 convertible into Common Stock (the “Note) and (ii) a warrant for the purchase of 83,333 shares of the Company’s Common Stock (the “Warrant”).

We sold 90 Units for total proceeds of $2,265,000. After paying finder fees of $187,450 to our placement agent, we netted $2,077,550, which will be used for working capital.

In addition, we also entered into subscription agreements in connection with an equity placement offering of a maximum of $2,000,000 in units (the “Equity Units”) where each Equity Unit consists of one share of Common Stock at a purchase price of $0.15 and a warrant to purchase 0.5 share(s) of Common Stock at an exercise price of $0.225 per share. We sold 6,983,333 Equity Units for total proceeds of $1,047,500. After paying finder fees of $100,763 to our placement agent, we netted $946,737, which was used to pay off the remaining convertible note debt and will also be used for working capital.

Until we are able to generate sufficient revenues to sustain operations, we are dependent on investment capital to continue our survival. There can be no assurance of funds from these efforts or that any other type of additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of March 31, 2021, we have an accumulated deficit of $21,159,457. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

For our cannabis operations, see risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

From December 1, 2020 through March 15, 2021, we sold units priced at $25,000 per unit where each unit consisted of (i) an 8.0% Note in the principal amount of $25,000 convertible into Common Stock (the “Note) and (ii) a warrant for the purchase of 83,333 shares of the Company’s Common Stock (the “Warrant”).

We sold 90 Units for total proceeds of $2,265,000. After paying finder fees of $187,450 to our placement agent, we netted $2,077,550, which will be used for working capital.

In addition, we also entered into subscription agreements in connection with an equity placement offering of a maximum of $2,000,000 in units (the “Equity Units”) where each Equity Unit consists of one share of Common Stock at a purchase price of $0.15 and a warrant to purchase 0.5 share(s) of Common Stock at an exercise price of $0.225 per share. We sold 6,983,333 Equity Units for total proceeds of $1,047,500. After paying finder fees of $100,763 to our placement agent, we netted $946,737, which was used to pay off the remaining convertible note debt and will also be used for working capital.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 22, 2020, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Wais Asefi. Pursuant to the Separation Agreement, Mr. Asefi agreed to separate from all officer positions and as a director of our company and to further accept the payment of $200,000 from our future fundraising as consideration of all debts outstanding under Mr. Asefi’s employment agreement with us.

On May 13, 2021, we amended the Separation Agreement with Mr. Asefi to state the parties desire to reduce the total amount payable from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 with two additional payments due on June 27, 2021 for $40,000 and the final payment due on August 11, 2021 for $25,000. The final payment due on August 11, 2021 will settle this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	May 19, 2021

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

