Form 10-Q
period 2021-06-30
Resonate Blends, Inc.
filed 2021-08-18
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-21202

Resonate Blends, Inc.

(Exact name of registrant as specified in its charter)

Nevada	58-1588291
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,770,912 common shares as of August 16, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020;
F-2	Consolidated Statements of Operations for the for the three and six months ended June 30, 2021 and 2020 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the period ended June 30, 2021 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30,2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$975,869	$114,325
Advances to Suppliers		54,599
Inventories	170,886	-
Total current assets	1,146,755	168,924
Fixed assets, net	21,063	-
Investment in equity method investee	100	100
TOTAL ASSETS	1,167,918	169,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	122,494	198,936
Due to related parties	25,000	187,500
Convertible notes payable, net of discount	1,870,000	504,793
Derivative liability	4,281,046	274,134
Settlement liability
Current liabilities of discontinued operations		-
Total current liabilities	6,298,540	1,165,363
Total liabilities	6,298,540	1,165,363
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 2,000,000 shares issued.
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.	-	-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 0 issued and outstanding	-	-
Common stock; $0.0001 par value; 200,000,000 shares authorized; 44,270,912 and 29,769,627 shares issued and outstanding as of June 30, 2021 December 31, 2020 , respectively.	4,427	2,976
Additional paid-in capital	22,405,737	20,101,480
Accumulated deficit	(27,540,986)	(21,100,995)
Total Stockholders’ deficit	(5,130,622)	(996,339)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,167,918	$169,024

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30 2021	June 30 2020	June 30 2021	June 30 2020
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Advertising	210,919	6,697	157,544	197
General and administrative expenses	133,162	335,088	(14,791)	126,077
Legal and Professional fees	410,494	297,116	93,350	103,716
Officer Compensation	239,114	-	105,364	-
Salaries and Related	193,750	240,900	68,750	99,400
Sales Commission		-		-
Office Rent	1,465	-	675	-
Impairment of inhouse software	-		-	-
Non cash management fees	986,121	198,514	986,121	198,514
Total operating expenses	2,175,025	1,079,315	1,397,013	527,904
Loss from operations	(2,175,025)	(1,079,315)	(1,397,013)	(527,904)
Other Income (expense)
Other Income	844		532	-
Interest expense	(58,728)	(19,802)	(37,198)	(12,805)
Loss on change of derivative liability	(4,130,456)	(617,768)	(3,881,807)	(699,999)
Amortization of debt discount	(10,583)	(13,559)	-	(13,559)
Amortization of debt issuance costs	(123,543)		(123,543)
Gain (loss) on settlement of derivative liabilities	-		-
Legal settlement	-		-
Gain on settlement of notes payable	57,500	31,961	57,500	31,961
Total other expense	(4,264,966)	(619,168)	(3,984,516)	(694,402)
Income (loss) from investment in equity method investee	-	-	-	-
NET INCOME (LOSS) from continuing operations	(6,439,991)	(1,698,483)	(5,381,529)	(1,222,306)
NET INCOME (LOSS) from discontinued operations		(92,428)		40,223
NET INCOME (LOSS)	(6,439,991)	(1,790,911)	(5,381,529)	(1,182,083)

Basic weighted average common shares outstanding
Net Income (loss) per common share: basic and diluted	31,085,610	17,727,765	31,085,610	22,583,232
	$(0.21)	$(0.10)	$(0.17)	$(0.05)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional	Accumulated	Total Stockholders’
Balance, December 31, 2020	-	-	2,000,000	$200	29,769,627	$2,976	$20,101,480	$(21,100,995)	$(996,339)
Common stock issuance					11,633,260	1,163	1,721,338		1,722,501
Net loss for the quarter	-	-						(1,058,462)	(1,058,462)
Balance, March 30, 2021	-	-	2,000,000	$200	41,402,887	$4,139	$21,822,818	$(22,159,457)	$(332,300)
Net loss for the quarter								$(5,381,529)	$(5,381,529)
Issuance of common stock					2,868,025	288	$582,919		$583,207
Balances June 30, 2021	-	-	2,000,000	$200	44,270,912	$4,427	$22,405,737	$(27,540,986)	$(5,130,622)

As of June 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance December 31, 2019	4,000,000	$400	2,000,000	$200	17,133,936	$1,715	$18,570,178	$(19,159,721)	$(587,228)
Net Loss for the quarter								(608,828)	(608,828)
Common stock issuance	-	-	-	-	2,571,778	255	275,440		275,696
Balance March 31, 2020	4,000,000	$400	2,000,000	$200	19,705,714	$1,970	$18,845,618	$(19,768,549)	$(920,360)
Net Loss for the quarter								$(1,182,083)	(1,182,083)
Non-Cash Compensation					2,495,129	250	249,265		249,515
Conversion of notes payable					750,000	75	74,925		75,000
Common stock issue	-	-	-	-	1,000,000	100	99,900		100,000
Balance June 30, 2020	4,000,000	400	2,000,000	200	23,950,843	2,395	19,269,708	(20,950,632)	(1,677,929)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$(6,439,991)	$(1,790,911)
Net loss from discontinued operations	-	-
Adjustments to reconcile		-
Amortization and depreciation	10,583	13,559
Loss on derivative liability	4,006,912	616,768
Non cash interest expense	16,142	18,303
Share professional fees	82,473	251,695
Share based compensation	986,121	198,514
Gain (Loss) on the settlement of debt	(57,500)	(31,961)
Gain on settlement of derivative liabilities		(143,293)
Changes in assets and liabilities		-
Receivables		6,006
Inventories	(170,886)
Advances to suppliers	(54,599)
Accounts payable and accrued expenses	(76,442)	99,088
Due to Related party	(105,000)	(29)
Net cash used by operating activities	(1,802,187)	(762,261)
Net cash provided by discontinued operations		-
Net cash used in operations	(1,802,187)	(762,261)
Cash Flows from investing activities
Purchase of fixed assets	(21,063)	-
Net cash used by investing activities	(21,063)	-
Cash Flows from Financing Activities
Proceeds from subscription	1,319,587	150,000
Proceeds from convertible notes (net)	1,870,000	581,000
Proceeds from notes payables	-	187,619
Payments on preferred stocks buy back	-
Payments on convertible notes payable	(504,793)	(27,757)
Net cash provided by financing activities	2,684,794	890,862
Net increase in cash	861,544	128,601
Cash, beginning of period	114,325	53,139
Cash, end of period	$975,869	$181,740

Supplemental disclosure of cash flow information
Cash paid for interest	$58,728	$-
Cash paid for tax	-	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$306,858	$85,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2021

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2021, the Company has an accumulated deficit of $27,540,986. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of June 30, 2021, the company balances exceeded the federally insured limit by approximately $1,250,000 deposited under one institution. Management is making certain arrangements to mitigate this risk during the next quarter.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended June 30, 2021 and year ended December 31, 2020.

As of June 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	4,281,046	4,281,046

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	274,134	274,134

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 and another payment on June 27, 2021 for $40,000. The final payment due on August 11, 2021 is for $25,000. The final payment due on August 11, 2021 will settle this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement.

The outstanding balances as of June 30, 2021 and December 31, 2020 are $25,000 and $187,500 respectively.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Convertible notes face value	$1,870,000	$517,544
Less: Discounts	-	(12,751)
Less: Debt issuance cost	-
Net convertible notes	$1,870,000	$504,793

Explanation of Derivative Liability Loss:

The convertible notes as of June 30, 2021 are 8% Unsecured Convertible Promissory Notes from various accredited investors issued from January 1, 2021 to June 30, 2021. All notes have an automatic conversion into equity on the maturity date, which is January 2, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is the lesser of $.10 or 75% of the VWAP with a 20-day lookback. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. The derivative liability loss of $4,281,046 is based on the stock conversion occurring at the floor of $.10, but the conversion terms could be at a higher price if a QF event takes place.

The three months ended June interest accrued for the convertible notes payable at $12,263, $12,671 and $12,263 respectively.

Under U.S. GAAP, convertible debt is considered a “hybrid” financial instrument consisting of interest-bearing debt, referred to as the “host”, and certain embedded features requiring evaluation for bifurcation and separate accounting from the host instrument. ASC 815-15-25-1 provides the following guidance for determining whether an embedded feature should be accounted for separately as a derivative:

An embedded derivative shall be separated from the host contract and accounted for as a derivative instrument pursuant to Subtopic 815-10 if and only if all of the following criteria are met:

a.	The economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract.

b.	The hybrid instrument is not remeasured at fair value under otherwise applicable generally accepted accounting principles (GAAP) with changes in fair value reported in earnings as they occur.

c.	A separate instrument with the same terms as the embedded derivative would, pursuant to Section 815-10-15, be a derivative instrument subject to the requirements of this Subtopic.

If an issuer concludes that any of the embedded features should be bifurcated and accounted for as derivatives, the issuer should determine the fair value of these features upon issuance and record them on the balance sheet as a derivative liability with a corresponding amount recorded as debt discount. This discount should be amortized to interest expense using the effective interest method. Any changes in fair value of the derivative liability subsequent to issuance should be recognized in the income statement in the period in which the change occurs.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $675 and $0 for the quarter ended June 30, 2021 and 2020, respectively.

Executive Employment Agreement

On October 25, 2019, the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000: and David Thielen as Chief Investment Officer (CIO) with an annual salary of $120,000. All are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO and CIO without cause before one-year of service and eight (8) weeks after one-year of service.

Other

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 and another $40,000 was made on June 27, 2021. The final payment was made on August 11, 2021, for $25,000 to settle this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the second quarter of 2021 the company issued a total of 2,868,025 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issues accounted as expenses as follows:

Professional Fees	$583,409
Convertible promissory notes	-
Total	$583,409

NOTE 7 – DISCONTINUED OPERATIONS

On July 20, 2020, the Company finalized a Stock Purchase Agreement (the “SPA”) with Wais Asefi, Nick Miniello, Juleon Asefi, and Curt Byers (collectively, the “Asefi Group”) to sell to the Asefi Group its subsidiary, Textmunication, Inc., a California corporation (“Textmunication”). Textmunication operates the Company’s SMS business activities. The Company retained its cannabis operations based in Calabasas, California. The Company has accounted for this spinout as a discontinued operation and retroactively reclassified all previously presented financial information. The following summarizes the results of operations for Textmunication, Inc. for the six months ended June 30, 2020

F-9

2020
Revenues	$477,734
Cost of Revenues	(114,237)
Operating expenses	(455,925)
Loss from operations of discontinued operations	(92,428)

NOTE 8 – SUBSEQUENT EVENTS

Resonate Blends was granted a Type S: Shared Facility - Adult and Medicinal Cannabis Manufacturing License on July 23, 2021. The license allows Resonate Blends to manufacture cannabis products at the licensed facility of The Galley, QVI, Inc. in Santa Rosa, California.

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

While respecting and honoring the natural power of plant medicine, Resonate also employs advanced science, leading technology and a deep understanding of how various cannabis compounds, when working in the body, simultaneously can create unique effects and benefits (referred to as the “Entourage Effect”). Our product developers blend cannabinoids and terpenes to formulate products with specific, controllable and repeatable, beneficial effects. Through innovation, experimentation, testing and an iterative product development strategy, our team has unlocked new plant constituent combinations resulting in unique, enjoyable and extremely effective wellness products unlike anything else in the marketplace. Resonate has filed a provisional patent for protection of these formulations and products in the future.

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

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and were launched to the retail channel in late Q2 of 2021. The company is offering six unique blends at its initial release and expects to have additional blends by the end of 2021.

We have formalized contracts with our logistical and marketing partners and are building a digital native strategy supporting direct to consumer sales. This release will be followed with our second product line that is already in full development and is expected for targeted commercial release before the end of 2021.

Partnerships

Product Development:

The Company signed a custom development contract with Vertosa in March of 2020, the leading provider of safe, reliable emulsion bases for infused product developers. This contract was a major milestone for the Company as it selected its strategic partners to develop innovative products and solutions.

Vertosa is an award-winning strategic partner who will assist the Company in the launch of its first unique category of six water soluble products. These multi-use products deliver specific, predictable, reliable, effects in a format that is completely unique in the industry. The first product developed collaboratively is the Cordial product line, but both companies expect several other products to be developed over time utilizing Vertosa’s emulsification technology.

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

Manufacturing:

The Company partnered with The Galley, a California licensed Type N – Infused Products Manufacturer based in Santa Rosa, California. The Galley produces and packages premium award-winning products and has worked with some of the most popular brands in the industry. The Galley is built to FDA and CDPH standards and is focused on high demand areas of production – Edibles, Topicals, Tinctures, Chocolate, Hard Candies, Gummies, Pre-Rolls, Flower, Vapes and Beverages.

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

The Galley and Resonate have been in frequent contact throughout Resonate’s development period and are now supporting the production of the Company’s unique family of wellness lifestyle products. Resonate’s first of its kind offerings are emulsified through the advanced infusion technology provided by award-winning Vertosa and collaboratively developed to push the state of the art in its cannabis products.

Distribution:

Because of the unique nature of Resonate’s Koan products and the recent expansion of home delivery services in the cannabis industry, Resonate has prioritized a direct-to-consumer method as their primary sales strategy. Resonate has identified a technology partner who will add an e-commerce feature to the Koan web site that will allow the Company to sell products directly to consumers using a licensed California state-wide delivery network for fulfilment.

In addition to direct sales, the company plans to offer products to select premium dispensaries throughout California. These products will be delivered to retail establishments by a leading cannabis full service distributor. The Company contracted with MARS Distribution to provide logistics and statewide distribution for Resonate’s Koan Cordials, its product line of unique experience blends currently available in California. MARS is the leading logistics and sales partner for cannabis beverages and top cannabis brands in California.

MARS was built to support the massive growth in the cannabis industry and bring efficiency and consistency to it. With a focus on beverages, MARS is the only distributor equipped to support the movement, storage, and sales of beverages in California. With hubs in Costa Mesa, Sacramento, Nevada and three more hubs under way, MARS delivers orders to retailers in 72 hours or less.

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

Resonate has partnered with Good People LLC as its statewide Koan Cordial sales team. Good People is working closely with Resonate Blends’ marketing team to plan events, train budtenders, schedule and track relevant promotions and inform the innovation pipeline with field insights. Koan Cordials dispensary buyer sample kits are now available through Good People and dispensaries are now stocking the product in strategic geographical locations.

Future Koan Product - Resonate Growth Plans

For the first 12 months, Resonate will concentrate on releasing product and brand building in our home state of California. Resonate plans to follow the launch of its first six Koan products with others based on The Resonate System at regular intervals. Our formulas, combined with the proprietary Vertosa technology, will allow the Company to quickly deliver controlled, predictable, enjoyable effects in beverages, teas, and gummies. Vertosa is the leading provider of emulsification technology for cannabis manufacturers. Emulsification allows cannabinoids to become water-soluble so that they can be added to Cordials, beverages, gummies, etc. Vertosa and Resonate are engaged in joint research focusing on effects of various emulsification methods on cannabinoids. We are working on methods that improve user experience by refining effects and managing bioavailability. Vertosa will also be providing the emulsification required for formulas in Resonate’s product line.

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

Resonate’s first commercial release is a family of six precisely targeted effect blends. These products are category-breaking offerings as they are neither tinctures nor beverages but have the benefits of both. They are emulsified, water soluble, single-dose formulas that can be enjoyed privately or shared socially. Resonate plans to make these available initially in California in stylish mini bottles, each containing a single dose. They can be sipped directly from the bottle or poured into beverages. Koan products offer the very high bioavailability of tinctures not possible to deliver with edibles, take effect generally within minutes and provide benefits for approximately 3 hours. Significantly, these formulas all provide a pleasant predictable experience, a gentle onset and exit and have no unpleasant sensations or aftereffects sometimes associated with cannabis products. Our current products are as follows:

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

Delight

Put on your rose-colored glasses and give everything some extra sparkle with Delight. Designed to open up your senses, raise your spirits and brighten your day.

Competitive Landscape

The cannabis market still primarily consists of products of varying quality and poor branding. Much of the branding is heavy “stoner” or hospital medicinal, and differentiation between products is difficult. As a result, finding a product with controllable, consistent effects is difficult. Even products of high and reliable quality all look alike and have no shelf appeal. In addition, there is a mismatch between the fastest growing demographic and many current product offerings, which are designed to be inhaled. This is exactly why we have developed Koan Cordials, tasty, single dose, healthy cannabis products with timeless, exceptional branding. As the market matures, some companies are recognizing the importance of branding. Branded category leaders represent the 10 spots among best-selling products and sales data supports the desire among consumers for branded products. This is further supported by Headset, data (the leading industry provider of retail buying patterns), which shows that brands are leading every category in cannabis. Further, branded products command higher prices. Some branded products generate pricing as high as 151%, over industry average. The Resonate team excels in product branding.

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

To summarize, we have signed and announced definitive agreements with various partners to execute on our overall business strategy. Our partner Vertosa is expected to develop our unique formulations through its advanced nano-emulsification process, The Galley is expected to assemble and package, the Good People to sell the products, MARS Distribution to distribute our products and Way To Blue is expected to actively market and deliver social media channels to the California market. This release will be followed with our second product line that is already in full development and is expected for targeted commercial release before the end of 2021.

Our principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. Our executive telephone number is (571) 888-0009.

Results of Operation for Three Months Ended June 30, 2021 and 2020

Revenues

We have generated no sales for the three and six months ended June 30, 2021, as compared with no sales for the three and six months ended June 30, 2020 on our current product line, but sales of $172,144 and $477,734 from the discontinued operations of our sold subsidiary, Textmunication, Inc., for the three and six months ended June 30, 2020. We recently launched our first line of six Cordial products to the retail channel in California and will start to generate revenues from the sales of these products in Q3.

We anticipate increased revenues on our six Cordials for the rest of the year, along with a rollout of our second product line before year’s end, which we hope will contribute to increasing our revenues. As we have just launched our products to the retail channel, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Operating Expenses

Our operating expenses were $1,397,013 for the three months ended June 30, 2021, as compared with $527,904 for the three months ended June 30, 2020. Our operating expenses were $2,175,025 for the six months ended June 30, 2021, as compared with $1,079,315 for the six months ended June 30, 2020.

The main reason for the increased operating expense in 2021 was a result of non-cash management fees in this quarter of $986,121, while in 2020 we only had $198,515 in non-cash management fees. Non-cash expenses appear on an income statement because accounting principles require them to be recorded despite not actually being paid for with cash.

The non-cash management fees resulted from salary deferrals for insiders from 2020 that we issued in shares of common stock. Stock-based compensation is a non-cash expense item.

We expect that our operating expenses will increase in 2021 over 2020 as a result of our product launch and the increased expenses associated with our increased operations. If we are not able to meet the salaries of our management and are required to issue out stock as compensation, these non-cash expenses will also increase our operating expenses in future quarters.

Other Income

We had other expenses of $3,984,516 for the three months ended June 30, 2021 compared with other expenses of $694,402 for the same period ended June 30, 2020. We had other expenses of $4,264,966 for the six months ended June 30, 2021 compared with other expenses of $619,168 for the same period ended June 30, 2020.

The main reason for our increased other expenses in 2021 was a result of loss on revaluation of derivative liabilities.

Net Income/Loss

We had net loss of $5,381,529 for the three months ended June 30, 2021, as compared with net loss of $1,182,083 for the three months ended June 30, 2020. We had net loss of $6,439,991 for the six months ended June 30, 2021, as compared with net loss of $1,790,911 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $1,146,755 consisting of $975,869 in cash and $170,886 in advances to suppliers. Our total current liabilities as of June 30, 2021 were $6,298,540. We had a working capital deficit of $5,151,785 as of June 30, 2021, compared with a working capital deficit of $996,439 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $1,802,187 in cash for the six months ended June 30, 2021, compared with cash used of $762,261 for the six months ended June 30, 2020. Our negative operating cash flow for the six months ended June 30, 2021 was largely the result of our net loss of $6,439,991, offset by share based compensation of $986,121. Our negative operating cash flow for the six months ended June 30, 2020 was largely the result of our net loss of $1,790,911.

Cash Flows from Investing Activities

We used $21,063 in cash used in investing activities for the six months ended June 30, 2021 for the purchase of fixed assets. We had no cash on investing activities for the six months ended June 30, 2020.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2021 amounted to $2,684,794 compared with cash flows provided by financing activities of $890,862 for the six months ended June 30, 2020. Our positive cash flows for the six months ended June 30, 2021 consisted of proceeds from issuance of common stock of $1,319,587, proceeds from Convertible notes payable of $1,870,000, offset by payments of notes payable of $504,793. Our positive cash flows for the six months ended June 30, 2020 consisted primarily of convertible notes, notes payable and stock subscriptions.

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

In addition, we also entered into subscription agreements in connection with an equity placement offering of a maximum of $2,000,000 in units (the “Equity Units”) where each Equity Unit consists of one share of Common Stock at a purchase price of $0.15 and a warrant to purchase 0.5 share(s) of Common Stock at an exercise price of $0.225 per share. We sold 6,983,333 Equity Units for total proceeds of $1,047,500. After paying finder fees of $100,763 to our placement agent, we netted $946,737, which was used to pay off the remaining convertible note debt and will also be used for working capital. We also issued our placement agent 250,000 shares in restricted stock on May 21, 2020 as part of the Placement Agent and Advisory Services Agreement.

Until we are able to generate sufficient revenues to sustain operations, we are dependent on investment capital to continue our survival. There can be no assurance of funds from these efforts or that any other type of additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of June 30, 2021, we have an accumulated deficit of $27,540,986. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six month ended June 30, 2021, the company issued a total of 2,868,025 shares of common stock to vendors for compensation and services rendered.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	August 18, 2021

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

