Form 10-Q
period 2021-09-30
Resonate Blends, Inc.
filed 2021-11-22
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

571-888-0009

(Registrant’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,034,137 common shares as of November 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020;
F-2	Consolidated Statements of Operations for the for the three and nine months ended September 30, 2021 and 2020 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021 and 2020 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30,2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$390,534	$114,325
Receivables		-
Prepaid expenses and other current assets	23,485	54,599
Inventories	234,998	-
Total current assets	649,017	168,924
Fixed assets, net	36,047	-
Investment in equity method investee	100	100
TOTAL ASSETS	685,164	169,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	141,845	198,936
Due to related parties	-	187,500
Convertible notes payable, net of discount	1,865,000	504,793
Derivative liability	3,380,960	274,134
Settlement liability
Current liabilities of discontinued operations		-
Total current liabilities	5,387,805	1,165,363
Total liabilities	5,387,805	1,165,363
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 2,000,000 shares issued.
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.		-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively
Common stock; $0.0001 par value; 200,000,000 shares authorized; 44,987,466 and 24,789,981 shares issued and outstanding as of September 30, 2021 December 31, 2020, respectively.	4,498	2,976
Additional paid-in capital	22,734,370	20,101,480
Accumulated deficit	(27,441,709)	(21,100,995)
Total Stockholders’ deficit	(4,702,641)	(996,339)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$685,164	$169,024

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Three Months Ended			The Nine Months Ended
	September 30 2021	September 30 2020		September 30 2021	September 30 2020
REVENUES	$7,574	$		$7,574	$
COST OF REVENUES	12,304			12,304
Gross profit	(4,730)		-	(4,730)		-
Operating expenses
Advertising	224,294		178	435,212		6,875
General and administrative expenses	(31,634)		112,967	84,518		456,674
Legal and Professional fees	90,920		16,705	517,925		401,095
Officer Compensation	195,251		-	434,365		-
Salaries and Related	2,500		106,000	196,250		381,900
Sales Commission	-		-			-
Office Rent	405		310	1,870		405
Impairment of inhouse software	-			-		-
Non cash management fees	281,176		-	1,267,297		198,514
Total operating expenses	762,912		236,160	2,937,437		1,445,463
Loss from operations	(767,642)		(236,160)	(2,942,167)		(1,445,463)
Other Income (expense)
Other Income	(154)			690		-
Interest expense	(38,015)		(25,988)	(97,243)		(54,453)
Gain on change of derivative liability	961,857		-	(3,168,598)		(617,769)
Amortization of debt discount			(29,033)	(10,583)		(40,475)
Amortization of debt issuance costs	(61,771)			(185,314)
Gain (loss) on settlement of derivative liabilities	-			-		31,961
Legal settlement	-		(31,889)	-		(31,889)
Gain on settlement of notes payable	5,000		-	62,500		-
Total other expense	866,917		(86,910)	(3,398,548)		(712,625)
Income (loss) from investment in equity method investee	-		-	-		-
NET INCOME (LOSS) from continuing operations	99,274		(323,070)	(6,340,715)		(2,158,088)
NET INCOME (LOSS) from discontinued operations			(28,329)			15,778
NET INCOME (LOSS)	99,274		(351,399)	(6,340,715)		(2,142,310)

Basic weighted average common shares outstanding	31,085,610		23,694,220	31,085,610		19,731,100
Net Income (loss) per common share: basic and diluted	$0.00		$(0.01)	$(0.20)		$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional	Accumulated	Total Stockholders’
Balance, December 31, 2020	-	-	2,000,000	200	29,769,627	2,976	20,101,480	(21,100,995)	(996,339)
Issuance of common stock					11,633,260	1,163	1,721,338		1,722,501
Net Loss for the quarter								(1,058,462)	(1,058,462)
Balance, March 30, 2021	-	$-	2,000,000	$200	41,402,887	$4,139	$21,822,818	$(21,100,995)	$(332,300)
Net Loss for the quarter								(6,439,991)	(6,439,991)
Issuance of common stock					2,868,025	288	582,920		583,208
Balances June 30, 2021	-	$-	2,000,000	$200	44,270,912	$4,427	$22,405,738	$(27,540,986)	$(5,130,621)
Net Loss for the quarter								$99,274	$99,274
Non cash compensation					716,554	$72	$328,632		$328,704
Balances September 30, 2021	-	$-	2,000,000	$200	44,987,466	$4,499	$22,734,370	$(27,441,711)	$(4,702,641)

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional	Accumulated	Total Stockholders’
Balance December 31, 2019	4,000,000	$400	2,000,000	$200	17,133,936	$1,715	$18,570,178	$(19,159,721)	$(587,228)
Net Loss for the quarter								(608,828)	(608,828)
Common stock issuance					2,571,778	255	275,440		275,696
Balance March 31, 2020	4,000,000	$400	2,000,000	$200	19,705,714	$1,970	$18,845,618	$(19,768,549)	$(920,360)
Net Loss for the quarter								$(1,182,083)	(1,182,083)
Non-Cash Compensation					2,495,129	250	249,265		249,515
Conversion of notes payable					750,000	75	74,925		75,000
Common stock issue					1,000,000	100	99,900		100,000
Balance June 30, 2020	4,000,000	400	2,000,000	200	23,950,843	2,395	19,269,708	(20,950,632)	(1,677,928)
Net Loss for the quarter								(351,399)	(351,399)
Common stock Issuance for Cash					2,903,333	290	389,710		390,000
Conversion of notes payable					900,000	90	89,910		90,000
Cancellation of shares held by Textmunication					(4,755,029)	(476)	(332,376)		(332,852)
Non cash compensation					1,335,279	134	93,336		93,470
Shares issues for legal settlement					455,555	46	31,842		31,888
Cancellation of preferred stock	-4000000	-400					400		-
Balance September 30, 2020	-	-	2,000,000	200	24,789,981	2,479	19,542,530	(21,302,031)	(1,756,821)

The accompanying notes are an integral part of these unaudited consolidated financial statements

RESONATE BLENDS , INC.

(FORMERLY TEXTMUNICATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$(6,340,715)	$(2,142,310)
Net loss from discontinued operations		(15,778)
Adjustments to reconcile		-
Amortization and depreciation	10,583	40,475
Loss on derivative liability	3,106,826	536,819
Non cash interest expense	16,142	101,014
Legal Settlement		106,961
Share professional fees	82,473	176,627
Share based compensation	1,267,297	198,514
Gain (Loss) on the settlement of debt	(62,500)	(31,961)
Gain on settlement of derivative liabilities		(143,293)
Changes in assets and liabilities		-
Receivables		-
Inventories	(234,998)
Prepaid expenses and other current assets	(23,485)
Advances to suppliers	(54,599)
Accounts payable and accrued expenses	(57,091)	104,383
Due to Related party	(125,000)	(332,752)
Net cash used by operating activities	(2,415,066)	(1,401,301)
Net cash provided by (used in) operating activities of discontinued operations		99,638
	(2,415,066)	(1,301,663)
Cash Flows from investing activities
Purchase of fixed assets	(36,047)	-
Net cash used by investing activities	(36,047)	-
Cash Flows from Financing Activities
Proceeds from subscription	1,367,115	540,000
Proceeds from convertible notes (net)	1,865,000	806,000
Proceeds from notes payables
Payments on preferred stocks buy back
Payments on convertible notes payable	(504,793)	(226,057)
Net cash provided by financing activities	2,727,322	1,119,943
Net cash provided by financing activities of discontinued operations		187,619
	2,727,322	1,307,562
Net increase in cash	276,209	5,899
Cash, beginning of period	114,325	3,115
Cash, end of period	$390,534	$9,014

Supplemental disclosure of cash flow information
Cash paid for interest	$38,015	$12,235
Cash paid for tax	-	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$306,858	$90,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

TEXTMUNICATION HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2021, the Company has an accumulated deficit of $27,441,709. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of September 30, 2021, the company balances exceeded the federally insured limit by approximately $140,534 deposited under one institution. Management is making certain arrangements to mitigate this risk during the next quarter.

Revenue Recognition

The Company did have any revenues from continuing operations for the periods presented. The Company’s policy is that revenues will be recognized when control of the product is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended September 30, 2021 and year ended December 31, 2020.

As of September 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	3,380,960	3,380,960

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	274,134	274,134

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 and another payment on June 27, 2021 for $40,000. The final payment was made on August 11, 2021 for $25,000. The final payment on August 11, 2021 settled this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement.

The outstanding balances as of September 30, 2021 and December 31, 2020 are $0 and $187,500 respectively.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Convertible notes face value	$1,865,000	$517,544
Less: Discounts	-	(12,751)
Less: Debt issuance cost	(61,771)
Net convertible notes	$1,803,229	$504,793

The convertible notes as of September 30, 2021 are 8% Unsecured Convertible Promissory Notes from various accredited investors issued from January 1, 2021 to September 30, 2021. All notes have an automatic conversion into equity on the maturity date, which is January 2, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is the lesser of $.10 or 75% of the VWAP with a 20-day lookback. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering.

The three months ended September interest accrued for the convertible notes payable at $12,263, $12,671 and $12,263 respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $405 and $310 for the quarter ended September 30, 2021 and 2020, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

During the third quarter of 2021 the company issued a total of 716,554 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issued accounted as expenses as follows:

Professional Fees	$328,632
Convertible promissory notes
Total	$328,632

NOTE 7 – DISCONTINUED OPERATIONS

On July 20, 2020, the Company finalized a Stock Purchase Agreement (the “SPA”) with Wais Asefi, Nick Miniello, Juleon Asefi, and Curt Byers (collectively, the “Asefi Group”) to sell to the Asefi Group its subsidiary, Textmunication, Inc., a California corporation (“Textmunication”). Textmunication operates the Company’s SMS business activities. The Company retained its cannabis operations based in Calabasas, California. The Company has accounted for this spinout as a discontinued operation and retroactively reclassified all previously presented financial information. The following summarizes the results of operations for Textmunication, Inc. for the three months ended June 30, 2020

2020
Revenues	$305,590
Cost of Revenues	(90,559)
Operating expenses	(347,565)
Loss from operations of discontinued operations	(132,534)

NOTE 8 – SUBSEQUENT EVENTS

As previously disclosed, on September 9, 2021, Resonate Blends, Inc. (the “Company”) entered into binding letter of intent (the “Agreement”) with L & G USA Inc., a Delaware corporation and L & G Canada Inc., an Ontario corporation (together “Seller”), and the stockholders of Seller (the “Stockholders”), pursuant to which the Company planned to acquire substantially all of the assets from Seller associated with the Lemon & Grass business and the Koan business (the “Acquisition”).

On October 27, 2021, the Company terminated the Agreement. The Company is still in discussions with Seller, and the Company may or may not go through with a transaction with Seller, but if the Company does, the terms will change from the previous Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

To accomplish this, Resonate is Mastering the Art of Experience. This is our mission. By integrating science, technology, education, branding, marketing, sales and delivery - with every customer interaction we aim to provide exceptional experiences. Cannabis has a broad range of unique characteristics, and we are dedicated to harnessing and amplifying those characteristics to support healthy empowered and engaged lifestyles. From product development through customer communication, we prefect and demystify cannabis bringing innovative products to an increasingly sophisticated market. Resonate Blends has a strong social mission and the Resonate team is building a successful business by focusing our knowledge, skill and energy on creating wellness-lifestyle products which will improve community by helping individuals live more satisfying, meaningful and connected lives. The need for these products currently is crucial.

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

Resonate’s initial products are a completely unique class of products called Cordials. These blends offer a wide range of experiences not currently available in the cannabis market. Our Cordials are water-soluble and use nano-emulsification technology to allow for quick onset and a sustained and nuanced experience. Single dose, healthful, subtle in taste, cordials are an ideal way for people to intentionally improve their well-being. They can be shipped directly or substituted for alcohol as a cocktail mixer.

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and were launched to the retail channel in late Q2 of 2021. The company is offering six unique blends at its initial release and expects to have additional blends by late 2021 into early 2022.

We have formalized contracts with our logistical and marketing partners and are building a digital native strategy supporting direct to consumer sales. Based on customer demand, the company is creating a “singles” option for the Cordials which will be available later 2021 and a multi-dose option shipping in Q1 2022.

Intellectual Property

Intellectual Property (“IP”) development and protection continues as a core area of value creation for Resonate. The Company has developed the world’s first Cannabis Cordial. The Koan Cordials combine THC (psychoactive), CBD (non-psychoactive) with botanical terpenes to deliver an all-natural, plant-derived, single-dosed experience that can be enjoyed straight out of the bottle or poured into any beverage. These multi-use products deliver specific, predictable, reliable, effects in a format that is completely unique in the industry.

The Company believes the greatest long-term value creation in the Cannabis industry will be in the establishment of high-quality consumer brands that deliver the expected experience. As cultivation, supplies and services become quickly commoditized, value-added brands represent the best opportunity for Resonate and its shareholders to support and benefit from the growth expected in the Cannabis industry. It is therefore critical for Resonate to protect its methods, formulations and packaging.

On June 14, 2021, the Company successfully filed a Provisional Patent Application with the US Patent & Trademark Office (USPTO) entitled “Cannabis Nano-Emulsions for Achieving a Reliable, Targeted, Specific and Repeatable User Experience.” The invention relates to methods and formulations including a combination of cannabinoids and terpenes calculated and specifically formulated to achieve a targeted, specific and repeatable user experience. The Company is also filing for patent protection on its unique product packaging.

Future Koan Product - Resonate Growth Plans

For the first 12-18 months, Resonate will concentrate on releasing product and brand building in our home state of California. Resonate plans to follow the launch of its first six Koan products with others based on The Resonate System at regular intervals. Our formulas, combined with the proprietary Vertosa technology, will allow the Company to quickly deliver controlled, predictable, enjoyable effects in beverages, teas, and gummies. Vertosa is the leading provider of emulsification technology for cannabis manufacturers. Emulsification allows cannabinoids to become water-soluble so that they can be added to Cordials, beverages, gummies, etc. Vertosa and Resonate are engaged in joint research focusing on effects of various emulsification methods on cannabinoids. We are working on methods that improve user experience by refining effects and managing bioavailability. Vertosa will also be providing the emulsification required for formulas in Resonate’s product line.

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

Resonate’s first commercial release is a family of six precisely targeted effect blends. These products are category-breaking offerings as they are neither tinctures nor beverages but have the benefits of both. They are emulsified, water soluble, single-serving blends that can be enjoyed privately or shared socially. Resonate offers these across California in stylish mini bottles, each containing a single serving. They can be sipped directly from the bottle or poured into beverages. Koan products offer the very high bioavailability of tinctures not possible to deliver with edibles, take effect generally within minutes and provide benefits for approximately 3 hours. Significantly, these formulas all provide a pleasant predictable experience, a gentle onset and exit and have no unpleasant sensations or aftereffects sometimes associated with cannabis products. Our current products are as follows:

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

Delight

Put on your rose-colored glasses and give everything some extra sparkle with Delight. Designed to open your senses, raise your spirits and brighten your day.

Acquisition of Assets

On September 9, 2021, we entered into a binding letter of intent with L & G USA Inc., a Delaware corporation and L & G Canada Inc., an Ontario corporation (together “Seller”), and the stockholders of Seller, pursuant to which the Company planned to acquire substantially all of the assets from Seller associated with the Lemon & Grass business and the Koan business (the “Acquisition”).

On October 27, 2021, the Company terminated the agreement. The Company is still in discussions with Seller, and the Company may or may not go through with a transaction with Seller, but if the Company does, the terms will change from the previous agreement.

Competitive Landscape

The cannabis market still primarily consists of products of varying quality and poor branding. Much of the branding is heavy “stoner” or hospital medicinal, and differentiation between products is difficult. As a result, finding a product with controllable, consistent effects is difficult. Even products of high and reliable quality all look alike and have no shelf appeal. In addition, there is a mismatch between the fastest growing demographic and many current product offerings, which are designed to be inhaled. This is exactly why we have developed Koan Cordials, tasty, single serving, healthy cannabis products with timeless, exceptional branding. As the market matures, some companies are recognizing the importance of branding. Branded category leaders represent the 10 spots among best-selling products and sales data supports the desire among consumers for branded products. This is further supported by Headset, data (the leading industry provider of retail buying patterns), which shows that brands are leading every category in cannabis. Further, branded products command higher prices. Some branded products generate pricing as high as 151%, over industry average. The Resonate team excels in product branding.

There is no product in the marketplace exactly like our Koan products currently. Other companies offer tinctures (which are concentrated herbal extracts made by soaking the bark, berries, leaves (dried or fresh), or roots from one or more plants in alcohol or vinegar), tea, salves, patches, and cosmetics and vapes, and some of them provide effects which may be similar to those the Koan products will provide, but we believe that none are equal to ours with respect to quality, efficacy, consistency and scope. Our products are water soluble and can be enjoyed privately or poured in beverages and shared socially. We believe that the total experience offered by our products cannot be found elsewhere in the industry.

While there are several very fine products in the premium cannabis space, there is not yet a dominant brand in any category. Some are leading but no brand dominates. Data indicates that our targeted demographic seeks out trusted brands when making product selections. Resonate is bringing to market custom, reliable, experience-targeted products. which can be sipped or shared, offered under a well-crafted brand supported by an accessible information system. We provide The Resonate System so customers can understand what to expect and can make informed confident selections.

Marketing and Sales Plan

The cannabis industry is changing daily in response to updated regulations, customer product education, new interest from various demographics and now the COVID-19 pandemic. As a result, we are constantly attentive to these changes as they affect the marketing of our products. Our initial marketing strategy was to launch in select dispensaries in Los Angeles and to support the launch with dispensary promotional material and location-based marketing. However, in the current market the Company has decided to modify this strategy. Paradoxically, retail restrictions and safety regulations were beneficial for us, as these allowed us to reprioritize our sales approach and to build a marketing plan around on-line dispensaries with wide delivery networks. Although retail restrictions will eventually be relaxed, we do not expect that storefront dispensaries will return to the dominant role they played in the cannabis industry before COVID-19 for several reasons.

Dispensaries are generally small, making social distancing difficult. Limitations on a customers’ ability to touch and smell products reduces the value of in-person shopping. Restrictions on the number of people allowed in these small spaces will create waiting lines outside stores, which will be inconvenient and even embarrassing for some. Finally, we have learned that a significant number of customers, particularly in our targeted demographic, really prefer the privacy and convenience of having products delivered to their homes. For all these reasons, we have decided to focus our sales efforts on select high-end retail dispensaries and on-line, delivery and e-commerce outlets.

In response to the sudden change in customer buying preferences, Resonate has implemented a plan to sell directly to consumers. We are partnering with an on-line platform which will allow us to communicate the value of our products directly to consumers. This platform will connect consumers to a licensed retail and California-wide home delivery network. This direct-to-consumer approach has significant benefits for us. First, it allows us to control our brand messaging and to assure that we can provide the information and education customers need to make confident and informed product choices. Through this method, we also have access to customer information, which is not available from dispensaries, which allows us to employ successful marketing techniques used by leading on-line retailers such as customer loyalty programs, memberships, ambassadors, etc., to build brand awareness and increase sales. It is also better for us financially as it increases our profit margin.

Therefore, our marketing budget and energy is now being channeled into appropriate programmatic advertising, developing informational materials for customers on our website, and developing professional and effective social media, search engine optimization and direct to consumer marketing campaigns. We also offer market suppose and to select premium California dispensaries both in person and thorough the Leaf.VIP budtender training program. We expect that building our brand online will complement retail sales by increasing customer awareness and creating “pull-through” at brick-and-mortar facilities.

Resonate has partnered with Good People LLC as its state-wide Koan Cordial sales team. Good People is working closely with Resonate Blends’ marketing team to plan events, train budtenders, schedule and track relevant promotions and inform the innovation pipeline with field insights. In addition, Resonate is currently recruiting two internal sales managers to oversee all sales efforts in Northern and Southern California. Koan Cordials dispensary buyer sample kits are now available through Good People and dispensaries are now stocking the product in strategic geographical locations.

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

In addition, Vertosa is expanding into other legal states, and this paves the way for Resonate to follow behind moving beyond California while still assuring strict standards and high production quality for our products.

Manufacturing:

The Company partnered with The Galley, a California licensed Type N – Infused Products Manufacturer based in Santa Rosa, California. The Galley produces and packages premium award-winning products and has worked with some of the most popular brands in the industry. The Galley is built to FDA and CDPH standards and is focused on high demand areas of production – Edibles, Topicals, Tinctures, Chocolate, Hard Candies, Gummies, Pre-Rolls, Flower, Vapes and Beverages. Resonate Blends was granted a Type S: Shared Facility - Adult and Medicinal Cannabis Manufacturing License on July 23, 2021. The license allows Resonate Blends to manufacture cannabis products at the licensed facility of The Galley.

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

Distribution:

Because of the unique nature of Resonate’s Koan products and the recent expansion of home delivery services in the cannabis industry, Resonate has prioritized a direct-to-consumer method as a key sales strategy. Resonate has identified a technology partner who will add an e-commerce feature to the Koan web site that will allow the Company to sell products directly to consumers using a licensed California state-wide delivery network for fulfilment.

In addition to direct sales, the company plans to offer products to select premium dispensaries throughout California. These products will be delivered to retail establishments by a leading cannabis full-service distributor. The Company contracted with The Vault 3PL to provide logistics and state-wide distribution for Resonate’s Koan Cordials, its product line of unique experience blends currently available in California.

Resonate is also developing relationships with a variety of complementary distribution channels such as subscription box companies and other non-storefront reseller organizations.

To summarize, we have signed and announced definitive agreements with various partners to execute on our overall business strategy. Our partner Vertosa is expected to develop our unique formulations through its advanced nano-emulsification process, The Galley is expected to assemble and package, the Good People to sell the products, the Vault 3PL Distribution to distribute our products and, we just engaged with The Flower Agency to actively market our social media channels to the California market.

Our principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. Our executive telephone number is (571) 888-0009.

Results of Operation for Three and Nine Months Ended September 30, 2021 and 2020

Revenues

We have generated $7,574 and $7,574 in sales for the three and nine months ended September 30, 2021, respectively, as compared with no sales for the three and nine months ended September 30, 2020 on our current product line, but sales of $0 and $477,734 from the discontinued operations of our sold subsidiary, Textmunication, Inc., for the three and nine months ended September 30, 2020, respectively. We recently launched our first line of six Cordial products in California and we have started to generate revenues from the sale of these products.

We anticipate increased revenues on our six Cordials for the rest of the year. We anticipate a rollout of new packaging configurations by early 2022 for our Cordials; to include both a one-pack and a multi-dose bottle which will bring the cost per dose down considerably. We also plan on launching additional Cordial formulations by early 2022, which we hope will contribute to increasing our revenues. As we have just launched our products, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Operating Expenses

Our operating expenses were $762,912 for the three months ended September 30, 2021, as compared with $236,160 for the three months ended September 30, 2020. Our operating expenses were $2,937,437 for the nine months ended September 30, 2021, as compared with $1,445,463 for the nine months ended September 30, 2020.

The main reasons for the increased operating expense in 2021 was a result of our efforts to increase spending on advertising, as well as increased legal and professional fees and non-cash management fees.

We expect that our operating expenses will increase in 2021 over 2020 because of our product launch and the increased expenses associated with operations.

Other Income/Expenses

We had other income of $866,917 for the three months ended September 30, 2021 compared with other expenses of $86,910 for the same period ended September 30, 2020. We had other expenses of $3,398,548 for the nine months ended September 30, 2021 compared with other expenses of $712,625 for the same period ended September 30, 2020.

We recorded a gain on revaluation of derivative liabilities in the amount of $961,857 that contributed to our other income for the quarter ended September 30, 2021. Our other expenses for the nine months ended September 30, 2021 was mainly attributable to a loss on revaluation of derivative liabilities.

Net Loss

We had net income of $99,274 for the three months ended September 30, 2021, as compared with net loss of $351,399 for the three months ended September 30, 2020. We had net loss of $6,340,715 for the nine months ended September 30, 2021, as compared with net loss of $2,142,310 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $649,017, consisting of $390,534 in cash and $258,483 in prepaids and inventory. Our total current liabilities as of September 30, 2021 were $5,387,805. We had a working capital deficit of $4,738,788 as of September 30, 2021, compared with a working capital deficit of $996,439 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $2,415,066 in cash for the nine months ended September 30, 2021, compared with cash used of $1,401,301 for the nine months ended September 30, 2020. Our negative operating cash flow for the nine months ended September 30, 2021 was largely the result of our net loss of $6,340,714, offset by share based compensation of $1,267,297. Our negative operating cash flow for the nine months ended September 30, 2020 was largely the result of our net loss of $2,142,310, offset by loss on derivative liability of $536,819 and share based compensation of $198,514.

Cash Flows from Investing Activities

We used cash on investing activities to purchase computer equipment for the nine months ended September 30, 2021 with no cash used for the same period ended 2020.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2021 amounted to $2,727,322 compared with cash flows provided by financing activities of $1,119,943 for the nine months ended September 30, 2020. Our positive cash flows for the nine months ended September 30, 2021 consisted of proceeds from issuance of common stock of $1,367,115, proceeds from Convertible notes payable of $1,865,000, offset by payments of notes payable of $504,793. Our positive cash flows for the nine months ended September 30, 2020 consisted of proceeds from issuance of common stocks $540,000, proceeds from Convertible notes payable $806,000, offset by payments of notes payable of $226,057.

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

Until we can generate sufficient revenues to sustain operations, we are dependent on investment capital to continue our survival. There can be no assurance of funds from these efforts or that any other type of additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of September 30, 2021, we have an accumulated deficit of $27,441,709. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We intend to remedy our material weakness regarding insufficient segregation of duties by hiring additional employees to segregate duties in a manner that establishes effective internal controls once resources become available.

 Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2021 the company issued a total of 716,554 shares of common stock to vendors for compensation and services rendered.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

 Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	November 22, 2021

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

