Form 10-K
period 2021-12-31
Resonate Blends, Inc.
filed 2022-04-15
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,258,608.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 47,796,859 common shares as of April 14, 2022.

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

Based in Calabasas, California, Resonate Blends is a cannabis holding company centered on valued-added holistic Wellness and Lifestyle brands. The Company’s strategy is to ignite future growth by building a purpose-driven portfolio of innovative, trusted national brands, emerging brands, research organizations, and a variety of retail channels. The Company’s focus is finding mutual value between product and consumer by optimizing quality, supply chain resources and financial performance. The Company offers a family of premium cannabis-based products of consistent quality based on unique formations calibrated to Resonate Blends effects system in what the Company believes is the industry gold standard in user experience.

Resonate believes the greatest long-term value creation in the cannabis industry will be in the establishment of high quality and consistent consumer brands. Resonate hopes to become a national leader through its vision in creating a family of brands designed specifically to deliver reliable, effective and beneficial experiences.

Resonate is committed to helping people live the life they love, but they do not make the medicinal vs. recreational distinction. This is a temporary legal separation in some states that should soon cease to exist. The Company believes in wellness for the whole person, including people with insomnia, pain or anxiety who also want to enjoy friends, concerts and have satisfying intimate experiences. Resonate is designing experiences which should improve all areas of ones’ life.

To accomplish this, Resonate is Mastering the Art of Experience. This is the Company’s mission. By integrating science, technology, education, branding, marketing, sales and delivery - with every customer interaction they aim to provide exceptional experiences. Cannabis has a broad range of unique characteristics, and they are dedicated to harnessing and amplifying those characteristics to support healthy empowered and engaged lifestyles. From product development through customer communication, they prefect and demystify cannabis bringing innovative products to an increasingly sophisticated market. Resonate Blends has a strong social mission and the Resonate team is building a successful business by focusing its knowledge, skill and energy on creating wellness-lifestyle products which will improve community by helping individuals live more satisfying, meaningful and connected lives. The need for these products currently is crucial.

To communicate the breadth of wellness products that Resonate is developing, the Company created The Resonate System. The Resonate System graphically represents a spectrum of wellness products based on cannabis scaffolding. This system helps users easily select which product they want. Products based on The Resonate System deliver relaxation, freedom from pain and anxiety, boosts in focus and creativity, sensuality, human connection and joy. Koan products are formulated around a system of interconnected experience targets that will allow you to know exactly what to expect when using them.

While respecting and honoring the natural power of plant medicine, Resonate also employs advanced science, leading technology and a deep understanding of how various cannabis compounds, when working in the body, simultaneously can create unique effects and benefits (referred to as the “Entourage Effect”). Product developers blend cannabinoids and terpenes to formulate products with specific, controllable and repeatable beneficial effects. Through innovation, experimentation, testing and an iterative product development strategy, the Koan team has unlocked new plant constituent combinations resulting in unique, enjoyable and extremely effective wellness products unlike anything else in the marketplace. Resonate has filed a provisional patent for protection of these formulations and products in the future.

Koan, the Resonate Blends product family, is based around a comprehensive system of interconnected experience targets that allow people to select the products that best fit their lifestyle and health objectives. Koan products are dedicated to the efficacy and precision of functional experience targets across a broad range of product categories.

Resonate’s initial products are a completely unique class of products called Cordials. These blends offer a wide range of experiences not currently available in the cannabis market. Cordials are water-soluble and use nano-emulsification technology to allow for quick onset and a sustained and nuanced experience. Single dose, healthful, subtle in taste, cordials are an ideal way for people to intentionally improve their well-being. They can be shipped directly or substituted for alcohol as a cocktail mixer. A significant competitive advantage is that the Cordials allow users to select both the experience they want and the beverage they choose to enjoy them in.

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and were launched to the retail channel in late Q2 of 2021. The company is offering six unique formulations and expects to launch an additional blend “Love” by Q1 2022 and a “Sleep” formulation in Q2 2022. The Cordials were awarded the Golden Leaf Award as “Best New Brand of 2021” at the “Luxury Meets Cannabis Conference” held in New York City in December. Resonate also won a Cannabis Clio Award for “Brand Design” also in December.

Resonate has formalized contracts with logistical, sales and marketing partners to build a digital native strategy supporting Direct-to-Consumer sales. The Direct-to-Consumer (D2C) sales platform launched in October and now allows California consumers the ability to order on-line and have the Cordials home delivered in most metro areas within four hours. Based on customer demand, the Company is creating a “singles” option for the Cordials which will be available in early 2022 and a multi-dose option shipping in early Q2 2022.

The principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. The executive telephone number is (571) 888-0009.

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

In addition to the new Cordial blends, the company also expects to launch a unique edible product line to the market in mid-2022.

The Vertosa and Resonate teams share a mission of maximizing the benefits of cannabinoids and plant medicine. Resonate selected Vertosa as a development partner because the Vertosa systems’ industry leading emulsification technology makes them highly stable, bioavailable, and water compatible. All of Vertosa’s inactive base materials are FDA approved and are lab tested for quality. Vertosa’s Hemp-derived CBD Emulsion System is now certified organic by CCOF, a United States Department of Agriculture-accredited certifier and non-profit advocacy group, and the company has also received its Good Manufacturing Practice (GMP) certification, confirming that its offerings follow regulations promulgated by the US Food and Drug Administration and are safe, pure, and effective. In addition, Vertosa is expanding into other legal states, and this paves the way for Resonate to follow behind moving beyond California while still assuring strict standards and high production quality for Koan products.

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

The Company partnered with leading e-commerce technology provider Grassdoor in October to allow online sales of Koan Cordials throughout California. The Grassdoor partnership powers same-day delivery service of Resonate’s six precision-calibrated formulas throughout Northern and Southern California.

To summarize, Resonate has signed and announced definitive agreements with various partners to execute on its overall business strategy. Vertosa is expected to develop unique formulations through its advanced nano-emulsification process, The Galley is expected to assemble and package, Grassdoor’s e-commerce solution is expected to offer online sales and home delivery in California of Cordials and Vault 3PL Distribution to distribute the products. Resonate engaged with The Flower Agency to actively market social media channels to the California market.

Marketing and Sales Plan

The cannabis industry is changing daily in response to updated regulations, customer product education, new interest from various demographics and now the COVID-19 pandemic. As a result, we are constantly attentive to these changes as they affect the marketing of Koan products. The initial marketing strategy was to launch in select dispensaries in Los Angeles and to support the launch with dispensary promotional material and location-based marketing. However, in the current market the Company has decided to modify this strategy. Paradoxically, retail restrictions and safety regulations were beneficial, as these allowed Resonate to reprioritize their sales approach and to build a marketing plan around on-line dispensaries with wide delivery networks. Although retail restrictions will eventually be relaxed, the Company doesn’t expect that storefront dispensaries will return to the dominant role they played in the cannabis industry before COVID-19 for several reasons.

Dispensaries are generally small, making social distancing difficult. Limitations on a customers’ ability to touch and smell products reduces the value of in-person shopping. Restrictions on the number of people allowed in these small spaces will create waiting lines outside stores, which will be inconvenient and even embarrassing for some. Finally, a significant number of customers, particularly in targeted demographics, prefer the privacy and convenience of having products delivered to their homes. For all these reasons, Resonate has decided to focus sales efforts on select high-end retail dispensaries and on-line, delivery and e-commerce outlets.

In response to the sudden change in customer buying preferences, Resonate has implemented a plan to sell directly to consumers, by partnering with an on-line platform which will allows them to communicate the value of their products directly to consumers. This platform will connect consumers to a licensed retail and California-wide home delivery network. This direct-to-consumer approach has significant benefits for us. First, it allows Resonate to control brand messaging and to assure that we can provide the information and education customers need to make confident and informed product choices. Through this method, they have access to customer information, which is not available from dispensaries, which allows them to employ successful marketing techniques used by leading on-line retailers such as customer loyalty programs, memberships, ambassadors, etc., to build brand awareness and increase sales. It is also better for them financially as it increases profit margin.

Therefore, the marketing budget and energy is now being channeled into appropriate programmatic advertising, developing informational materials for customers on the website, and developing professional and effective social media, search engine optimization and direct to consumer marketing campaigns. We also offer market support to select premium California dispensaries both in person and thorough the Leaf.VIP budtender training program. The Company expects that building its brand online will complement retail sales by increasing customer awareness and creating “pull-through” at brick-and-mortar facilities.

Resonate is currently recruiting two internal sales managers to oversee all sales efforts in Northern and Southern California. The Company is planning an in-house sales strategy for early Q1 2022 to maximize both the dispensary outreach and budtender education – and to increase Direct-to-Consumer (D2C) sales platform activity. While wellness dispensaries will be a focus for the Company, the customer acquisition focus will be heavily tilted towards the D2C portal starting in 2022.

Multi-state expansion through licensing arrangements with the Cordials is also being planned. Several retailers in multiple states have reached out to Resonate requesting the Cordials to be stocked in their dispensaries. The Company is currently evaluating where and when to open new states outside of California.

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

On October 27, 2021, the Company terminated the agreement and the Acquisition. The Company is still in discussions with Seller, and the Company may or may not go through with a transaction with Seller, but if the Company does, the terms will change from the previous agreement.

Current Products

Resonate’s first commercial release was a family of six precisely targeted effect blends. These products are category-breaking offerings as they are neither tinctures nor beverages but have the benefits of both. They are emulsified, water soluble, single-serving blends that can be enjoyed privately or shared socially. Resonate offers these across California in stylish mini bottles, each containing a single serving. They can be sipped directly from the bottle or poured into beverages. Koan products offer the very high bioavailability of tinctures not possible to deliver with edibles, take effect generally within minutes and provide benefits for approximately 3 hours. Significantly, these formulas all provide a pleasant predictable experience, a gentle onset and exit and have no unpleasant sensations or aftereffects sometimes associated with cannabis products. The current products are as follows:

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

Future Products - Resonate Growth Plans

For the first 12-18 months, Resonate concentrated on releasing product and brand building in California, and possibly new state expansion if the proper opportunities exist. Resonate is following the launch of its first six Koan products with others based on The Resonate System at regular intervals, and they plan to release their “Love” in Q1 2022 and “Sleep” Cordials in Q2. The formulas, combined with the proprietary Vertosa technology, will allow the Company to quickly deliver controlled, predictable, enjoyable effects in beverages, teas, and gummies. Vertosa is the leading provider of emulsification technology for cannabis manufacturers. Emulsification allows cannabinoids to become water-soluble so that they can be added to Cordials, beverages, gummies, etc. Vertosa and Resonate are engaged in joint research focusing on effects of various emulsification methods on cannabinoids. Resonate is working on methods that improve user experience by refining effects and managing bioavailability. Vertosa will also be providing the emulsification required for formulas in Resonate’s product line.

The cannabis industry is in its infancy. Resonate’s growth strategy is to create an innovative ecosystem of companies, investments and research that all support The Resonate System and its mission of empowering the wellness market. In addition to creating “house” brands, the Company is also looking for other quality brands which could be incubated or targeted as either strategic partners or as acquisitions. Integrating these companies should provide consistent product quality that yields expected results and that also allows scalability to make a successful company overall. The Company is actively seeking potential acquisition roll-ups into the holding company that could offer product synergies, new product development and shared resources in critical areas of the Company.

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

The Company believes the greatest long-term value creation in the Cannabis industry will be in the establishment of high-quality value-added consumer brands that deliver the expected experience. As cultivation, supplies and services become quickly commoditized, value-added brands represent the best opportunity for Resonate and its shareholders to support and benefit from the growth expected in the Cannabis industry. It is therefore critical for Resonate to protect its methods, formulations and packaging.

On June 14, 2021, the Company successfully filed a Provisional Patent Application with the US Patent & Trademark Office (USPTO) entitled “Cannabis Nano-Emulsions for Achieving a Reliable, Targeted, Specific and Repeatable User Experience.” The invention relates to methods and formulations including a combination of cannabinoids and terpenes calculated and specifically formulated to achieve a targeted, specific and repeatable user experience. The Company is also filing for patent protection on its unique product packaging and anticipates filing for other protections on new product development.

Competitive Landscape

The cannabis market still primarily consists of products of varying quality and poor branding. Much of the branding is heavy “stoner” or hospital medicinal, and differentiation between products is difficult. As a result, finding a product with controllable, consistent effects is difficult. Even products of high and reliable quality all look alike and have no shelf appeal. In addition, there is a mismatch between the fastest growing demographic and many current product offerings, which are designed to be inhaled. This is exactly why Resonate has developed Koan Cordials, tasty, single dose, healthy cannabis products with timeless, exceptional branding. As the market matures, some companies are recognizing the importance of branding. Branded category leaders represent the 10 spots among best-selling products and sales data supports the desire among consumers for branded products. This is further supported by Headset, data (the leading industry provider of retail buying patterns), which shows that brands are leading every category in cannabis. Further, branded products command higher prices. Some branded products generate pricing as high as 150%, over industry average. The Resonate team excels in product branding.

There is no product in the marketplace exactly like Koan products at this time. Other companies offer tinctures (which are concentrated herbal extracts made by soaking the bark, berries, leaves (dried or fresh), or roots from one or more plants in alcohol or vinegar), tea, salves, patches and cosmetics and vapes, and some of them provide effects which may be similar to those the Koan products will provide, but few are equal to Koan with respect to quality, efficacy, consistency and scope. Koan products are water soluble and can be enjoyed privately or poured in beverages and shared socially. Resonate believes the total experience offered by Koan products cannot be found elsewhere in the industry.

While there are a number of very fine products in the premium cannabis space, there is not yet a dominant brand in any category. Some are leading but no brand dominates. Data indicates that Resonate’s targeted demographic seeks out trusted brands when making product selections. Resonate is bringing to market custom, reliable, experience-targeted products which can be sipped or shared; and offered under a well-crafted brand supported by an accessible information system. The Company provides The Resonate System so customers can understand what to expect and can make informed confident selections.

Employees

Currently, there are six employees, comprised of 3 C-level executives and managers of brand, marketing and sales.

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

The Company both directly and indirectly engages in the medical and adult-use cannabis industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. To the Company’s knowledge, there are to date a total of 38 states, and the District of Columbia, that have now legalized cannabis in some form, including California, Nevada, New York, Florida, Illinois and Arizona. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor and there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States, the listing of its securities on applicable exchanges, its financial position, operating results, profitability or liquidity or the market price of our Common Stock.

The Company believes the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of the Company’s products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical cannabis market or any product, or consistent with earlier publicity The Company and its wholly owned subsidiaries face an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. Greater access to medical cannabis, through home and designated growing and illegal dispensaries, may decrease the number of patients registering with the Company and may cause registered patients to leave the Company and grow for themselves. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition and operating results of the Company and if the Company is unable to continually innovate and increase efficiencies, its ability to attract new customers may be adversely affected. The Company may become party to litigation, mediation and/or arbitration from time to time in the ordinary course of business which could adversely affect its business

The Company expects to derive a substantial portion of its revenues from the cannabis industry in certain states of the United States, which industry is illegal under United States federal law.

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

State licenses in the U.S. are subject to ongoing compliance and reporting requirements. Failure by the Company to comply with the requirements of licenses or any failure to maintain licenses would have a material adverse impact on the business, financial condition and operating results of the Company. Should any state in which the Company considers a license important not grant, extend or renew such license or should it renew such license on different terms, or should it decide to grant more than the anticipated number of licenses, the business, financial condition and results of the operation of the Company could be materially adversely affected. The cannabis laws and regulations of states in which we operate limit the granting and number of licenses granted for dispensaries and cultivation and production facilities. The number of licenses by category, and issuance of individual licenses, may be limited, delayed, denied or otherwise unissued. This separate treatment of individual licenses as well as license categories, along with limits set on the number of licenses granted in each of these operating categories, can result in market and supply chain risks including, for example, mismatch between cultivation and production facilities and dispensaries relating to availability and production of cannabis products. This can result in, among other things, market, pricing and supply risks, which may have a material effect on the Company’s business, financial condition and operations.

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

On March 18, 2021, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives. On March 23, 2021, the bill was reintroduced in the Senate as well. The House previously passed the SAFE Banking Act in September 2019, but the measure stalled in the Senate. Most recently, on February 4, 2022, the House approved the America COMPETES Act of 2022, which includes the provisions of the SAFE Banking Act. The America COMPETES Act now advances to the Senate for consideration. As written, the SAFE Banking Act would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee the SAFE Banking Act will become law in its current form, if at all.

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

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws, which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. Without cannabis banking laws in place, the ability to clear restricted stock is difficult.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one. The restricted access to cannabis banking makes it more difficult for cannabis investors to clear their stock from a Transfer Agent (“TA”) to their brokerage of choice. We can provide no assurances to investors of our stock that they will have the ability to move their restricted stock from the TA to their brokerage until federal banking laws are enacted.

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

Fiscal Year Ending December 31, 2021

Quarter Ended	High $	Low $
March 31, 2021	.93	.11
June 30, 2021	.67	.23
September 30, 2021	.49	.34
December 31, 2021	.42	.20

Fiscal Year Ending December 31, 2020

Quarter Ended	High $	Low $
March 31, 2020	.20	.03
June 30, 2020	.27	.05
September 30, 2020	.19	.07
December 31, 2020	.20	.08

On April 14, 2022, the last sales price per share of our common stock was $.11

Holders of Our Common Stock

As of April 14, 2022, we had 47,796,859 shares of our common stock issued and outstanding, held by approximately 164 shareholders of record at our transfer agent, with approximately 47 additional shareholders holding our shares in street name.

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

Equity Compensation Plans as of December 31, 2021

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

Recent Sales of Unregistered Securities

From December 1, 2020 through March 15, 2021, we sold units priced at $25,000 per unit where each unit consisted of (i) an 8.0% Note in the principal amount of $25,000 convertible into Common Stock (the “Note) and (ii) a warrant at an exercise price of $0.15 for the purchase of 83,333 shares of the Company’s Common Stock (the “Warrant”).

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

During the six-month ended June 30, 2021, the company issued a total of 2,868,025 shares of common stock to vendors for compensation and services rendered.

During the third quarter of 2021 the company issued a total of 716,554 shares of common stock to vendors for compensation and services rendered.

During the fourth quarter of 2021 the company issued a total of 59,171 shares of common stock to vendors for compensation and services rendered.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We continue to make headway with our strategic objectives to position our company for long-term growth. We are laying the groundwork to scale with key sales channels now operational, including our recently launched Direct-to-Consumer sales platform.

Working closely with industry-leading sales, marketing, and logistics partners for our flagship Koan Cordials product line, we have built a multi-channel distribution strategy. Following our launch into the retail chain and the opening of our e-commerce sales platform, we are turning our focus to three critical areas - education, targeted marketing, and controlling the sales process.

We took an ambitious approach to our original dispensary rollout and were met with a high amount of interest in our product, reflected by the roughly 80 dispensaries who requested sample kits. While the reception was very positive, we found reluctance for the dispensaries to acquire new brands particularly with the advent of the Delta variant of COVID. While the recent threat of a potential COVID-related retail lockdown in California slowed our progress on the dispensary front, we expect to gain momentum in the retail market as it starts to open up again by revisiting each of these dispensaries. Many of those initial dispensary requests have been followed up by commitments to buy once they begin bringing new brands into the stores.

We believe the careful nurturing of our brand is one of our most important responsibilities as managers of Resonate Blends. Since nobody knows our product better than we do, we made the decision to bring the sales process in-house versus having an external salesforce. We are confident this move will have an immediate positive impact on revenues and allow our team to better control the narrative within the retail network in California.

We plan to soon offer several packaging variations for our Cordials based on dispensary and consumer feedback. In addition to our Cordial 3-pack, we plan to soon have a single-packaged Cordial, and a multi-blends sampler SKU. We believe having these options encourages the consumer to try more blends and will allow us to do more sampling and upselling promotions. We are also designing a multi-dose bottle which will be more cost-effective for those who use our blends daily. Together, these new packaging configurations should help accelerate our sales revenue by providing consumers convenient options. We also expect to introduce two new formulations and other unique product lines that will showcase our focus on continual product development and brand innovation within our family of Koan products.

While we expect to ramp up our retail footprint in the quarters ahead, we did make several key entry points to dispensaries. To that end, we recently announced nine (9) new California One Plant dispensaries and are working closely with them to co-market the Cordials across their vast network. The collaboration and communication with the One Plant team is deep and we will be exploring creative and unique marketing efforts at two of their flagship stores. We are an approved vendor for the Joy Reserve located in the Westfield Centre in Union Square (San Francisco). The Joy Reserve is the first cannabis dispensary located in a mall setting and offers consumers education and guidance to select the best products for their lifestyles.

We just launched with The Joy Reserve dispensary, which is focused on bringing a better understanding of the many benefits of cannabis and how to safely pick quality products such as the Koan Cordials. This unique showcase will be used to educate consumers about plant-based wellness with an open browsing floor, free consultations and workshops. We feel this setup is ideal to introduce consumers to our Cordials and are excited to participate in this groundbreaking approach.

Marketing and branding are core components of our targeted customer acquisition strategy. We have invested significantly to our overall marketing efforts, including cannabis conferences, social media outreach, Search Engine Optimization (SEO), and marketing events with our dispensary partners. We recently consolidated our digital marketing to the Flower Agency, a full digital marketing agency that assists lifestyle, wellness and cannabis brands with customer acquisition, awareness and re-engagement. Importantly, our patent-pending Koan Cordials, the world’s first cannabis-infused cordial, are starting to gain national recognition from cannabis industry leaders. We expect to see a significant uptick in press and other media mentions in the coming months.

We are very encouraged with our Koan Cordials winning the show’s Gold Leaf Award for “Best New Brand of 2021” at the invitation-only “Luxury Meets Cannabis Conference”. The Gold Leaf Awards honor those visionary crossover brands, retailers, and founders that are going above and beyond both in and outside of the cannabis space — across beauty, skincare, food/beverage, and everyday wellness sectors. The interest since this award announcement for potential acquisitions and new state expansion has been extremely gratifying.

Koan Cordials also won a Bronze 2021 Clio Cannabis Award for brand design in the packaging category. The Clio Awards is an annual global award program recognizing innovation and creative excellence in advertising, design and communication. Clio Cannabis recognizes and elevates creative contributions from top design talent in the rapidly growing cannabis market.

With an established statewide infrastructure in California for manufacturing, distribution and sales, we are well-equipped to make progress with our go-forward focus on revenue generation. We are uniquely positioned to be a positive disruptive force in the wellness/lifestyle segment of the industry built on a growing body of proprietary IP, and we firmly believe that value-added brands are the future of the Cannabis industry. Over the long-term, we believe that cannabis, as a part of the wellness lifestyle, will become the largest segment in the burgeoning industry and we plan to be one of the leaders in this segment.

Results of Operations for the Years Ended December 31, 2021 and 2020

Revenues

We have generated $27,031 in revenues for the year ended December 31, 2021, as compared with no sales for the year ended December 31, 2020 on our current product line, and also no sales from the discontinued operations of our sold subsidiary, Textmunication, Inc., for the years ended December 31, 2021 and 2020, respectively. We have launched our first line of six Cordial products in California and we have started to generate revenues from the sale of these products.

We anticipate increased revenues on our six Cordials for the rest of 2022. We anticipate a rollout of new packaging configurations by early Q2 2022 for our Cordials; to include both a one-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. We also plan on launching additional Cordial formulations by Q2 2022 and a new line of edibles in mid-2022, which we anticipate will contribute to increasing our revenues. As we have just launched our products, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Operating Expenses

Our operating expenses were $2,534,577 for the year ended December 31, 2021, as compared with $1,813,958 for the year ended December 31, 2020.

The main drivers for the overall increase in operating expenses in 2021 was our focus on advertising to support our planned growth and non-cash items related to broker and employee equity compensation. We paid both cash fees and stock compensation to a broker on our Private Placement Memorandum in Q1.

Within the operating expenses, there were a variety of increases, the largest of which was an increase in non-cash management fees of $400,349 as a result of issuing stock in 2021 in settlement of accrued but unpaid management and employee salaries in 2020. We hope that to avoid these settlement expenses for 2022 and compensate employees with available cash on hand. However, if we are forced to defer salaries and settle with shares for employees this year, due to a lack of funds, we should expect our non-cash compensation expense in 2022 to resemble that of 2021.

In 2021 and 2020, we compensated a broker with combined share and cash compensation valued at $512,312 and $34,250, respectively for its services as placement agent. We expect to incur similar broker expenses as long as we are dependent on additional financing for our operations, and we expect that will be the case for the rest of 2022.

We spent $604,564 more on advertising in 2021 than in 2020. This money was used to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods. We believe our advertising efforts will pay dividends throughout 2022 as the awareness groundwork has been established to educate the market on our family of Cordial formulations.

Professional fees increased by $45,175 in 2021 compared with 2020. With more focus on operations, we have spent more on professional fees. We expect that professional fees will increase in 2022 as we continue to ramp up operations.

General and administrative expenses decreased by $520,409 in 2021 compared with 2020. This resulted from bringing several outside services in-house and not having to address outstanding debt liabilities from our previous spin-out of Textmunication Holdings, Inc. in 2020. We expect general and administrative expenses to remain fairly constant throughout 2022 due to internal changes we’ve implemented.

Other Income

We had other expenses of $2,346,362 for the year ended December 31, 2021 compared with other expenses of $143,113 for the year ended December 31, 2020. Our other expenses for the year ended December 31, 2021 was mainly attributable to a loss on revaluation of derivative liabilities.

Net Income/Loss

We had net loss of $4,873,056 for the year ended December 31, 2021, as compared with net loss of $1,941,274 for the year ended December 31, 2020. Our increased loss in 2021 is mainly from a lack of revenue, combined with increased advertising to support our growth and significant non-cash expenses related to broker and employee equity compensation. We believe that our increased marketing activity and compensating valuable employees and partners will pay off with increased brand exposure that we expect will generate more sales for the upcoming year.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $269,518, consisting of $12,913 in cash, $10,830 in advances to suppliers and $245,776 in Inventories. Our total current liabilities as of December 31, 2021 were $4,402,886. We had a working capital deficit of $4,133,368 as of December 31, 2021, compared with a working capital deficit of $996,439 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $2,792,687 in cash for the year ended December 31, 2021, compared with cash used of $1,381,003 for the year ended December 31, 2020. Our negative operating cash flow for the year ended December 31, 2021 was largely the result of our net loss, offset mainly by the loss on derivative liabilities. Our negative operating cash flow for the year ended December 31, 2020 was largely the result also of our net loss, offset mainly by share based compensation.

Cash Flows from Investing Activities

Investing activities used $36,047 in cash for the year ended December 31, 2021 while we used no cash on investing activities for the year ended December 31, 2020.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2021 amounted to $2,727,322 compared with cash flows provided by financing activities of $1,492,213 for the year ended December 31, 2020. Our positive cash flows for the year ended December 31, 2021 consisted of proceeds from issuance of common stock of $1,367,115, proceeds from Convertible notes payable of $1,865,000, offset by payments of notes payable of $504,793. Our positive cash flows for the year ended December 31, 2020 consisted of proceeds from issuance of common stock $1,011,113, proceeds from Convertible notes payable $850,100, offset by payments of notes payable of $369,000.

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

Going Concern

As of December 31, 2021, we have an accumulated deficit of $25,974,051. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Consolidated Balance Sheets as of December 31, 2021 and 2020;
F-2	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;
F-3	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-3	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-4	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and
F-5	Notes to Consolidated Financial Statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$12,913	$114,325
Receivables		-
Prepaid expenses and other current assets	10,830	54,599
Inventories	245,776	-
Total current assets	269,518	168,924
Fixed assets, net	31,337	-
Investment in equity method investee	100	100
TOTAL ASSETS	300,955	169,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	206,872	198,936
Due to related parties	45,000	187,500
Convertible notes payable, net of discount	1,865,000	504,793
Derivative liability	2,286,014	274,134
Settlement liability
Current liabilities of discontinued operations		-
Total current liabilities	4,402,886	1,165,363
Total liabilities	4,402,886	1,165,363
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 2,000,000 shares issued.
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.		-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively
Common stock; $0.0001 par value; 200,000,000 shares authorized; 45,046,637 and 29,769,627 shares issued and outstanding as of December 31, 2021 December 31, 2020, respectively.	4,504	2,976
Additional paid-in capital	21,867,416	20,101,480
Accumulated deficit	(25,974,051)	(21,100,995)
Total Stockholders’ deficit	(4,101,931)	(996,339)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$300,955	$169,024

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF OPERATION

	The Three Months Ended		The Twelve Months Ended
	December 31 2021	December 31 2020	December 31 2021	December 31 2020
REVENUES	$19,457	$-	$27,031	$-
COST OF REVENUES	6,844	-	19,148	-
Gross profit	12,613	-	7,883	-
Operating expenses
Advertising	176,702	475	611,914	7,350
General and administrative expenses	74,417	222,670	158,935	679,344
Legal and Professional fees	49,101	120,755	567,025	521,850
Officer Compensation	122,500	210,400	556,865	210,400
Salaries and Related	40,000	(185,400)	236,250	196,500
Sales Commission	-	-	-	-
Office Rent	1,369	(405)	3,239	-
Impairment of inhouse software	-	-	-	-
Non cash management fees	(866,949)	-	400,349	198,514
Total operating expenses	(402,860)	368,495	2,534,577	1,813,958
Loss from operations	415,473	(368,495)	(2,526,694)	(1,813,958)
Other Income (expense)
Other Income	-	-	690	-
Interest expense	(38,048)	(206)	(135,292)	(54,659)
Gain on change of derivative liability	1,156,717	592,769	(2,011,881)	(25,000)
Amortization of debt discount	-	(15,875)	(10,583)	(56,350)
Amortization of debt issuance costs	(61,771)	-	(247,085)	-
Gain (loss) on settlement of derivative liabilities	-	(7,175)	-	24,786
Legal settlement	-	(1)	-	(31,890)
Gain on settlement of notes payable	-	-	62,500	-
Depreciation expense	(4,711)		(4,711)
Total other expense	1,052,187	569,512	(2,346,362)	(143,113)
Income (loss) from investment in equity method investee	-	-	-	-
NET INCOME (LOSS) from continuing operations	1,467,659	201,017	(4,873,056)	(1,957,071)
NET INCOME (LOSS) from discontinued operations				15,797
NET INCOME (LOSS)	1,467,659	201,017	(4,873,056)	(1,941,274)

Basic weighted average common shares outstanding	31,085,610	25,455,550	31,085,610	25,455,550
Net Income (loss) per common share: basic and diluted	$0.02	$0.01	$(0.19)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional	Accumulated	Total Stockholders’
Balance, December 31, 2020	-	-	2,000,000	200	29,769,627	2,976	20,101,480	(21,100,995)	(996,339)
Issuance of common stock					11,633,260	1,163	1,721,338		1,722,501
Net Loss for the quarter								(1,058,462)	(1,058,462)
Balance, March 30, 2021	-	$-	2,000,000	$200	41,402,887	$4,139	$21,822,818	$(21,100,995)	$(332,300)
Net Loss for the quarter								(6,439,991)	(6,439,991)
Issuance of common stock					2,868,025	288	582,920		583,208
Balances June 30, 2021	-	$-	2,000,000	$200	44,270,912	$4,427	$22,405,738	$(27,540,986)	$(5,130,621)
Net Loss for the quarter								$99,274	$99,274
Non cash compensation					716,554	$72	$328,632		$328,704
Balances September 30, 2021	-	$-	-	$200	44,987,466	$4,499	$22,734,370	$(27,441,711)	$(4,702,642)
Net Loss for the quarter								$577,647	$577,647
Non cash compensation					59,171	$5	$23,059		$23,064
Balances December 31, 2021	-	$-	-	$200	45,046,637	$4,504	$22,757,429	$(26,864,064)	$(4,101,931)

	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance December 31, 2019	4,000,000	$400	2,000,000	$200	17,133,936	$1,715	$18,570,178	$(19,159,721)	$(587,228)
Net Loss for the quarter								(608,828)	(608,828)
Common stock issuance					2,571,778	255	275,440		275,696
Balance March 31, 2020	4,000,000	$400	2,000,000	$200	19,705,714	$1,970	$18,845,618	$(19,768,549)	$(920,360)
Net Loss for the quarter								$(1,182,083)	(1,182,083)
Non-Cash Compensation					2,495,129	250	249,265		249,515
Conversion of notes payable					750,000	75	74,925		75,000
Common stock issue					1,000,000	100	99,900		100,000
Balance June 30, 2020	4,000,000	400	2,000,000	200	23,950,843	2,395	19,269,708	(20,950,632)	(1,677,929)
Net Loss for the quarter								(351,380)	(351,380)
Common stock Issuance for Cash					2,903,333	290	389,710		390,000
Conversion of notes payable					900,000	90	89,910		90,000
Cancellation of shares held by Textmunication					(4,755,029)	(476)	(332,376)		(332,852)
Non cash compensation					1,335,279	134	93,336		93,470
Shares issues for legal settlement					455,555	46	31,842		31,888
Cancellation of preferred stock	-4000000	-400					400		-
Balance September 30, 2020	-	-	2,000,000	200	24,789,981	2,479	19,542,530	(21,302,012)	(1,756,803)
Net Gain for the quarter								$201,017	201,017
Non-Cash Compensation									-
Conversion of notes payable									-
Common stock issue					4,979,646	497	558,950		559,447
Balance December 30, 2020	-	-	2,000,000	200	29,769,627	2,976	20,101,480	(21,100,995)	(996,339)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For nine months ended September 30

	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$(4,873,056)	$(1,941,274)
Net loss from discontinued operations		15,797
Adjustments to reconcile		-
Amortization and depreciation	10,583	56,350
Impairment of investments	-	25,000
Loss on derivative liability	2,011,880	-
Non cash interest expense	16,142	54,659
Legal Settlement		31,980
Share professional fees	82,473	165,435
Share based compensation	400,349	342,984
Gain (Loss) on the settlement of debt	(62,500)	-
Gain on settlement of derivative liabilities		(24,786)
Changes in assets and liabilities		-
Receivables
Inventories	(245,777)
Prepaid expenses and other current assets	(10,830)
Advances to suppliers	(54,599)	54,599
Accounts payable and accrued expenses	7,936	(451,874)
Accumulated Depreciation	4,711
Due to Related party	(80,000)	187,500
Net cash used by operating activities	(2,792,687)	(1,483,630)
Net cash provided by (used in) operating activities of discontinued operations		102,627
	(2,792,687)	(1,381,003)
Cash Flows from investing activities
Purchase of fixed assets	(36,047)	-
Net cash used by investing activities	(36,047)	-
Cash Flows from Financing Activities
Proceeds from subscription	1,367,115	1,011,113
Proceeds from convertible notes (net)	1,865,000	850,100
Proceeds from notes payables
Payments on preferred stocks buy back
Payments on convertible notes payable	(504,793)	(369,000)
Net cash provided by financing activities	2,727,322	1,492,213
Net cash provided by financing activities of discontinued operations
	2,727,322	1,492,213
Net increase in cash	(101,412)	111,210
Cash, beginning of period	114,325	3,115
Cash, end of period	$12,913	$114,325

Supplemental disclosure of cash flow information
Cash paid for interest	$38,048	$(54,659)
Cash paid for tax	-	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$306,858	$10,000
Settlement of derivative liability	$-	$500,422

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(formerly TEXTMUNICATION HOLDINGS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2021 and 2020. We have summarized our most significant accounting policies.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2021, the Company has an accumulated deficit of $25,974,051. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. On December 31, 2021 and 2020 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2021, and 2020 there’s no allowance for doubtful accounts and bad debts.

Revenue Recognition

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$2,286,014	$2,286,014

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

Advertising Expenses

Advertising expenses are included in General and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $611,914 and $7,350 in advertising expenses for the years ended December 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2021, the Company completed the notes payable to a related party. On May 22, 2020, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Wais Asefi. Pursuant to the Separation Agreement, Mr. Asefi agreed to separate from all officer positions and as a director of the Company and to further accept the payment of $200,000 from the Company’s future fundraising as consideration of all debts outstanding under Mr. Asefi’s employment agreement with the Company. Mr. Asefi further agreed to cancel his 4,000,000 shares of Series A Preferred Stock and to transfer his 2,000,000 shares of Series C Preferred Stock to Geoffrey Selzer, the Company’s current CEO and Director. Mr. Asefi further released the Company of all claims.

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 and another payment on June 27, 2021 for $40,000. The final payment due on August 11, 2021 was for $25,000. The final payment was made on August 11, 2021 and settled this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement.

The outstanding balances as of December 31, 2021 and December 31, 2020 are $45,000 and $187,500 respectively.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Convertible notes face value	$1,865,000	$517,544
Less: Discounts	-	(12,751)
Less: Debt issuance cost
Net convertible notes	$1,865,000	$504,793

The convertible notes as of December 31, 2021 are 8% Unsecured Convertible Promissory Notes from various accredited investors issued from January 1, 2021 to March 31, 2021 from the Company’s Reg D 506(c) private placement. All notes have a mandatory conversion into equity on the maturity date, which is January 2, 2022, or at a Qualified Financing (QF) of $5,000,000, whichever occurs first. The maturity date conversion pricing is the lesser of $.10 or 75% of the VWAP with a 20-day lookback. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate QF offering.

On December 28, 2021, some of the accredited investors (“Investors”) offered to extend the maturity date on the Notes to July 3, 2022 (the “Extension Period”). The interest shall accrue during the Extension Period at the rate of the Note pre default, and all other provisions in the Note shall remain in full force and effect, except for the amended terms listed below.

Under the Note amendment, all principal together with accrued and unpaid interest, will be automatically converted into shares of Common Stock at $.10, but Investors will no longer have the option of the lesser of $0.10 and 75% of the volume weighted average closing price of the Common Stock for the prior 20 trading day period. In exchange for the Extension Period, the Company shall add $2,500 for every $25,000 in principal on the Note and the entire amount of principal and accrued interest shall be due at the end of the Extension Period.

As of December 31, 2021 and 2020 accrued interest payable on notes payable were $134,758.63 and $54,659 respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $3,239 and $740 for the years ended December 31, 2021 and 2020, respectively.

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

NOTE 6 – INCOME TAXES

For the year ended December 31, 2021, the cumulative net operating loss carry-forward from continuing operations is approximately $26,837,896 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2021 and 2020:

Deferred tax attributable to:	2021	2020
Net Operating loss carry over	3,413,282	3,017,656
Valuation allowance	3,413,282	3,017,656
Net deferred tax assets	-	-

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

On May 22, 2020, 4,000,000 outstanding shares of Series A Preferred Stock were returned to the Company’s transfer agent and cancelled,

There were 2,000,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2021. There are no other series of preferred stock outstanding as of December 31, 2021.

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

During the year ended December 31, 2018, the Company issued 1,380,933 shares of common stock with a fair value of $354,010 for the conversion of convertible notes payable. The converted portion of the notes also had associated derivative liabilities with fair values on the date of conversion of 866,361. The conversion of the derivative liabilities has been recorded through additional paid-in capital

During the first quarter of 2019 the company issued a total of 6,685,000 shares to employees and vendors for compensation and services rendered. The fair market value of the share issues accounted as expenses as follows:

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

During the year ended December 31, 2021 the company issued a total of 3,427,990 shares of common stock to management and vendors for compensation and services rendered. The fair market value of the share issues accounted as expenses as follows:

Professional Fees	$201,619
Payment to obtain loan	408,674
Payment to management staff	166,309
776,603

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

NOTE 9 – SUBSEQUENT EVENTS

On January 28, 2022, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with two accredited investors, pursuant to which we issued and sold to the investors two convertible promissory notes, dated January 28, 20022, each in the principal amount of $275,000 for an aggregate principal amount of $550,000. We received $500,000 from the Notes after applying the original issue discount to the Notes.

The Purchase Agreements allow for additional notes to be issued to investors up to $750,000. On February 4, 2022, we issued and sold to two accredited investors (the “Investors”) convertible promissory notes in the principal amount of $55,000 (the “Note”) under a Securities Purchase Agreement of the same date. We received $150,000 from the Notes after applying the original issue discount to the Notes.

On March 3, 2022, we issued and sold to an accredited investor a convertible promissory note the principal amount of $55,000 (the “Note”) under a Securities Purchase Agreement of the same date. We received $50,000 from the Note after applying the original issue discount to the Note.

The maturity date for repayment of the Notes is nine months from issuance and the Notes bear interest at 10% per annum. We may prepay the Notes provided that we shall make payment to the investors of an amount in cash equal to the sum of: the then outstanding principal amount of this Notes, plus interest on the unpaid principal amount of the Notes, plus any Default Interest on the amounts, plus any amounts owed to the Investor pursuant to the Purchase Agreement.

All principal and accrued interest on the Notes are convertible into shares of our common stock. The conversion price shall equal a fixed price of $0.15 per share or, at the option of the Investor in the event that we fail to complete a Qualified Offering before the five (5) month anniversary of the issue date, the Registration Conversion Price. The “Registration Conversion Price” shall mean 75% multiplied by the volume weighted average of the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Investors shall be entitled to add to the principal amount of the Note $750.00 for each conversion to cover investor’s deposit fees associated with each Notice of Conversion. “Qualified Offering” means any offer and sale by us of an original issuance of equity securities, comprised of either Common Stock or preferred stock of the Company, in a single transaction to investors pursuant to which at least an aggregate of $2,000,000.00 gross proceeds are received by the Company.

In the event that by the five (5) month anniversary of the issue date a Qualified Offering (as defined above) has not occurred, then we shall file with the SEC a registration statement on Form S-1 covering the resale of the maximum number of Registrable Securities, defined as the Commitment Shares, Conversion Shares and Warrant Shares.

In connection with the investment, we issued Commitment Shares to the investor in the amount of 60,000 shares and we also issued a warrant (the “Warrant”) to the Investor to purchase 62,500 shares of our common stock at an exercise price of $0.40 per share. In the event that there is no effective registration statement five months from the issue date registering the shares underlying the Warrant, then the Investors may exercise the Warrant using a cashless feature.

The Securities Purchase Agreement contain a most favored nation provision that allows the Investor to claim any lower price from any future securities six months after this closing and a blocker on issuing variable rate investments.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Geoffrey Selzer	65	Chairman and CEO
Pamela Kerwin	73	Chief Operating Officer
David Thielen	58	Chief Investment Officer and Director

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

For the fiscal year ending December 31, 2021, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2021 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2021.

Code of Ethics

As of December 31, 2021, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Wais Asefi	2021	$0					0
Former President, Chairman, CEO and Director	2020	$92,250					92,250

Nick Miniello	2021	$0					0
Former VP of Sales	2020	$70,350					70,350

Geoffrey Selzer	2021	$180,000
CEO and Director	2020	$104,400					104,400

David Thielen	2021	$120,000
CIO and Director	2020	$55,000					55,000

Pam Kerwin	2021	$120,000
Chief Operating Officer	2020	$55,000					55,000

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2021.

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
Pam Kerwin
Geoffrey Selzer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 14, 2022, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 26565 Agoura Road, Suite 200 Calabasas, CA 91302.

	Common Stock		Series C Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Geoffrey Selzer	1,406,112	2.9%	2,000,000	100%
David Thielen	1,765,667	3.7%	-	-
Pam Kerwin	880,895	1.8%	-	-
All Directors and Executive Officers as a Group (3 persons)	4,043,674	8.48%	2,000,000	100%
5% Holders
Richard Hoge	5,198,640	10.90%

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	The percent of class is based on 47,796,859 shares of common stock outstanding and 2,000,000 shares of Series C Preferred Stock outstanding as of April 14, 2022.

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 and another payment on June 27, 2021 for $40,000. The final payment was made on August 11, 2021 for $25,000. The final payment on August 11, 2021 settled this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement. As of December 31, 2021, the Company made all of its required payments to Mr. Asefi.

The outstanding balances as of December 31, 2021 and December 31, 2020 are $45,000 and $187,500 respectively.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Boyle CPA, LLC

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$18,000	$-	$-	$-
2021	$20,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(1)
2.2	Membership Interest Purchase Agreement(2)
2.3	Membership Interest Purchase Agreement(2)
2.4	Agreement of Conveyance(2)
2.5	Letter of Intent(11)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change(3)
3.3	Certificate of Amendment(4)
3.4	Amendment to Certificate of Designation for Series C Preferred Stock(5)
3.5	Certificate of Designation for Series E Preferred Stock(7)
3.6	Certificate of Amendment(8)
3.7	Bylaws, as amended(3)
4.1	Secured Convertible Promissory Note(6)
4.2	8% Unsecured Convertible Promissory Note(10)
4.3	Warrant(10)
4.4	Warrant(10)
4.5	Convertible Promissory Note(12)
4.6	Convertible Promissory Note(12)
4.7	Common Stock Purchase Warrant(12)
4.8	Common Stock Purchase Warrant(12)
4.9	Convertible Promissory Note(13)
4.10	Convertible Promissory Note(13)
4.11	Common Stock Purchase Warrant(13)
4.12	Common Stock Purchase Warrant(13)
4.13	Convertible Promissory Note(14)
4.14	Common Stock Purchase Warrant(14)
10.1	Separation Agreement and Release(1)
10.2	Voting Agreement(1)
10.3	Employment Agreement(2)
10.4	Employment Agreement(2)
10.5	Securities Purchase Agreement(6)
10.6	Addendum to Securities Purchase Agreement(9)
10.7	Securities Purchase Agreement(12)
10.7	Securities Purchase Agreement(12)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1]	Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2020.
[2]	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2019.
[3]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.
[4]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 23, 2020.
[5]	Incorporated by reference to the Current Report on Form 8-K filed on May 21, 2019.
[6]	Incorporated by reference to the Current Report on Form 8-K filed on July 23, 2020.
[7]	Incorporated by reference to the Current Report on Form 8-K filed on August 10, 2020.
[8]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2020.
[9]	Incorporated by reference to the Current Report on Form 8-K filed on September 21, 2020.
[10]	Incorporated by reference to the Current Report on Form 8-K filed on March 18, 2021.
[11]	Incorporated by reference to the Current Report on Form 8-K filed on September 13, 2021.
[12]	Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2022.
[13]	Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2022.
[14]	Incorporated by reference to the Current Report on Form 8-K filed on March 8, 2022.

Item 16. Form 10-K Summary

None.

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

April 15, 2022

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

April 15, 2022

By:	/s/ David Thielen
David
Chief Investment Officer and Director

April 15, 2022

