Form 10-K/A
period 2021-12-31
Resonate Blends, Inc.
filed 2022-04-18
CIK 897078

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

Explanatory Note

This Amendment No.1 to the Annual Report on Form 10-K of Resonate Blends, Inc. for the fiscal year ended December 31, 2021 (the “2021 10-K”) is being filed solely to correct the amount for non-cash management fees.

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

Based in Calabasas, California, Resonate Blends is a cannabis holding company centered on value-added holistic Wellness and Lifestyle brands. The Company’s strategy is to ignite future growth by building a purpose-driven portfolio of innovative, trusted national brands, emerging brands, research organizations, and a variety of retail channels. The Company’s focus is finding mutual value between product and consumer by optimizing quality, supply chain resources and financial performance. The Company offers a family of premium cannabis-based products of consistent quality based on unique formations calibrated to Resonate Blends effects system in what the Company believes is the industry gold standard in user experience.

Resonate believes the greatest long-term value creation in the cannabis industry will be in the establishment of high quality and consistent consumer brands. Resonate hopes to become a national leader through its vision in creating a family of brands designed specifically to deliver reliable, effective and beneficial experiences.

Resonate is committed to helping people live the life they love, but they do not make the medicinal vs. recreational distinction. This is a temporary legal separation in some states that should soon cease to exist. The Company believes in wellness for the whole person, especially people with pain, insomnia or anxiety who also want to enjoy friends, concerts and have satisfying intimate experiences. Resonate is designing experiences which should improve all areas of ones’ life.

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

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and were launched to the retail channel in late Q2 of 2021. The company is offering six unique formulations and expects to have additional blends by Q1 2022. The Cordials were awarded the Golden Leaf Award as “Best New Brand of 2021” at the “Luxury Meets Cannabis Conference” held in New York City in December. Resonate also won a Cannabis Clio Award for “Brand Design” also in December.

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

Multi-state expansion through licensing arrangements with the Cordials is also being planned. Several retailers in multiple states have reached out to Resonate requesting the Cordials to be stocked in their dispensaries. The Company is currently evaluating where and when to open potential new states outside of California.

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

The Company believes the greatest long-term value creation in the Cannabis industry will be in the establishment of high-quality valued-added consumer brands that deliver the expected experience. As cultivation, supplies and services become quickly commoditized, value-added brands represent the best opportunity for Resonate and its shareholders to support and benefit from the growth expected in the Cannabis industry. It is therefore critical for Resonate to protect its methods, formulations and packaging.

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

There is no product in the marketplace exactly like Koan products at this time. Other companies offer tinctures (which are concentrated herbal extracts made by soaking the bark, berries, leaves (dried or fresh), or roots from one or more plants in alcohol or vinegar), tea, salves, patches and cosmetics and vapes, and some of them provide effects which may be similar to those the Koan products will provide, but none are equal to Koan with respect to quality, efficacy, consistency and scope. Koan products are water soluble and can be enjoyed privately or poured in beverages and shared socially. Resonate believes the total experience offered by Koan products cannot be found elsewhere in the industry.

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

Our products are built around the idea of “Mastering the Art of Experience”, reflecting our focus on innovation – however we are also committed on building a solid foundation of distribution, communication, and education, as we work to normalize cannabis as part of a healthy and engaged lifestyle. We are finding the education of cannabis, as it relates to wellness, and the benefits and uses of our six unique blends of Cordials to be the most effective drivers of our outreach – once consumers understand the uses and benefits, the acceptance is locked in.

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

We anticipate increased revenues on our six Cordials for the rest of 2022. We anticipate a rollout of new packaging configurations by early Q2 2022 for our Cordials; to include both a one-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. We also plan on launching additional Cordial formulations by Q2 2022, which we hope will contribute to increasing our revenues. As we have just launched our products, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Operating Expenses

Our operating expenses were $3,424,590 for the year ended December 31, 2021, as compared with $1,813,958 for the year ended December 31, 2020.

The main drivers for the overall increase in operating expenses in 2021 was our focus on advertising to support our planned growth and non-cash items related to broker and employee equity compensation. We paid both cash fees and stock compensation to a broker on our Private Placement Memorandum in Q1.

Within the operating expenses, there were a variety of increases, the largest of which was an increase in non-cash management fees of $1,290,362 as a result of issuing stock in 2021 in settlement of accrued but unpaid management and employee salaries from 2020 - plus vendor payment settlements. We hope that to avoid these settlement expenses for 2022 and compensate employees and vendors with available cash on hand. However, if we are forced to defer salaries and settle with shares for employees this year, due to a lack of funds, we should expect our non-cash compensation expense in 2022 to resemble that of 2021.

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

We expect that our operating expenses will increase in 2022 over 2021 as we roll out new products along with our existing products, and the increased expenses associated with operations.

Other Income

We had other expenses of $2,346,362 for the year ended December 31, 2021 compared with other expenses of $143,113 for the year ended December 31, 2020. Our other expenses for the year ended December 31, 2021 was mainly attributable to a loss on revaluation of derivative liabilities.

Net Income/Loss

We had net loss of $5,763,069 for the year ended December 31, 2021, as compared with net loss of $1,941,274 for the year ended December 31, 2020. Our increased loss in 2021 is mainly from a lack of revenue, combined with increased advertising to support our growth and significant non-cash expenses related to broker and employee equity compensation. We believe that our increased marketing activity and compensating valuable employees and partners will pay off with increased brand exposure that we expect will generate more sales for the upcoming year.

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

Going Concern

As of December 31, 2021, we have an accumulated deficit of $26,864,064. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-3	Consolidated Balance Sheets as of December 31, 2021 and 2020;
F-4	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Resonate Blends, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resonate Blends, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

331 Newman Springs Road
Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Notes 2 and 4 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $2,286,014 at December 31, 2021.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Red Bank, NJ

April 15, 2021

(PCAOB ID: 6285)

RESONATE BLENDS, INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$12,913	$114,325
Receivables		-
Prepaid expenses and other current assets	10,830	54,599
Inventories	245,776	-
Total current assets	269,519	168,924
Fixed assets, net	31,337	-
Investment in equity method investee	100	100
TOTAL ASSETS	$300,955	$169,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$206,872	$198,936
Due to related parties	45,000	187,500
Convertible notes payable, net of discount	1,865,000	504,793
Derivative liability	2,286,014	274,134
Total current liabilities	4,402,886	1,165,363
Total liabilities	4,402,886	1,165,363
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 2,000,000 shares issued.
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.		-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively
Common stock; $0.0001 par value; 200,000,000 shares authorized; 45,046,637 and 29,769,627 shares issued and outstanding as of December 31, 2021 December 31, 2020, respectively.	4,504	2,976
Additional paid-in capital	22,757,429	20,101,480
Accumulated deficit	(26,864,064)	(21,100,995)
Total Stockholders’ deficit	(4,101,931)	(996,339)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$300,955	$169,024

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	The Three Months Ended		The Year Ended
	December 31 2021	December 31 2020	December 31 2021	December 31 2020
REVENUES	$19,457	$-	$27,031	$-
COST OF REVENUES	6,844	-	19,148	-
Gross profit	12,613	-	7,883	-
Operating expenses
Advertising	176,702	475	611,914	7,350
General and administrative expenses	74,417	222,670	158,935	679,344
Legal and Professional fees	49,101	120,755	567,025	521,850
Officer Compensation	122,500	210,400	556,865	210,400
Salaries and Related	40,000	(185,400)	236,250	196,500
Sales Commission	-	-	-	-
Office Rent	1,369	(405)	3,239	-
Non cash management fees	(23,065)	-	1,290,362	198,514
Total operating expenses	441,025	368,495	3,424,590	1,813,958
Loss from operations	(428,412)	(368,495)	(3,416,707)	(1,813,958)
Other Income (expense)
Other Income	-	-	690	-
Interest expense	(38,048)	(206)	(135,292)	(54,659)
Loss on change of derivative liability	1,156,717	592,769	(2,011,881)	(25,000)
Amortization of debt discount	-	(15,875)	(10,583)	(56,350)
Amortization of debt issuance costs	(61,771)	-	(247,085)	-
Gain (loss) on settlement of derivative liabilities	-	(7,175)	-	24,786
Legal settlement	-	(1)	-	(31,890)
Gain on settlement of notes payable	-	-	62,500	-
Depreciation expense	(4,711)		(4,711)
Total other expense	1,052,187	569,512	(2,346,362)	(143,113)
INCOME (LOSS) from continuing operations	623,775	201,017	(5,763,069)	(1,957,071)
INCOME (LOSS) from discontinued operations				15,797
NET LOSS	623,775	201,017	(5,763,069)	(1,941,274)

Basic weighted average common shares outstanding	31,085,610	25,455,550	31,085,610	25,455,550
Net Income (loss) per common share: basic and diluted	$0.02	$0.01	$(0.19)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional	Accumulated	Total Stockholders’
Balance, December 31, 2020	-	-	2,000,000	200	29,769,627	2,976	20,101,480	(21,100,995)	(996,339)
Issuance of common stock in private placement					9,341,702	934	1,374,889		1,375,823
Debt converted to common stock					362,426	36	160,676		160,712
Shares issued for services					5,447,882	545	1,107,897		1,108,442
Exercise of warrant					125,000	13	12,487		12,500
Net Loss								(5,763,069)	(5,763,069)
Balances December 31, 2021	-	$-	-	$200	45,046,637	$4,504	$22,757,429	$(26,864,064)	$(4,101,931)

	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance December 31, 2019	4,000,000	$400	2,000,000	$200	17,133,936	$1,713	$18,570,178	$(19,159,721)	$(587,230)
Common stock issuance					9,058,333	906	1,010,207		1,011,113
Common stock issuance for services					2,396,428	239	165,196		165,435
Stock issuance to settle notes payable					1,650,000	165	313,832		313,197
Cancellation of shares held by Textmunication					(4,755,029)	(476)	(332,376)		(332,852)
Shares issues for legal settlement					455,555	46	31,842		31,888
Cancellation of preferred stock	(4,000000)	(400)					400		-
Net loss								(1,941,274)	(1,941,274)
Balance December 30, 2020	-	-	2,000,000	200	29,769,627	2,976	20,101,480	(21,100,995)	(996,339)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$(5,763,069)	$(1,941,274)
Net loss from discontinued operations		15,797
Adjustments to reconcile		-
Discount amortization	10,583	56,350
Impairment of investments	-	25,000
Amortization and depreciation	4,711	-
Loss on derivative liability	2,011,880	-
Non cash interest expense	16,142	54,659
Legal Settlement		31,980
Share professional fees	-	165,435
Share based compensation	1,108,987	342,984
Gain (Loss) on the settlement of debt	(62,500)	-
Gain on settlement of derivative liabilities		(24,786)
Changes in operating assets and liabilities		-
Inventories	(245,777)
Prepaid expenses and other current assets	(10,830)
Advances to suppliers	(54,599)	54,599
Accounts payable and accrued expenses	7,936	(451,874)
Due to Related party	(80,000)	187,500
Net cash used by operating activities	(2,947,337)	(1,483,630)
Net cash provided by (used in) operating activities of discontinued operations		102,627
	(2,947,337)	(1,381,003)
Cash Flows from investing activities
Purchase of fixed assets	(36,047)	-
Net cash used by investing activities	(36,047)	-
Cash Flows from Financing Activities
Proceeds from subscription	1,375,823	1,011,113
Proceeds from convertible notes (net)	1,865,000	850,100
Proceeds from warrant exercise	12,500
Payments on convertible notes payable	(371,351)	(369,000)
Net cash provided by financing activities	2,881,972	1,492,213
Net cash provided by financing activities of discontinued operations
	2,881,972	1,492,213
Net increase in cash	(101,412)	111,210
Cash, beginning of period	114,325	3,115
Cash, end of period	$12,913	$114,325

Supplemental disclosure of cash flow information
Cash paid for interest	$38,048	$(54,659)
Cash paid for tax	-	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$306,858	$10,000
Settlement of derivative liability	$-	$500,422

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2021, the Company has an accumulated deficit of $26,864,064. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

As of December 31, 2021 and 2020 accrued interest payable on notes payable were $134,759 and $54,659 respectively.

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

During the year ended December 31, 2021 the company issued a total of 3,427,990 shares of common stock to management and vendors for compensation and services rendered. The fair market value of the share issues accounted as expenses as follows:

Professional Fees	$700,144
Payment to obtain loan	408,674
Payment to management staff	591,130
1,699,947

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

April 18, 2022

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

April 18, 2022

By:	/s/ David Thielen
David
Chief Investment Officer and Director

April 18, 2022

