Form 10-K/A
period 2021-12-31
Resonate Blends, Inc.
filed 2022-04-19
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No.2 to the Annual Report on Form 10-K of Resonate Blends, Inc. for the fiscal year ended December 31, 2021 (the “2021 10-K”) is being filed to replace, in its entirety, the Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”.) Amendment No. 1 was the incorrect version of the Company’s 10K, which was filed due to a clerical error.

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

Resonate is committed to helping people live the life they love, but they do not make the medicinal vs. recreational distinction. This is a temporary legal separation in some states that should soon cease to exist. The Company believes in wellness for the whole person, especially people with insomnia, pain or anxiety who also want to enjoy friends, concerts and have satisfying intimate experiences. Resonate is designing experiences which should improve all areas of ones’ life.

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

We anticipate increased revenues on our six Cordials for the rest of 2022. We anticipate a rollout of new packaging configurations by early Q2 2022 for our Cordials; to include both a one-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. We also plan on launching additional Cordial formulations by Q2 2022 and a new line of edibles in mid-2022, which we hope will contribute to increasing our revenues. As we have just launched our products, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Operating Expenses

Our operating expenses were $2,539,288 for the year ended December 31, 2021, as compared with $1,813,958 for the year ended December 31, 2020.

The main drivers for the overall increase in operating expenses in 2021 was our focus on advertising to support our planned growth and non-cash items related to broker and employee equity compensation. We paid both cash fees and stock compensation to a broker on our Private Placement Memorandum in Q1.

Within the operating expenses, there were a variety of increases, the largest of which was an increase in non-cash management fees of $400,349 as a result of issuing stock in 2021 in settlement of accrued but unpaid management and employee salaries from 2020 – plus vendor payment settlements. We hope to avoid these settlement expenses for 2022 and compensate employees and vendors with available cash on hand. However, if we are forced to defer salaries and settle with shares for employees this year, due to a lack of funds, we should expect our non-cash compensation expense in 2022 to resemble that of 2021.

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

Other Income

We had other expenses of $2,341,651 for the year ended December 31, 2021 compared with other expenses of $143,113 for the year ended December 31, 2020. Our other expenses for the year ended December 31, 2021 was mainly attributable to a loss on revaluation of derivative liabilities.

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

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $269,519, consisting of $12,913 in cash, $10,830 in advances to suppliers and $245,776 in Inventories. Our total current liabilities as of December 31, 2021 were $4,402,887. We had a working capital deficit of $4,133,368 as of December 31, 2021, compared with a working capital deficit of $996,439 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $2,782,102 in cash for the year ended December 31, 2021, compared with cash used of $1,381,003 for the year ended December 31, 2020. Our negative operating cash flow for the year ended December 31, 2021 was largely the result of our net loss, offset mainly by the loss on derivative liabilities. Our negative operating cash flow for the year ended December 31, 2020 was largely the result also of our net loss, offset mainly by share based compensation.

Cash Flows from Investing Activities

Investing activities used $36,048 in cash for the year ended December 31, 2021 while we used no cash on investing activities for the year ended December 31, 2020.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2021 amounted to $2,716,738 compared with cash flows provided by financing activities of $1,492,213 for the year ended December 31, 2020. Our positive cash flows for the year ended December 31, 2021 consisted of proceeds from issuance of common stock of $1,367,115, proceeds from Convertible notes payable of $1,865,000, offset by payments of notes payable of $515,377. Our positive cash flows for the year ended December 31, 2020 consisted of proceeds from issuance of common stock $1,011,113, proceeds from Convertible notes payable $850,100, offset by payments of notes payable of $369,000.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Red Bank, NJ

April 19, 2022

(PCAOB ID: 6285)

331 Newman Springs Road
Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$12,913	$114,325
Receivables		-
Prepaid expenses and other current assets	10,830	54,599
Inventories	245,776	-
Total current assets	269,519	168,924
Fixed assets, net	31,337	-
Investment in equity method investee	100	100
TOTAL ASSETS	300,956	169,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	206,873	198,936
Due to related parties	45,000	187,500
Convertible notes payable, net of discount	1,865,000	504,793
Derivative liability	2,286,014	274,134
Settlement liability
Current liabilities of discontinued operations		-
Total current liabilities	4,402,887	1,165,363
Total liabilities	4,402,887	1,165,363
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 2,000,000 shares issued.
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.		-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively
Common stock; $0.0001 par value; 200,000,000 shares authorized; 45,046,637 and 29,769,627 shares issued and outstanding as of December 31, 2021 December 31, 2020, respectively.	4,504	2,976
Additional paid-in capital	21,867,416	20,101,480
Accumulated deficit	(25,974,051)	(21,100,995)
Total Stockholders’ deficit	(4,101,931)	(996,339)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$300,956	$169,024

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF OPERATION

	The Year Ended
	December 31 2021	December 31 2020
REVENUES	$27,031	$-
COST OF REVENUES	19,148	-
Gross profit	7,883	-
Operating expenses
Advertising	611,914	7,350
General and administrative expenses	158,935	679,344
Legal and Professional fees	567,025	521,850
Officer Compensation	556,865	210,400
Salaries and Related	236,250	196,500
Sales Commission	-	-
Office Rent	3,239	-
Depreciation	4,711	-
Non cash management fees	400,349	198,514
Total operating expenses	2,539,288	1,813,958
Loss from operations	(2,531,405)	(1,813,958)
Other Income (expense)
Other Income	690	-
Interest expense	(135,292)	(54,659)
Gain on change of derivative liability	(2,011,881)	(25,000)
Amortization of debt discount	(10,583)	(56,350)
Amortization of debt issuance costs	(247,085)	-
Gain (loss) on settlement of derivative liabilities	-	24,786
Legal settlement	-	(31,890)
Gain on settlement of notes payable	62,500	-
Total other expense	(2,341,651)	(143,113)
Income (loss) from investment in equity method investee	-	-
INCOME (LOSS) from continuing operations	(4,873,056)	(1,957,071)
INCOME (LOSS) from discontinued operations		15,797
NET INCOME (LOSS)	(4,873,056)	(1,941,274)

Basic weighted average common shares outstanding	31,085,610	25,455,550
Net Income (loss) per common share: basic and diluted	$(0.19)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional	Accumulated	Total Stockholders’
Balance, December 31, 2020	-	-	2,000,000	200	29,769,627	2,976	20,101,480	(21,100,995)	(996,339)
Issuance of common stock in private placement	-	-	-	-	8,570,834	857	1,280,092	-	1,280,949
Issuance of common stock for debt conversions	-	-	-	-	2,828,186	283	73,383	-	73,666
Non cash compensation					3,752,990	375	399,974	-	400,349
Exercise of warrant					125,000	13	12,487		12,500
Net loss								(4,873,056)	(4,873,056)
Balances December 31, 2021	-	$-	-	$200	45,046,637	$4,504	$21,867,416	$(25,974,051)	$(4,101,931)

	Preferred stock- Series A		Preferred stock - Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	4,000,000	$400	2,000,000	200	17,133,932	$1,713	$18,570,178	$(19,159,721)	$(587,230)
Common Stock Issuance					9,058,333	906	1,010,207		1,011,113
Common stock issuance for service					2,396,428	239	165,196		165,435
Stocks issuance to settle notes payable					1,650,000	165	313,832		313,197
Non-cash compensation					3,830,408	383	342,601		342,984
Cancellation of shares held by Textmunication Inc.					(4,755,029)	(476)	(332,376)		(332,852)
Shares issued for legal settlement					455,555	46	31,842		31,888
Cancellation of preferred stocks	(4,000,000)	(400)					400		-
Net Loss								(1,941,274)	(1,941,274)
Balance, December 31, 2020	-	$-	2,000,000	200	29,769,627	$2,976	$20,101,480	$(21,100,995)	$(996,339)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$(4,873,056)	$(1,941,274)
Net loss from discontinued operations		15,797
Adjustments to reconcile		-
Discount amortization	10,583	56,350
Impairment of investments	-	25,000
Loss on derivative liability	2,011,881	-
Non cash interest expense	16,142	54,659
Legal Settlement	-	31,980
Share professional fees	-	165,435
Share based compensation	400,349	342,984
Gain (Loss) on the settlement of debt	(62,500)	-
Gain on settlement of derivative liabilities		(24,786)
Depreciation expense	4,711	-
Changes in operating assets and liabilities		-
Receivables
Inventories	(191,177)
Prepaid expenses and other current assets	(10,830)
Advances to suppliers	-	54,599
Accounts payable and accrued expenses	(8,205)	(451,874)
Due to Related party	(80,000)	187,500
Net cash used by operating activities	(2,782,102)	(1,483,630)
Net cash provided by (used in) operating activities of discontinued operations		102,627
	(2,782,102)	(1,381,003)
Cash Flows from investing activities
Purchase of fixed assets	(36,048)	-
Net cash used by investing activities	(36,048)	-
Cash Flows from Financing Activities
Proceeds from subscription	1,367,115	1,011,113
Proceeds from convertible notes (net)	1,865,000	850,100
Proceeds from notes payables
Payments on preferred stocks buy back
Payments on convertible notes payable	(515,377)	(369,000)
Net cash provided by financing activities	2,716,738	1,492,213
Net cash provided by financing activities of discontinued operations
	2,716,738	1,492,213
Net increase (decrease) in cash	(101,412)	111,210
Cash, beginning of period	114,325	3,115
Cash, end of period	$12,913	$114,325

Supplemental disclosure of cash flow information
Cash paid for interest	$38,048	$(54,659)
Cash paid for tax	-	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$306,858	$10,000
Settlement of derivative liability	$-	$500,422

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

2020
Revenues	$477,734

Cost of revenues	101,347
Operating expenses	468,815
570,162

Loss from operations of discontinued operation	(92,428)
Gain on disposal of discontinued operations	108,206
Gain (loss) from discontinued operations	$15,778

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

April 19, 2022

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

April 19, 2022

By:	/s/ David Thielen
David
Chief Investment Officer and Director

April 19, 2022

