Form 10-Q
period 2022-03-31
Resonate Blends, Inc.
filed 2022-05-20
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,796,859 common shares as of May 13, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the period ended March 31, 2022 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

RESONATE BLENDS, INC.

Consolidated Balance Sheets

As of March 31, 2022 (unaudited) and December 31, 2021

	March 31,2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$184,527	$12,913
Advances to Suppliers	23,781	10,830
Inventories	269,307	245,776
Total current assets	477,615	269,519
Fixed assets, net	28,333	31,337
Investment in equity method investee	100	100
TOTAL ASSETS	506,048	300,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	250,192	206,873
Due to related parties	50,000	45,000
Convertible notes payable, net of discount	2,365,000	1,865,000
Derivative liability	1,119,175	2,286,014
Settlement liability		-
Current liabilities of discontinued operations	-	-
Total current liabilities	3,784,367	4,402,887
Total liabilities	3,784,367	4,402,887
Stockholders’ deficit
Preferred stock, 5,933,333 shares authorized, $0.0001 par value, 0 shares issued.
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.		-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively
Common stock; $0.0001 par value; 100,000,000 shares authorized; 47,796,859 and 45,046,637 shares issued and outstanding as of March 31, 2022 December 31, 2021 , respectively.	4,779	4,504
Stock subscription receivable	(261,059)	-
Additional paid-in capital	22,461,772	21,867,416
Accumulated deficit	(25,484,011)	(25,974,051)
Total Stockholders’ deficit	(3,278,319)	(4,101,931)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$506,048	$300,956

RESONATE BLENDS, INC.

Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(unaudited)

	Three Months Ended
	March 31 2022	March 31 2021
REVENUES	$27,652	$-
COST OF REVENUES	12,857	-
Gross profit	14,795	-
Operating expenses
Advertising	165,471	53,375
General and administrative expenses	23,347	134,498
Legal and Professional fees	25,675	330,599
Officer Compensation	235,000	133,750
Salaries and Related	-	125,000
Depreciation and amortization	3,004	-
Office Rent	1,165	790
Impairment of inhouse software	-	-
Non cash management fees	201,957	-
Total operating expenses	655,619	778,012
Loss from operations	(640,824)	(778,012)
Other Income (expense)
Other Income	-	312
Interest expense	(22,457)	(21,530)
Loss on change of derivative liability	1,166,839	(248,649)
Amortization of debt discount	-	(10,583)
Amortization of issuance cost	(31,795)	-
Gain (loss) on settlement of derivative liabilities	-	-
Legal settlement	-	-
Gain on settlement of notes payable	18,277	-
Total other Income (expense)	1,130,864	(280,450)
Income (loss) from investment in equity method investee	-	-
NET INCOME (LOSS) from continuing operations	490,040	(1,058,462)
NET INCOME (LOSS) from discontinued operations		-
NET INCOME (LOSS)	490,040	(1,058,462)

Basic weighted average common shares outstanding	47,796,859	31,085,610
Net Income (loss) per common share: basic and diluted	$0.01	$(0.03)

RESONATE BLENDS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the period ended March 31, 2022

(unaudited)

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2021	-	-	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$(25,974,051)	$(4,101,931)
Stock issuance in private placement					1,065,556	107	260,952	(261,059)	-	-
Stock issuance for debt conversion					780,000	78	131,447	-	-	131,525
Stock issuance for services					904,666	90	201,957	-	-	202,048
Net income for the quarter		-		-		-			490,040	490,040
Balances March 31, 2022	-	-	2,000,000	$200	47,796,859	$4,779	$22,461,772	$(261,059)	$(25,484,011)	$(3,278,319)

As of March 31, 2021
Balance December 31, 2020	-	-	2,000,000	$200	29,769,627	$2,976	$20,101,480	$-	$(21,100,995)	$(996,339)
Common stock issuance					11,633,260	1,163	1,721,338	-		1,722,501
Net income for the quarter		-		-		-		-	(1,058,462)	(1,058,462)
Balance March 31, 2021	-	-	2,000,000	$200	41,402,887	$4,139	$21,822,818	$-	$(22,159,457)	$(332,300)

RESONATE BLENDS, INC.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(unaudited)

	2022	2021
Cash Flows from Operating Activities
Net Income (loss)	$490,040	$(1,058,462)
Net loss from discontinued operations
Adjustments to reconcile
Amortization and depreciation	-	10,583
Gain on derivative liability	(1,166,839)	248,649
Non cash interest expense	22,457	16,142
Gain on settlement of notes payable	(18,277)	-
Share professional fees/ compensation	201,957	82,473
Depreciation and amortization	3,004	-
Changes in assets and liabilities
Inventories	(23,531)	(182,326)
Advances to suppliers	(12,951)	(54,599)
Accounts payable and accrued expenses	20,754	4,558
Due to Related party	5,000	(25,000)
Net cash used by operating activities	(478,386)	(957,982)
Net cash provided by discontinued operations	-	-
	(478,386)	(957,982)
Cash Flows from investing activities
Purchase of fixed assets	-	(20,333)
Net cash used by investing activities	-	(20,333)
Cash Flows from Financing Activities
Proceeds from subscription	-	1,347,500
Proceeds from convertible notes (net)	650,000	1,595,000
Payments on convertible notes payable	-	(504,793)
Net cash provided by financing activities	650,000	2,437,707
Net increase in cash	171,614	1,459,392
Cash, beginning of period	12,913	114,325
Cash, end of period	$184,527	$1,573,717

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$21,530
Cash paid for tax	-	-
Non-Cash investing and financing transactions
Conversion of debt for common stock	$150,000	$306,858

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED March 31, 2022

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2022, the Company has an accumulated deficit of $25,484,011. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. However, as of March 31, 2022, the company balances was below the federally insured limit by approximately $65,473. Management is making certain arrangements to mitigate this risk during the next quarter.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended March 31, 2022 and year ended December 31, 2021.

As of March 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	1,119,175	1,119,175

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	2,286,014	2,286,014

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for renewals or betterments are capitalized, and repairs and maintenance are charged to expense as incurred the cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss thereon is reflected in operations. Company policies capitalize property and equipment for cost over $1,000, asset acquired under $1,000 are charge to operations.

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 and another payment on June 27, 2021 for $40,000. The final payment was made on August 11, 2021 for $25,000 and settled this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Convertible notes face value	$2,365,000	$1,865,000
Less: Discounts	-	-
Less: Debt issuance cost	-	-
Net convertible notes	$2,365,000	$1,865,000

The convertible notes as of March 31, 2022 are 8% Unsecured Convertible Promissory Notes (“Notes”) from various accredited investors issued from January 1, 2021 to March 31, 2022. All notes have an automatic conversion into equity on the maturity date, which is July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. The outstanding balance as of March 31, 2022 for this Unsecured Convertible Promissory Notes amounts to $1,715,000. On January 2, 2022, Certain Noteholders elected to convert collectively $150,000 of the Notes into equity at $0.10 to reduce the outstanding principal.

On January 28, 2022, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with two accredited investors, pursuant to which we issued and sold to the investors two convertible promissory notes, dated January 28, 2022, each in the principal amount of $275,000 for an aggregate principal amount of $550,000. We received $500,000 from the Notes after applying the original issue discount to the Notes.

The Purchase Agreements allow for additional notes to be issued to investors up to $750,000. On February 4, 2022, we issued and sold to two accredited investors (the “Investors”) convertible promissory notes in the principal amount of $55,000 under a Securities Purchase Agreement of the same date. We received $150,000 from the Notes after applying the original issue discount to the Notes.

On March 3, 2022, we issued and sold to an accredited investor a convertible promissory note the principal amount of $55,000 under a Securities Purchase Agreement of the same date. We received $50,000 from the Note after applying the original issue discount to the Note.

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

In connection with the investment, we issued Commitment Shares to the Investors in the amount of 650,000 shares collectively and we also issued a warrant (the “Warrant”) to the Investors to purchase 812,500 shares collectively of our common stock at an exercise price of $0.40 per share. In the event that there is no effective registration statement five months from the issue date registering the shares underlying the Warrant, then the Investors may exercise the Warrant using a cashless feature.

The Securities Purchase Agreement contain a most favored nation provision that allows the Investor to claim any lower price from any future securities six months after this closing and a blocker on issuing variable rate investments.

The three months ended March 2022 and 2021 interest accrued for the convertible notes payable at $22,457 and $21,530 respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $1,165 and $790 for the quarter ended March 31, 2022 and 2021, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

During the first quarter of 2022 the company issued a total of 904,666 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issued accounted as expenses as follows:

Professional Fees	$195,509
Convertible promissory notes
Total	$195,509

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and were launched to the retail channel in late Q2 of 2021. The company is now offering seven unique formulations and expects to have its Sleep Cordial in production by Q2 2022. The Sleep Cordial has been thoroughly tested and is ready for launch once the multi-serve bottles are available. This blend will only come in a multi-serve bottle based on the anticipated consumer usage patterns and testing data available to the Company.

The Cordials were awarded the Golden Leaf Award as “Best New Brand of 2021” at the “Luxury Meets Cannabis Conference” held in New York City in December. Resonate also won a Cannabis Clio Award for “Brand Design” in 2021.

Resonate has formalized contracts with logistical, sales and marketing partners to build a digital native strategy supporting Direct-to-Consumer (D2C) sales. The D2C sales platform launched in October 2021 and now allows California consumers the ability to order on-line and have the Cordials home delivered in most metro areas within four hours. Based on customer demand, the Company is creating a “Singles” option for the Cordials which will be available in early 2022 and a multi-serve bottle option shipping in early Q3 2022.

The Company offers market support to select premium California dispensaries both in person and thorough the Leaf.VIP budtender training program. The Company expects that building its brand online will complement retail sales by increasing customer awareness and creating “pull-through” at brick-and-mortar facilities. The social media strategy was brought in-house during Q1 to both reduce overall costs and control the messaging to the appropriate audience for the Cordials.

Resonate recently hired an internal sales manager to oversee all sales efforts in Southern California and expects to hire a sales manager for Northern California in the near future. The Company implemented an in-house sales strategy in Q1 2022 to maximize both the dispensary outreach and budtender education – and to increase D2C sales platform activity. While wellness dispensaries will be a focus for the Company, the customer acquisition focus will now be towards the D2C portal. The Company added several new retail partners in Q1 to include Atrium, Cornerstone Wellness, 99 High Tide and Canni Delivery. With the new in-house sales strategy in place, new wellness dispensaries are expected to grow throughout 2022 in addition to the D2C sales platform activity. Wellness dispensaries are the main target due to the demographics of the consumer and the thorough educational process these dispensaries offer to buyers in their stores. Multi-state expansion through licensing arrangements with the Cordials is also being planned. Several retailers and leading brands in multiple states have reached out to Resonate requesting the Cordials to be stocked in their dispensaries. The Company is currently evaluating where and when to open new states outside of California.

A new unique edible line is currently being developed and is expected to be released in Q3. The form factor for the edible line will be similar to one of the leading candies in the market and also have the ability to target the desired experience of the consumer – similar to the Cordials.

The principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. The executive telephone number is (571) 888-0009.

Results of Operation for Three Months Ended March 31, 2022 and 2021

Revenues

We have generated $27,652 in sales for the three months ended March 31, 2022, as compared with no sales for the three months ended March 31, 2021 on our current product line. We launched our first line of seven Cordial products in California and we have started to generate revenues from the sale of these products.

We anticipate increased revenues on our six Cordials for the rest of 2022. We anticipate a rollout of new packaging configurations in Q2 2022 for our Cordials; to include both a one-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. We also plan on launching additional Cordial formulations by Q2 2022 and a new line of edibles in mid-2022, which we hope will contribute to increasing our revenues. As we have just launched our products, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Gross Profit

We paid $12,857 in cost of revenues for the three months ended March 31, 2022, resulting in a gross profit of $14,795 for the quarter. We have not had any historical data to compare our margins for the sale of our new products. Our gross margin, which is the difference between our revenues and our cost of revenues, is expected to increase in future quarters as we work to increase our efficiency and lessen costs. In addition, our gross margin percentage, which was 54% for the three months ended March 31, 2022, we hope will stabilize in the 45% to 55% range as we implement cost saving measures and roll out new products to increase sales for the balance of 2022.

Operating Expenses

Our operating expenses were $655,619 for the three months ended March 31, 2022, as compared with $778,012 for the three months ended March 31, 2021.

The main drivers for the overall decrease in operating expenses in Q1 2022 were the lack of cash fees and stock compensation we paid to a broker in 2021 for our Private Placement Memorandum and employee equity compensation for deferred salaries. We hope to avoid these settlement expenses for 2022 and compensate employees and vendors with available cash on hand. However, if we are forced to defer salaries and settle with shares for employees this year, due to a lack of funds, we should expect our non-cash compensation expense in 2022 to resemble that of 2021.

Our continued focus on advertising and marketing costs to support our planned growth is expected to increase throughout 2022.

We spent $112,096 more on advertising in 2022 than in 2021. This money was used to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods. We believe our advertising efforts will pay dividends throughout 2022 as the awareness groundwork has been established to educate the market on our family of Cordial formulations.

Professional fees decreased by $304,924 in 2022 compared with 2021. Our professional fees were less for this period compared to last period, but we expect that professional fees will increase in 2022 as we continue to ramp up operations.

General and administrative expenses decreased by $111,151 in 2022 compared with 2021. This resulted from bringing several outside services in-house and not having to address outstanding debt liabilities from our previous spin-out of Textmunication Holdings, Inc. in 2020. We expect general and administrative expenses to remain fairly constant throughout 2022 due to internal changes we’ve implemented.

We expect that our operating expenses will increase in 2022 over 2021 as we roll out new products along with our existing products, and the increased expenses associated with operations.

Other Expenses

We had other income of $1,130,864 for the three months ended March 31, 2022 compared with other expenses of $280,450 for the same period ended March 31, 2021.

The main reason for our increased other expenses in 2021 was a result of loss on revaluation of derivative liabilities.

Net Loss

We had net income of $490,040 for the three months ended March 31, 2022, as compared with net loss of $1,058,462 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $477,615, consisting of $184,527 in cash, $23,781 in advances to suppliers and $269,307 in Inventories. Our total current liabilities as of March 31, 2022 were $3,784,367. We had a working capital deficit of $3,306,752 as of March 31, 2022 compared with a working capital deficit of $4,133,368 as of December 31, 2021.

Cash Flows from Operating Activities

Operating activities used $478,386 in cash for the three months ended March 31, 2022, compared with cash used of $957,982 for the three months ended March 31, 2021. The decrease in our cash utilized in operating activities primarily related to a decline in operating expenses during the three months ended March 31, 2022, as well as decreases in inventory purchases during the three months ended March 31, 2022. The Company purchased inventory for the launch of its’ KOAN product line during the three months ended March 31, 2021.

Cash Flows from Investing Activities

Investing activities used $0 in cash for the three months ended March 31, 2022, as compared with $20,333 to purchase various office furniture and equipment for the three months ended March 31, 2021.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2022 amounted to $650,000, compared with cash flows provided by financing activities of $2,437,707 for the three months ended March 31, 2021. Our positive cash flows for the three months ended March 31, 2022 consisted of proceeds from Convertible notes payable of $650,000. Our positive cash flows for the three months ended March 31, 2021 consisted of proceeds from issuance of common stock of $1,347,500 proceeds from Convertible notes payable of $1,595,000, offset by payments of notes payable of $504,793.

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

Going Concern

As of March 31, 2022, we have an accumulated deficit of $25,484,011. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

For our cannabis operations, see risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed on April 19, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the first quarter of 2022, the company issued a total of 904,666 shares of common stock to vendors for compensation and services rendered.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	May 20, 2022

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

