Form 10-Q
period 2022-06-30
Resonate Blends, Inc.
filed 2022-08-22
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,840,665 common shares as of August 19, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period ended June 30, 2022 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

RESONATE BLENDS, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2022 (unaudited) and December 31, 2021

	June 30,2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$34,823	$12,913
Advances to Suppliers	14,551	10,830
Inventories	266,172	245,776
Total current assets	315,546	269,519
Fixed assets, net	26,626	31,337
Derivative Valuation allowance	-	-
Investment in equity method investee	100	100
TOTAL ASSETS	342,272	300,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	247,154	206,873
Due to related parties	54,500	45,000
Convertible notes payable, net of discount	2,503,800	1,865,000
Derivative liability	598,902	2,286,014
Settlement liability
Current liabilities of discontinued operations		-
Total current liabilities	3,404,356	4,402,887
Total liabilities	3,404,356	4,402,887
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 0 shares issued.
Series C Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 200,000,000 shares authorized; 47,846,859 and 45,046,637 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	4,784	4,504
Stock subscription receivable	(261,059)
Additional paid-in capital	22,466,272	21,867,416
Accumulated deficit	(25,272,281)	(25,974,051)
Total Stockholders’ deficit	(3,062,084)	(4,101,931)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$342,272	$300,956

The accompanying notes are an integral part of these condensed consolidated financial statements

RESONATE BLENDS, INC.

Condensed Consolidated Statements of Operations

For the six and three months ended June 30, 2022 and 2021

(unaudited)

	Six Months Ended		Three Months Ended
	June 30 2022	June 30 2021	June 30 2022	June 30 2021
REVENUES	$30,488	$-	$2,836	-
COST OF REVENUES	15,278	-	2,421	-
Gross profit	15,210	-	415	-
Operating expenses
Advertising	235,277	210,919	69,806	157,544
General and administrative expenses	99,290	133,162	75,943	(14,791)
Legal and Professional fees	73,338	410,494	47,663	93,350
Officer Compensation	324,250	239,114	89,250	105,364
Salaries and Related	-	193,750	-	68,750
Depreciation and amortization	4,711	-	1,707	-
Office Rent	2,502	1,465	1,337	675
Impairment of inhouse software	-	-	-	-
Non cash management fees	206,462	986,121	4,505	986,121
Total operating expenses	945,830	2,175,025	290,211	1,397,013
Loss from operations	(930,620)	(2,175,025)	(289,796)	(1,397,013)
Other Income (expense)
Other Income	-	844	-	532
Interest expense	(22,801)	(58,728)	(344)	(37,198)
Gain (Loss) on change of derivative liability	1,687,112	(4,130,456)	520,273	(3,881,807)
Amortization of debt discount	-	(10,583)	-	-
Amortization of issuance costs	(31,795)	(123,543)	-	(123,543)
(Loss) Gain on settlement of notes payable	(126)	57,500	(18,403)	57,500
Total other Income (expense)	1,632,390	(4,264,966)	501,526	(3,984,516)
Income (loss) from investment in equity method investee	-	-	-	-
NET INCOME (LOSS) from continuing operations	701,770	(6,439,991)	211,730	(5,381,529)
NET INCOME (LOSS) from discontinued operations		-		-
NET INCOME (LOSS)	701,770	(6,439,991)	211,730	(5,381,529)

Basic weighted average common shares outstanding	47,846,859	31,085,610	47,846,859	31,085,610
Net Income (loss) per common share: basic and diluted	$0.01	$(0.21)	$0.00	(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements

RESONATE BLENDS, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the periods ended June 30, 2022 and 2021

(unaudited)

	Preferred stock - Series C		Common Stock		APIC	Subscription Receivable	Accumulated	Total Stockholders’
Balance, December 31, 2021	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$(25,974,051)	$(4,101,931)
Stock issuance in private placement			1,065,556	107	260,952	(261,059)		-
Stock issuance for debt conversion			780,000	78	131,447			131,525
Stock issuance for services			904,666	90	201,957			202,047
Net income for the quarter							490,040	490,040
Balances March 31, 2022	2,000,000	$200	47,796,859	$4,779	$22,461,772	$(261,059)	$(25,484,011)	$(3,278,319)
Stock issuance for services			50,000	5	4,500			4,505
Net income for the quarter							211,730	211,730
Balance June 30, 2022	2,000,000	$200	47,846,859	$4,784	$22,466,272	$(261,059)	$(25,272,281)	$(3,062,084)

	Preferred stock - Series C		Common Stock			Subscription
	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Deficit
Balance December 31, 2020	2,000,000	$200	29,769,627	$2,976	$20,101,480		$(21,100,995)	$(996,339)
Common stock issuance			11,633,260	1,163	1,721,338			1,722,501
Net income for the quarter							(1,058,462)	(1,058,462)
Balance March 31, 2021	2,000,000	$200	41,402,887	$4,139	$21,822,818	$-	$(22,159,457)	$(332,300)
Common stock issuance			2,868,025	288	582,919			583,207
Net income for the quarter							(5,381,529)	(5,381,529)
Balance June 30, 2021	2,000,000	$200	44,270,912	$4,427	$22,405,737	$-	$(27,540,986)	$(5,130,622)

The accompanying notes are an integral part of these condensed consolidated financial statements

RESONATE BLENDS, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(unaudited)

	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net Income (loss)	$701,770	$(6,439,991)
Net loss from discontinued operations
Adjustments to reconcile
Amortization and depreciation	4,711	10,583
(Gain) Loss on derivative liability	(1,687,112)	4,130,456
Non cash interest expense		16,142
Stock subscription receivable	(261,059)
Share professional fees/ compensation	206,462	82,473
Share-based compensation	-	986,121
Gain on settlement of Derivative liabilities	-	(57,500)
Changes in assets and liabilities
Inventories	(20,396)	(170,886)
Advances to suppliers	(3,721)	(54,599)
Accounts payable and accrued expenses	40,281	(199,986)
Derivative liabilities	-
Due to Related party	9,500	(105,000)
Net cash used by operating activities	(1,009,564)	(1,802,187)
Net cash provided by discontinued operations	-	-
	(1,009,564)	(1,802,187)
Cash Flows from investing activities
Purchase of fixed assets	-	(21,063)
Net cash used by investing activities	-	(21,063)
Cash Flows from Financing Activities
Proceeds from subscription	392,674	1,319,587
Proceeds from convertible notes (net)	788,800	1,870,000
Payments on convertible notes payable	(150,000)	(504,793)
Net cash provided by financing activities	1,031,474	2,684,794
Net increase in cash	21,910	861,544
Cash, beginning of period	12,913	114,325
Cash, end of period	$34,823	$975,869

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$58,728
Non-Cash investing and financing transactions
Conversion of debt for common stock	$150,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

RESONATE BLENDS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED June 30, 2022

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

Textmunication is an online mobile marketing platform service that will connect merchants with their customers and allow them to drive loyalty and repeat business in a non-intrusive, value-added medium. For merchants we provide a mobile marketing platform where they can always send the most up-to-date offers/discounts/alerts/events schedule, such as happy hours, trivia night, and other campaigns. The consumer can also access specials and promotions that merchants choose to distribute through Textmunication by opting into keywords designated to the merchant’s keywords.

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

On May 22, 2020, the Company entered into a Stock Purchase Agreement (the “SPA”) with Wais Asefi, Nick Miniello, Juleon Asefi, and Curt Byers (collectively, the “Asefi Group”) to sell to the Asefi Group its subsidiary, Textmunication, Inc., a California corporation (“Textmunication”). Textmunication operates the Company’s SMS business activities.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2022, the Company has an accumulated deficit of $25,272,281. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. However, as of June 30, 2022, the company balances were below the federally insured limit by approximately $215,177  Management is making certain arrangements to mitigate this risk during the next quarter.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended June 30, 2022 and year ended December 31, 2021.

As of June 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	598,902	598,902

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	2,286,014	2,286,014

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

The outstanding balances as of June 30, 2022 and December 31, 2021 are $54,500 and $45,000, respectively which are owed to our CEO for funding certain corporate initiatives.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Convertible notes face value	$2,503,800	$1,865,000
Less: Discounts	-	-
Less: Debt issuance cost	-	-
Net convertible notes	2,503,800	$1,865,000

The convertible notes as of June 30, 2022 are 8% Unsecured Convertible Promissory Notes (“Notes”) from various accredited investors issued from January 1, 2021 to June 30, 2022. All notes have an automatic conversion into equity on the maturity date, which is July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. The outstanding balance as of June 30, 2022 for this Unsecured Convertible Promissory Notes amounts to $1,715,000. On January 2, 2022, Certain Noteholders elected to convert collectively $150,000 of the Notes into equity at $0.10 to reduce the outstanding principal.

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

The maturity date for repayment of the Notes is nine months from issuance and the Notes bear interest at 10% per annum. We may prepay the Notes provided that we shall make payment to the investors of an amount in cash equal to the sum of the then outstanding principal amount of this Notes, plus interest on the unpaid principal amount of the Notes, plus any Default Interest on the amounts, plus any amounts owed to the Investor pursuant to the Purchase Agreement.

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

Finally, on June 27, 2022, we issued and sold to an accredited investor a convertible promissory note the principal amount of $138,800 under a Securities Purchase Agreement of the same date. We received $128,500 from the Note after applying the original issue discount to the Note.

The Notes are convertible into shares of common stock, $0.0001 par value per share, of the Company upon the terms and subject to the limitations and conditions set forth in such Note. On the Closing Date (i) the Buyer shall pay the purchase price for the Note to be issued and sold to it at the Closing (as defined below) (the “Purchase Price”) by wire transfer of immediately available funds to the Company, in accordance with the Company’s written wiring instructions, against delivery of the Note in the principal amount equal to the Purchase Price as is set forth immediately below the Buyer’s name on the signature pages hereto, and (ii) the Company shall deliver such duly executed Note on behalf of the Company, to the Buyer, against delivery of such Purchase Price.

The six months ended June 2022 and 2021 interest accrued for the convertible notes payable at $22,178 and $58,728 respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $2,502 and $1,465 for the six-months period ended June 30, 2022 and 2021, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

During the second quarter of 2022, the Company issued a total of 50,000 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issued accounted as expenses as follows:

Professional Fees	$4,505
Convertible promissory notes
Total	$4,505

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

NOTE 8 – SUBSEQUENT EVENTS

On July 15, 2022, we issued a total of 21,993,806 shares of common stock to certain note holders as a result of voluntary conversions of their 8% convertible notes issued in early 2021. The aggregate dollar amount of debt reduced by the conversions was $1,917,382. The convertible notes retired were 8% Unsecured Convertible Promissory Notes from various accredited investors. All notes had an automatic conversion into equity on the maturity date, which was July 3, 2022.

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

Company Overview

On October 25, 2019, the Company announced its entry into the cannabis industry by acquiring Resonate Blends LLC (“Resonate Blends”), a California-based cannabis wellness lifestyle product company built on a proprietary system of experiential targets. Resonate Blends is building a value-added, brand-focused cannabis organization offering premium brands of consistent quality. The Company also acquired Entourage Labs LLC (“Entourage Labs”), a sister company of Resonate Blends. Entourage Labs is the Intellectual Property (IP) subsidiary of Resonate Blends.

Based in Calabasas, California, the Company is a cannabis holding company centered on value-added holistic Wellness and Lifestyle brands. The Company’s strategy is to ignite future growth by building a purpose-driven portfolio of innovative, trusted national brands, emerging brands, research organizations, and a variety of retail channels. The Company’s focus is finding mutual value between product and consumer by optimizing quality, supply chain resources and financial performance. The Company offers a family of premium cannabis-based products of consistent quality based on unique formations calibrated to Resonate Blends effects system in what the Company believes is the industry gold standard in user experience.

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

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and were launched to the retail channel in late Q2 of 2021. The company is now offering seven unique formulations and expects to have its Sleep Cordial in production by early Q3 2022. The Sleep Cordial has been thoroughly tested and is ready for launch once the multi-serve bottles are available. This blend will only come in a multi-serve bottle based on the anticipated consumer usage patterns and testing data available to the Company.

The Cordials were awarded the Golden Leaf Award as “Best New Brand of 2021” at the “Luxury Meets Cannabis Conference” held in New York City in December. Resonate also won a Cannabis Clio Award for “Brand Design” in 2021.

Resonate has formalized contracts with logistical, sales and marketing partners to build a digital native strategy supporting Direct-to-Consumer (D2C) sales. The D2C sales platform launched in October 2021 and now allows California consumers the ability to order on-line and have the Cordials home delivered in most metro areas within four hours. Based on customer demand, the Company is creating a “Singles” option for the Cordials which are now available. In response to customer requests, the company is now offering five popular blends in 10-serving bottles that provide a lower cost per serving and allow users to customize their servings to their personal preference. In addition, the company is also offering a 4-pack that also lowers the cost per serving while preserving the convenience and portability of the discrete smaller bottles.

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

Resonate recently hired an internal sales manager to oversee all sales efforts in Southern California and expects to hire a sales manager for Northern California in the near future. The Company implemented an in-house sales strategy in Q1 2022 to maximize both the dispensary outreach and budtender education – and to increase D2C sales platform activity. While wellness dispensaries will be a focus for the Company, the customer acquisition focus will now be towards the D2C portal. The Company has added several new retail partners in 2022 to include Atrium, Cornerstone Wellness, 99 High Tide, Artist Tree and Canni Delivery. The Cordials are now featured at West Hollywood’s The Artist Tree Studio Cannabis Lounge where music performers will be providing the entertainment events throughout the summer. The Studio Cannabis Lounge in West Hollywood is the only one of its kind in the United States and this partnership should provide users an interactive experience unavailable elsewhere.

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

A new unique edible line is currently being developed and is expected to be released towards the end of 2022. The form factor for the edible line will be unique in the market and also have the ability to target the desired experience of the consumer – similar to the Cordials.

The principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. The executive telephone number is (571) 888-0009.

Results of Operation for Three and Six Months Ended June 30, 2022 and 2021

Revenues

We have generated $2,836 and $30,488 in sales for the three and six months ended June 30, 2022, respectively, as compared with no sales for the three and six months ended June 30, 2021 on our current product line. We launched our first line of seven Cordial products in California and we have started to generate revenues from the sale of these products.

We anticipate increased revenues on our seven Cordials and newly anticipated Cordials, such as Sleep Cordial, discussed below, for the rest of 2022. We anticipate a rollout of new packaging configurations in Q3 2022 for our Cordials; to include a one-pack, a 4-pack to replace the 3-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. We also plan on launching additional Cordial formulations by late Q3 2022, to include our new Sleep Cordial - and a new line of edibles in late 2022, which we hope will contribute to increasing our revenues. As we have just launched our products, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Gross Profit

We paid $2,421 and $15,278 in cost of revenues for the three and six months ended June 30, 2022, respectively, resulting in a gross profit of $415 and $15,210 for the three and six months ended June 30, 2022, respectively. We have not had any historical data to compare our margins for the sale of our new products. Our gross margin, which is the difference between our revenues and our cost of revenues, is expected to increase in future quarters as we work to increase our efficiency and lessen costs. In addition, our gross margin percentage, which was 14.6% and 49.90% for the three and six months ended June 30, 2022, respectively, and we hope will stabilize in the 35% to 43% range as we implement cost saving measures and roll out new products to increase sales for the balance of 2022. We are also implementing new packaging configurations which we expect to stabilize our overall gross margins.

Operating Expenses

Our operating expenses were $290,211 and $945,830 for the three and six months ended June 30, 2022, respectively, as compared with $1,397,013 and $2,175,025 for the three and six months ended June 30, 2021, respectively.

The main drivers for the overall decrease in operating expenses in Q2 2022 were the reduction of Legal, Professional Fees and Salaries as well as a significant decrease in non-cash management fees.

Not having these non-cash management and broker fees would reduce our operating expenses by $1,106,802 and $1,229,195 for the three and six months ended June 30, 2022, respectively. Our continued focus on sales, advertising, marketing and new product development costs to support our planned growth is expected to increase throughout 2022.

We spent and $87,738 less and $24,358 more on advertising for the three and six months ended June 30, 2022, respectively, than for the same periods in 2021. We spent more on advertising for the six-month ended June 30, 2022 particularly the first quarter to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods. We believe our advertising efforts will pay dividends throughout 2022 as the awareness groundwork has been established to educate the market on our family of Cordial formulations.

Professional fees decreased by $45,687 and $337,156 for the three and six months ended June 30, 2022, respectively, over for the same periods in 2021. Our professional fees were less for this period compared to last period, but we expect that professional fees will increase in 2022 as we continue to ramp up operations.

General and administrative expenses increased by $90,734 and decreased by $32,872 for the three and six months ended June 30, 2022, respectively, over for the same periods in 2021. The increased expenses resulted from establishing our internal sales team, attending strategic trade shows and bringing on consultants and financial analysts to assist in analyzing our acquisition strategy. We expect general and administrative expenses to remain fairly constant throughout 2022, but they could increase significantly if we acquire new companies as part of our overall corporate strategy.

We also expect that our operating expenses will increase in 2022 over 2021 as we roll out new products along with our existing products, and the increased expenses associated with operations.

Other Income/Expenses

We had other income of $501,526 and $1,632,390 for the three and six months ended June 30, 2022, respectively, compared with other expenses of $3,984,516 and $4,264,966 for the same period ended June 30, 2021, respectively.

The main reason for our other income in 2022 was the gain on revaluation of derivative liabilities. The main reason for our other expenses in 2021 was the loss on revaluation of derivative liabilities.

Net Income/Loss

We had net income of $211,730 and $701,770 for the three and six months ended June 30, 2022, as compared with a net loss of $5,381,529 and $6,439,991 for the three and six months ended June 30, 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $315,546 consisting of $34,823 in cash, $14,551 in advances to suppliers and $266,172 in inventories. Our total current liabilities as of June 30, 2022 were $3,404,366. We had a working capital deficit of $3,088,810 as of June 30, 2022 compared with a working capital deficit of $3,306,752 as of March 31, 2022 and $4,133,368 as of December 31, 2021.

Cash Flows from Operating Activities

Operating activities used $1,009,564 in cash for the six months ended June 30, 2022, compared with cash used of $1,802,187 for the six months ended June 30, 2021. Our negative operating cash flow for the six months ended June 30, 2022 was largely the result of our unrealized gain on derivative liability of $1,687,112, offset by our net income of 701,770. Our negative operating cash flow for the six months ended June 30, 2021 was largely the result of our net loss of $6,439,991, offset by share based compensation of $986,121.

Cash Flows from Investing Activities

Investing activities used $0 in cash for the six months ended June 30, 2022, as compared with $21,063 to purchase various office furniture and equipment for the six months ended June 30, 2021.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2022 amounted to $1,031,474, compared with cash flows provided by financing activities of $2,684,794 for the six months ended June 30, 2021. Our positive cash flows for the six months ended June 30, 2022 consisted of proceeds from issuance of common stock of $392,674, proceeds from Convertible notes payable of $788,800, offset by payments of notes payable of $150,000. Our positive cash flows for the six months ended June 30, 2021 consisted of proceeds from issuance of common stock of $1,319,587, proceeds from Convertible notes payable of $1,870,000, offset by payments of notes payable of $504,793.

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

Going Concern

As of June 30, 2022, we have an accumulated deficit of $25,272,281. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed on April 19, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the second quarter of 2022, the Company issued a total of 50,000 shares of common stock to vendors for compensation and services rendered.

On July 15, 2022, we issued a total of 21,993,806 shares of common stock to certain note holders as a result of voluntary conversions of their 8% convertible notes issued in early 2021. The aggregate dollar amount of debt reduced by the conversions was $1,917,382.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	August 22, 2022

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

