Form 10-Q
period 2022-09-30
Resonate Blends, Inc.
filed 2022-11-21
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,412,604 common shares as of November 15, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021;
F-2	Consolidated Statements of Operations for the three and nine months period ended September 30, 2022 and 2021 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months period ended September 30, 2022 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months period ended September 30, 2022 and 2021 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim nine months period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

RESONATE BLENDS, INC.

Consolidated Balance Sheets

As of September 30, 2022 (unaudited) and December 31, 2021

	September 30,2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$274,840	$12,913
Advances to Suppliers	19,592	10,830
Other receivable	126,811	-
Inventories	195,288	245,776
Total current assets	616,531	269,519
Fixed assets, net	24,824	31,337
Derivative Valuation allowance	-	-
Investment in equity method investee	100	100
TOTAL ASSETS	641,455	300,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	314,843	206,873
Due to related parties	43,000	45,000
Convertible notes payable, net of discount	988,800	1,865,000
Derivative liability	72,487	2,286,014
Settlement liability
Current liabilities of discontinued operations		-
Total current liabilities	1,419,130	4,402,887
Total liabilities	1,419,130	4,402,887
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 0 shares issued.
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Common stock; $0.0001 par value; 200,000,000 shares authorized; 75,412,604 and 45,046,637 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	7,541	4,504
Stock subscription receivable	(261,059)	-
Additional paid-in capital	24,685,822	21,867,416
Accumulated deficit	(25,210,179)	(25,974,051)
Total Stockholders’ deficit	(777,675)	(4,101,931)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$641,455	$300,956

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(unaudited)

	Nine Months Ended		Three Months Ended
	September 30 2022	September 30 2021	September 30 2022	September 30 2021
REVENUES	$40,917	$7,574	$10,429	7,574
COST OF REVENUES	24,996	12,304	9,718	12,304
Gross profit	15,921	(4,730)	711	(4,730)
Operating expenses
Advertising	330,255	435,212	94,978	224,294
General and administrative expenses	138,373	84,518	39,083	(31,634)
Legal and Professional fees	136,307	517,925	62,969	90,920
Officer Compensation	341,000	434,365	16,750	195,251
Salaries and Related	-	196,250	-	2,500
Depreciation and amortization	6,513	-	1,802	-
Office Rent	5,796	1,870	3,294	405
Impairment of inhouse software	-	-	-	-
Non cash management fees	206,462	1,267,297	-	281,176
Total operating expenses	1,164,706	2,937,437	218,876	762,912
Loss from operations	(1,148,785)	(2,942,167)	(218,165)	(767,642)
Other Income (expense)
Other Income	-	690	-	(154)
Interest expense	(92,853)	(97,243)	(70,052)	(38,015)
Gain (Loss) on change of derivative liability	2,213,527	(3,168,598)	526,415	961,857
Amortization of debt discount	-	(10,583)	-	-
Amortization of issuance costs	(31,795)	(185,314)	-	(61,771)
Gain (loss) on settlement of derivative liabilities	-	-	-	-
Legal settlement	-	-	-	-
(Loss) Gain on settlement of notes payable	(176,222)	62,500	(176,096)	5,000
Total other Income (expense)	1,912,657	(3,398,548)	280,267	866,917
Income (loss) from investment in equity method investee	-	-	-	-
NET INCOME (LOSS) from continuing operations	763,872	(6,340,715)	62,102	99,274
NET INCOME (LOSS) from discontinued operations		-
NET INCOME (LOSS)	763,872	(6,340,715)	62,102	99,274

Basic weighted average common shares outstanding	75,412,604	31,085,610	75,412,604	31,085,610
Net Income (loss) per common share: basic and diluted	$0.01	$(0.20)	$0.00	0.00

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the nine months period ended September 30, 2022

(unaudited)

	Preferred Stock Series A		Preferred stock - Series C		Common Stock		APIC	Subscription Receivable	Accumulated	Total Stockholders’
Balance, December 31, 2021	-	-	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$(25,974,051)	$(4,101,931)
Stock issuance in private placement					1,065,556	107	260,952	(261,059)		-
Stock issuance for debt conversion					780,000	78	131,447			131,525
Stock issuance for services					904,666	90	201,957			202,047
Net income for the quarter									490,040	490,040
Balances March 31, 2022	-	-	2,000,000	$200	47,796,859	$4,779	$22,461,772	$(261,059)	$(25,484,011)	$(3,278,319)
Stock issuance for services					50,000	5	4,500			4,505
Net income for the quarter									211,730	211,730
Balance June 30, 2022	-	-	2,000,000	$200	47,846,859	$4,784	$22,466,272	$(261,059)	$(25,272,281)	$(3,062,084)
Stock issuance for services					25,000	3	2,246			2,249
Stock issuance for debt conversion					21,969,316	2,197	1,973,944			1,976,141
Stock issuance in private placement					5,571,429	557	243,360			243,917
Net income for the quarter									62,102	62,102
Balance September 30, 2022	-	-	2,000,000	$200	75,412,604	$7,541	$24,685,822	$(261,059)	$(25,210,179)	$(777,675)

	Preferred Stock Series A		Preferred stock - Series C		Common Stock			Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Deficit
Balance December 31, 2020	-	-	2,000,000	$200	29,769,627	$2,976	$20,101,480		$(21,100,995)	$(996,339)
Common stock issuance					11,633,260	1,163	1,721,338			1,722,501
Net income for the quarter									(1,058,462)	(1,058,462)
Balance March 31, 2021	-	-	2,000,000	$200	41,402,887	$4,139	$21,822,818	$-	$(22,159,457)	$(332,300)
Common stock issuance					2,868,025	288	582,920			583,208
Net income for the quarter									(5,381,529)	(5,381,529)
Balance June 30, 2021	-	-	2,000,000	$200	44,270,912	$4,427	$22,405,738	$-	$(27,540,986)	$(5,130,621)
Non-cash compensation					716,554	72	328,632			328,704
Net income for the quarter									99,274	99,274
Balance September 30, 2021	-	-	2,000,000	$200	44,987,466	$4,499	$22,734,370	$-	$(27,441,711)	$(4,702,643)

 The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(unaudited)

	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net Income (loss)	$763,872	$(6,340,715)
Net loss from discontinued operations
Adjustments to reconcile
Amortization and depreciation	6,513	10,583
(Gain) Loss on derivative liability	(2,213,527)	3,106,826
Non cash interest expense		16,142
Stock subscription receivable	(261,059)
Share professional fees/ compensation	206,462	82,473
Share-based compensation	-	1,267,297
Gain on settlement of Derivative liabilities	-	(62,500)
Changes in assets and liabilities
Inventories	50,488	(234,998)
Prepaids		(23,485)
Advances to suppliers	(8,762)	(54,599)
Other receivables	(126,811)	-
Accounts payable and accrued expenses	107,970	(57,091)
Derivative liabilities	-	-
Due to Related party	(2,000)	(125,000)
Net cash used by operating activities	(1,476,854)	(2,415,066)
Net cash provided by discontinued operations	-	-
	(1,476,854)	(2,415,066)
Cash Flows from investing activities
Purchase of fixed assets	-	(36,047)
Net cash used by investing activities	-	(36,047)
Cash Flows from Financing Activities
Proceeds from subscription	349,981	1,367,115
Proceeds from convertible notes (net)	1,388,800	1,865,000
Payments on convertible notes payable	-	(504,793)
Net cash provided by financing activities	1,738,781	2,727,322
Net increase in cash	261,927	276,209
Cash, beginning of period	12,913	114,325
Cash, end of period	$274,840	$390,534

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$38,015
Non-Cash investing and financing transactions	-	-
Conversion of debt for common stock	$2,265,000	$306,858

The accompanying notes are an integral part of these audited consolidated financial statements

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2022, the Company has an accumulated deficit of $25,210,179. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. However, as of September 30, 2022, the company balances were above the federally insured limit by approximately $24,840. Management is making certain arrangements to mitigate this risk during the next quarter.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended September 30, 2022 and year ended December 31, 2021.

As of September 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	72,487	72,487

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	2,286,014	2,286,014

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

The outstanding balances as of September 30, 2022 and December 31, 2021 are $43,000 and $45,000 respectively. The remaining balance is due to Mr. Selzer, CEO of Resonate, as he provided a loan to the Company.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of September 30, 2022 and December 31, 2021:

	September30, 2022	December 31, 2021
Convertible notes face value	$988,800	$1,865,000
Less: Discounts	-	-
Less: Debt issuance cost	-	-
Net convertible notes	$988,800	$1,865,000

The convertible notes as of September 30, 2022 are 8% Unsecured Convertible Promissory Notes (“Notes”) from various accredited investors issued from January 1, 2021 to September 30, 2022. All notes have an automatic conversion into equity on the maturity date, which was July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. The outstanding balance as of September 30, 2022 for this Unsecured Convertible Promissory Notes amounts to $200,000.. On January 2, 2022, Certain Noteholders elected to convert collectively $150,000 of the Notes into equity at $0.10 to reduce the outstanding principal.

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

The Notes are convertible into shares of common stock, $0.0001 par value per share, of the Company upon the terms and subject to the limitations and conditions set forth in such Note. On the Closing Date (i) the Buyer shall pay the purchase price for the Note to be issued and sold to it at the Closing (as defined below) (the “Purchase Price”) by wire transfer of immediately available funds to the Company, in accordance with the Company’s written wiring instructions, against delivery of the Note in the principal amount equal to the Purchase Price as is set forth immediately below the Buyer’s name on the signature pages hereto, and (ii) the Company shall deliver such duly executed Note on behalf of the Company, to the Buyer, against delivery of such Purchase Price .

Finally, on September 8, 2022, we issued and sold a convertible promissory note to AJB Capital Investments LLC for a principal amount of $600,000, together with guaranteed interest of 12% per year calendar from the date hereof. All Principal and Interest owing hereunder, along with any and all other amounts, shall be due and owing on the Maturity Date March 8, 2023.

The Maturity Date may be extended at the sole discretion of the Borrower up to six (6) months following the date of the original Maturity Date hereunder. In the event that the Maturity Date is extended, the interest rate shall equal fifteen percent (15%) per annum for any period following the original Maturity Date, payable monthly.

We received $540,000 from the Note after applying the original issue discount to the Note.

In connection with the investment, we issued Commitment Shares to the Investors in the amount of 5,571,429 shares collectively. A total of 3,000,000 of those shares can be returned to treasury if the Note is paid off within six (6) months.

The nine months ended September 2022 and 2021 interest accrued for the convertible notes payable at $92,853 and $97,243,respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $5,796 and $1,870 for the nine-months period ended September 30, 2022 and 2021, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

During the third quarter of 2022 the company issued a total of 27,565,745 shares of common stock to vendors for compensation, services rendered and commitment shares. The fair market value of the shares issued accounted as expenses as follows:

Professional Fees	$2,249
Commitment shares	243,917
Convertible promissory notes	1,976,141
Total	$2,222,307

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Resonate’s Cordials have been developed in partnership with an award-winning advanced infusion technology partner and were launched to the retail channel in late Q2 of 2021. The company is now offering seven unique formulations including the newly released Sleep Cordial available as of September 29, 2022. The Sleep Cordial has been thoroughly tested and is now available in “Single” samples and in cost effective 100 ml, 10 serving multi-serve bottles. Koan Cordials now come in: Calm, Create, Delight, Love, Play, Wonder and Sleep experience-targeted blends providing consumers a choice on how they want to feel.

The Cordials were awarded the Golden Leaf Award as “Best New Brand of 2021” at the “Luxury Meets Cannabis Conference” held in New York City in December. Resonate also won a Cannabis Clio Award for “Brand Design” in 2021.

Resonate has formalized contracts with logistical, sales and marketing partners to build a digital native strategy supporting Direct-to-Consumer (D2C) sales. The D2C sales platform launched in October 2021 and now allows California consumers the ability to order on-line and have the Cordials home delivered in most metro areas within four hours. Based on customer demand, the Company offers a “Singles” option for the Cordials which are now available. In response to customer requests, the company is now offering five popular blends in 10-serving bottles, also known as “multi-serve” bottles, that provide a lower cost per serving and allow users to customize their servings to their personal preference. In addition, the company is also offering a 4-pack that also lowers the cost per serving while preserving the convenience and portability of the discrete smaller bottles.

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

Resonate recently hired an internal sales manager to oversee all sales efforts in Southern California and expects to hire a sales manager for Northern California in the near future. The Company implemented an in-house sales strategy in Q1 2022 to maximize both the dispensary outreach and budtender education – and to increase D2C sales platform activity. The Company has added several new retail partners in 2022 to include Atrium, Cornerstone Wellness, 99 High Tide, Artist Tree, Canni Delivery and Rose Mary Jane. The Cordials are now featured at West Hollywood’s The Artist Tree Studio Cannabis Lounge where music performers will be providing the entertainment events throughout the summer. The Studio Cannabis Lounge in West Hollywood is the only one of its kind in the United States and this partnership should provide users an interactive experience unavailable elsewhere. Rose Mary Jane Cannabis Lounge in Oakland also added the Cordials to its menu on September 24, 2022. The Company is placing a major focus on cannabis lounges throughout California to enhance its marketing and sales efforts.

With the new in-house sales strategy in place, new wellness dispensaries are expected to grow throughout 2022 Wellness dispensaries are the main target due to the demographics of the consumer and the thorough educational process these dispensaries offer to buyers in their stores. Multi-state expansion through licensing arrangements with the Cordials is also being planned. Several retailers and leading brands in multiple states have reached out to Resonate requesting the Cordials to be stocked in their dispensaries. The Company is currently evaluating where and when to open new states outside of California.

We are in negotiations with Chemistry, Inc. (“Chemistry”), a California corporation, to acquire the company pending execution of definitive agreements, obtaining the required corporate approvals and other matters. We are no longer pursuing Iron Summit Distribution, Inc., as was announced on September 20 through a Press Release, but are instead focused on an anticipated closing of Chemistry in Q4 2022.

The principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. The executive telephone number is (571) 888-0009.

Results of Operation for Three and Nine Months period Ended September 30, 2022 and 2021

Revenues

We have generated $10,429 and $40,917 in sales for the three and nine months period ended September 30, 2022, respectively, as compared with $7,574 in sales for the three months and nine months period ended September 30, 2021 on our current product line. We launched our first line of seven Cordial products in California and we have started to generate revenues from the sale of these products.

We anticipate increased revenues on our seven Cordials including our newly launched Sleep Cordial, discussed above, for the rest of 2022. In Q3 2022, we rolled out a new packaging configuration for our Cordials: to include a one-pack, a 4-pack to replace the 3-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. We also plan on launching a new line of edibles in late 2022, which we hope will contribute to increasing our revenues. As we have just launched our products, however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Gross Profit

We accrued $9,718 and $24,996 in cost of revenues for the three and nine months period ended September 30, 2022, respectively, resulting in a gross profit of $711 and $15,921 for the three and nine months period ended September 30, 2022, respectively. We have had little historical data to compare our margins for the sale of our new products, which were introduced into the retail channel in late Q2 of 2021. We accrued $12,304 in cost of revenues for the three months ended September 30, 2021, resulting in a gross loss of $4,730 for the three months ended September 30, 2021. Our gross margin, which is the difference between our revenues and our cost of revenues, is expected to increase in future quarters as we work to increase our efficiency and lessen costs. In addition, our gross margin percentage, which was 6.82% and 38.91% for the three and nine months period ended September 30, 2022, respectively, and we hope will stabilize in the 35% to 43% range as we implement cost saving measures and roll out new products to increase sales for the balance of 2022. We are also implementing new packaging configurations which we expect to stabilize our overall gross margin.

Operating Expenses

Our operating expenses were $218,876 and $1,164,706 for the three and nine months period ended September 30, 2022, respectively, as compared with $762,912 and $2,937,437 for the three and nine months period ended September 30, 2021, respectively.

The main drivers for the overall decrease in operating expenses in Q3 2022 were the reduction of Legal, Professional Fees and Salaries as well as a significant decrease in non-cash management fees.

Not having these non-cash management and broker fees would reduce our operating expenses by $0 and $206,462 for the three and nine months period ended September 30, 2022, respectively. Our continued focus on sales, advertising, marketing and new product development costs to support our planned growth is expected to increase throughout 2022.

We spent $129,316 and $104,957 less on advertising for the three and nine months period ended September 30, 2022, respectively, than for the same periods in 2021. We spent more on advertising for the nine-month ended September 30, 2021 particularly the first quarter to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods. We believe our advertising efforts will pay dividends for the rest of 2022 and into 2023 as the awareness groundwork has been established to educate the market on our family of Cordial formulations.

Professional fees decreased by $27,951 and $381,618 for the three and nine months period ended September 30, 2022, respectively, over for the same periods in 2021. Our professional fees were less for this period compared to last period, but we expect that professional fees will increase in 2022 as we continue to ramp up operations.

General and administrative expenses increased by $70,717 and $53,855 for the three and nine months period ended September 30, 2022, respectively, over for the same periods in 2021. The increased expenses resulted from establishing our internal sales team, attending strategic trade shows and bringing on consultants and financial analysts to assist in analyzing our acquisition strategy. We expect general and administrative expenses to remain fairly constant throughout 2022, but they could increase significantly if we acquire new companies as part of our overall corporate strategy.

We also expect that our operating expenses will increase in 2022 over 2021 as we roll out new products along with our existing products, and the increased expenses associated with operations.

Other Income/Expenses

We had other income of $280,267 and $1,912,657 for the three and nine months period ended September 30, 2022, respectively, compared with other income of $866,917 and other expense of $3,398,548, respectively, for the same periods ended September 30, 2021, respectively.

The main reason for our other income in 2022 was the gain on revaluation of derivative liabilities. The main reason for our other expenses in 2021 was the loss on revaluation of derivative liabilities.

Net Income/Loss

We had net income of $62,102 and $763,872 for the three and nine months period ended September 30, 2022, as compared with net income of $99,274 and a net loss of $6,340,715 for the three and nine months period ended September 30, 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $616,531 consisting of $274,840 in cash, $19,592 in advances to suppliers, $126,811 in other receivable and $195,288 in inventories. Our total current liabilities as of September 30, 2022 were $1,419,130. We had a working capital deficit of $802,599 as of September 30, 2022 compared with a working capital deficit of $3,088,810 as of June 30, 2022 and $4,133,368 as of December 31, 2021.

Cash Flows from Operating Activities

Operating activities used $1,476,854 in cash for the nine months period ended September 30, 2022, compared with cash used of $ 2,415,066 for the nine months period ended September 30, 2021. Our negative operating cash flow for the nine months period ended September 30, 2022 was largely the result of our unrealized gain on derivative liability of $2,213,527, offset by our net income of $763,872. Our negative operating cash flow for the nine months period ended September 30, 2021 was largely the result of our net loss of $6,340,715, offset by share based compensation of $1,267,297 and the unrealized loss on derivative liability of $3,106,826.

Cash Flows from Investing Activities

Investing activities used $0 in cash for the nine months period ended September 30, 2022, as compared with $36,047 to purchase computer equipment for the nine months period ended September 30, 2021.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months period ended September 30, 2022 amounted to $1,738,781, compared with cash flows provided by financing activities of $2,727,322 for the nine months period ended September 30, 2021. Our positive cash flows for the nine months period ended September 30, 2022 consisted of proceeds from issuance of common stock of $349,981 and proceeds from Convertible notes payable of $1,388,800. Our positive cash flows for the nine months period ended September 30, 2021 consisted of proceeds from issuance of common stock of $1,367,115, proceeds from Convertible notes payable of $1,865,000, offset by payments of notes payable of $504,793.

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

Going Concern

As of September 30, 2022, we have an accumulated deficit of $25,210,179. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2022, we issued a total of 27,565,745 shares of common stock to vendors for compensation, services rendered and commitment shares.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	November 21, 2022

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

