Form 10-K
period 2022-12-31
Resonate Blends, Inc.
filed 2023-04-17
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,878,269.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,437,604 common shares as of March 31, 2023.

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

To accomplish this, Resonate is Mastering the Art of Experience™. This is the Company’s mission. By integrating science, technology, education, branding, marketing, sales and delivery - with every customer interaction they aim to provide exceptional experiences. Cannabis has a broad range of unique characteristics, and they are dedicated to harnessing and amplifying those characteristics to support healthy empowered and engaged lifestyles. From product development through customer communication, they prefect and demystify cannabis bringing innovative products to an increasingly sophisticated market. Resonate Blends has a strong social mission and the Resonate team is building a successful business by focusing its knowledge, skill and energy on creating wellness-lifestyle products which will improve community by helping individuals live more satisfying, meaningful and connected lives. The need for these products currently is crucial.

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

Resonate recently hired an internal sales manager to oversee all sales efforts in Southern California and expects to hire a sales manager for Northern California in the near future. The Company implemented an in-house sales strategy in Q1 2022 to maximize both the dispensary outreach and budtender education. The Company has added several new retail partners in 2022 to include Atrium, Cornerstone Wellness, 99 High Tide, Artist Tree, Canni Delivery and Rose Mary Jane. The Cordials are now featured at West Hollywood’s The Artist Tree Studio Cannabis Lounge where music performers will be providing the entertainment events throughout the summer. The Studio Cannabis Lounge in West Hollywood is the only one of its kind in the United States and this partnership should provide users an interactive experience unavailable elsewhere. Rose Mary Jane Cannabis Lounge in Oakland also added the Cordials to its menu on September 24, 2022. The Company is placing a major focus on cannabis lounges throughout California to enhance its marketing and sales efforts.

With the new in-house sales strategy in place, new wellness dispensaries are expected to grow throughout 2023. Wellness dispensaries are the main target due to the demographics of the consumer and the thorough educational process these dispensaries offer to buyers in their stores. Multi-state expansion through licensing arrangements with the Cordials is also being planned. Several retailers and leading brands in multiple states have reached out to Resonate requesting the Cordials to be stocked in their dispensaries. The Company is currently evaluating where and when to open new states outside of California.

We are no longer pursuing the acquisition of Iron Summit Distribution, Inc. (Kaneh Co.), as was announced on September 20 through a Press Release.

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

Distribution:

The company plans to offer products to select premium dispensaries throughout California. These products will be delivered to retail establishments by a leading cannabis full-service distributor. The Company contracted with Nabis. The #1 licensed cannabis wholesaling platform in California with access to more than 300 brands, to provide logistics and statewide distribution for Resonate’s Koan Cordials, its product line of unique experience blends currently available in California.

Resonate is also developing relationships with a variety of complementary distribution channels such as subscription box companies and other non-storefront reseller organizations.

To summarize, Resonate has signed and announced definitive agreements with various partners to execute on its overall business strategy. Vertosa is expected to develop unique formulations through its advanced nano-emulsification process, The Galley is expected to assemble and package, and Nabis to distribute the products.

Marketing and Sales Plan

The cannabis industry is changing daily in response to updated regulations, customer product education, new interest from various demographics and now the COVID-19 pandemic. As a result, we are constantly attentive to these changes as they affect the marketing of Koan products. The marketing strategy is to launch in select dispensaries throughout California and to support the launch with dispensary promotional material and location-based marketing. A focus on cannabis consumption lounges in California has been a major priority in 2022 and will continue to be throughout all of 2023 in both California and in other states where consumption lunges are legal.

Resonate has implemented a plan to offer market support to select premium California dispensaries both in-person and thorough the Leaf.VIP budtender training program. The Company expects that building its brand online and through social media will complement retail sales by increasing customer awareness and creating “pull-through” at brick-and-mortar facilities.

The marketing budget and energy was being channeled into appropriate programmatic advertising, developing informational materials for customers on the website, and developing professional and effective social media, search engine optimization and direct to consumer marketing campaigns.

Resonate is currently recruiting two internal sales managers to oversee all sales efforts in Northern and Southern California. The Company is planning an in-house sales strategy for early Q1 2022 to maximize both the dispensary outreach and budtender education.. While wellness dispensaries will be a focus for the Company in the short run, the Company believes strongly in the value of establishing a strong D2C business and plans to identify partners to implement this strategy in 2023.

Multi-state expansion through licensing arrangements with the Cordials is also being planned. Several retailers in multiple states have reached out to Resonate requesting the Cordials to be stocked in their dispensaries. The Company is working with its emulsification partner, Vertosa, to target new legal states outside of California.

Current Products

Resonate’s first commercial release was a family of seven (7) precisely targeted effect blends. These products are category-breaking offerings as they are neither tinctures nor beverages but have the benefits of both. They are emulsified, water soluble, single-serving blends that can be enjoyed privately or shared socially. Resonate offers these across California in stylish mini bottles, each containing a single serving. They can be sipped directly from the bottle or poured into beverages. Koan products offer the very high bioavailability of tinctures not possible to deliver with edibles, take effect generally within minutes and provide benefits for approximately 3 hours. Significantly, these formulas all provide a pleasant predictable experience, a gentle onset and exit and have no unpleasant sensations or aftereffects sometimes associated with cannabis products. The current products are as follows:

Calm

CBD rich with a hint of THC, Calm is formulated to quiet your mind and ease you into a gentle sense of wellbeing.

Wonder

Our highest THC offering, Wonder is carefully crafted to bring back that youthful sense of wonder and awe we feel when we are fully engaged with our senses and environment.

Love

Crafted to reduce barriers to intimacy, stimulate personal connections and increase tactile sensation.

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

Sleep

Precision calibrated to help you fall asleep quickly, stay asleep longer and wake up refreshed.

Future Products - Resonate Growth Plans

For the first 12-18 months, Resonate concentrated on releasing product and brand building in California, and possibly new state expansion if the proper opportunities exist. Resonate followed the launch of its first six Koan products with others based on The Resonate System at regular intervals, and they released their “Love” in Q1 2022 and “Sleep” Cordials in Q2. The formulas, combined with the proprietary Vertosa technology, will allow the Company to quickly deliver controlled, predictable, enjoyable effects in beverages, teas, and gummies. Vertosa is the leading provider of emulsification technology for cannabis manufacturers. Emulsification allows cannabinoids to become water-soluble so that they can be added to Cordials, beverages, gummies, etc. Vertosa and Resonate are engaged in joint research focusing on effects of various emulsification methods on cannabinoids. Resonate is working on methods that improve user experience by refining effects and managing bioavailability. Vertosa will also be providing the emulsification required for formulas in Resonate’s product line. The Company is in development stage of a new edible line that it expects to have available to the market in 2023 if favorable market conditions exist.

A major initiative for the Cordials in late 2022 was the cannabis consumption lounge business throughout California. Guests to the lounges can now select the cocktail of their choice and one of the six precisely crafted Koan Cordials experience options: Calm, Create, Delight Love, Play and Wonder. Resonate mixologists have developed a number of creative cocktail recipes that complement the Koan Cordials which have been very popular at events. The precisely targeted Koan Cordials allow users to choose both the drink they prefer and how they want to feel. The Company is looking to expand its lounge business in 2023 both in California and in other legal states.

If Resonate is successful in acquiring new brands, they expect product collaboration, to include improving the current brands – with improved branding and product enhancements. New product development would also be expected with joint product development initiatives.

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

On March 18, 2021, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives. On March 23, 2021, the bill was reintroduced in the Senate as well. The House previously passed the SAFE Banking Act in September 2019, but the measure stalled in the Senate. Most recently, on February 4, 2022, the House approved the America COMPETES Act of 2022, which includes the provisions of the SAFE Banking Act. The America COMPETES Act advanced to the Senate for consideration, but again stalled. As written, the SAFE Banking Act would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee the SAFE Banking Act will become law in its current form, if at all.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “KOAN” on the OTCQB. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table lists the high and low closing sale prices for our stock for each quarter for the last two fiscal years as reported on the OTCQB. Because our stock is traded on the OTCQB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Closing Price
Quarter Ended	High	Low
March 31, 2021	.93	.11
June 30, 2021	.67	.23
September 30, 2021	.49	.34
December 31, 2021	.42	.20

	Closing Price
Quarter Ended	High	Low
March 31, 2022	.3050	.0851
June 30, 2022	.1392	.0682
September 30, 2022	.093	.025
December 31, 2022	.0699	.0152

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

Holders of Our Common Stock

As of March 31, 2023, we had 75,437,604 shares of our common stock issued and outstanding, held by approximately 175 shareholders of record at our transfer agent, with approximately 47 additional shareholders holding our shares in street name.

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

Equity Compensation Plans as of December 31, 2022

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2022, we issued a total of 25,000 shares of common stock to vendors for services rendered.

During the third quarter of 2022, we issued a total of 27,565,745 shares of common stock to vendors for compensation, services rendered, private placement note conversions into equity and commitment shares.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenues

We have generated $49,501 in revenues for the year ended December 31, 2022, as compared with sales of $27,031 for the year ended December 31, 2021 on our current product line. We have launched our first line of six Cordial products in California, with a seventh introduced at the end of September 2022, and we have started to generate revenues from the sale of these products.

We anticipate increased revenues on our seven Cordials including our newly launched Sleep Cordial, for the rest of 2023. In Q3 2022, we rolled out a new packaging configuration for our Cordials: to include a one-pack, a 4-pack to replace the 3-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. Our family of Cordial products are now fully in the market; however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

Gross Profit

We accrued $33,068 in cost of revenues for the year ended December 31, 2022, resulting in a gross profit of $16,433 for the year ended December 31, 2022. We have had little historical data to compare our margins for the sale of our new products, which were introduced into the retail channel in late Q2 of 2021. We accrued $19,148 in cost of revenues for the year ended December 31, 2021, resulting in a gross profit of $7,883 for the year ended December 31, 2021. Our gross margin, which is the difference between our revenues and our cost of revenues, is expected to increase in future quarters as we work to increase our efficiency and lessen costs. In addition, our gross margin percentage, which was 33.20% for the year ended December 31, 2022, and we hope will stabilize in the 35% to 43% range as we implement cost saving measures and roll out new products to increase sales for the balance of 2023. We are also implementing new packaging configurations which we expect to stabilize our overall gross margin.

Operating Expenses

Our operating expenses were $1,405,828 for the year ended December 31, 2022, as compared with $2,539,288 for the year ended December 31, 2021.

The main drivers for the overall decrease in operating expenses in 2022 were the reduction of legal, professional fees and salaries as well as a significant decrease in non-cash management fees.

Our continued focus on sales, advertising, marketing and new product development costs to support our planned growth is expected to increase throughout 2023.

We spent $233,208 less on advertising for year ended December 31, 2022, than for the year ended 2021. We spent more on advertising for the year ended December 31, 2021 particularly the first quarter to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods. We believe our advertising efforts will pay dividends for the rest of 2023 as the awareness groundwork has been established to educate the market on our family of Cordial formulations.

Professional fees decreased by $390,547 for the year ended December 31, 2022, over the year ended 2021. Our professional fees were less for this year compared to last year, but we expect that professional fees will increase in 2023 as we continue to ramp up operations.

General and administrative expenses increased by $32,793 for the year ended December 31, 2022, over the year ended 2021. The increased expenses resulted from establishing our internal sales team, attending strategic trade shows and bringing on consultants and financial analysts to assist in analyzing our acquisition strategy. We expect general and administrative expenses to remain fairly constant throughout 2023, but expenses could increase significantly if we acquire new companies as part of our overall corporate strategy.

We also expect that our operating expenses will increase in 2023 over 2022 as we roll out new products along with our existing products, and the increased expenses associated with operations, and in connection with any acquisitions.

Other Income/Expenses

We had other income of $2,043,022 for the year ended December 31, 2022 compared with other expenses of $2,341,651 for the year ended December 31, 2021. Our other income for the year ended December 31, 2022 was mainly attributable to the gain on revaluation of derivative liabilities. Our other expenses for the year ended December 31, 2021 was mainly attributable to a loss on revaluation of derivative liabilities.

Net Income/Loss

We had net income of $653,627 for the year ended December 31, 2022, as compared with a net loss of $4,873,056 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had total assets of $399,121 consisting of $64,419 in cash, $0 in advances to suppliers, $150,000 in other receivable and $160,492 in inventories. Our total current liabilities as of December 31, 2022 were $1,545,851. We had a working capital deficit of $1,170,940 as of December 31, 2022 compared with a working capital deficit of $4,133,368 as of December 31, 2021.

Cash Flows from Operating Activities

Operating activities used $1,428,467 in cash year ended December 31, 2022, compared with cash used of $2,782,102 for the year ended December 31, 2021. Our negative operating cash flow for the year ended December 31, 2022 was largely the result of our unrealized gain on derivative liability of $2,213,527, offset by our net income of $653,627. Our negative operating cash flow for the year ended December 31, 2021 was largely the result of our net loss of $4,873,056, offset mainly by the loss on derivative liabilities of $2,011,881.

Cash Flows from Investing Activities

Investing activities used $0 in cash for year ended December 31, 2022, as compared with $36,048 to purchase computer equipment for the year ended December 31, 2021.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2022 amounted to $1,479,973, compared with cash flows provided by financing activities of $2,716,738 for the year ended December 31, 2021. Our positive cash flows for the year ended December 31, 2022, consisted of proceeds from issuance of common stock of $91,173 and proceeds from Convertible notes payable of $1,388,800. Our positive cash flows for the year ended December 31, 2021, consisted of proceeds from issuance of common stock of $1,367,115, proceeds from Convertible notes payable of $1,865,000, offset by payments of notes payable of $515,377.

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

Going Concern

As of December 31, 2022, we have an accumulated deficit of $25,320,424. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies as described in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2022; however, we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, stock-based compensation, capitalization and related amortization of intangible assets, impairment of assets, and the fair value of liabilities.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-4	Consolidated Balance Sheets as of December 31, 2022 and 2021;
F-5	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021;
F-6	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021;
F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and
F-8	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Resonate Blends Inc.

26565 Agoura Road, Suite 200

Calabasas, CA 91302

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resonate Blends, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2022, and the results of its operations and its cash flows for each of the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s continuing operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined there are critical matters related to the Company’s convertible debentures.

As described in Notes 2 and 4 to the consolidated financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $72,487 and gain recognized from the change of derivative liability was $2,213,527 at December 31, 2022.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. An audit of these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

Other Matters

The accompanying consolidated balance sheet of Resonate Blends, Inc. as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2021, and the related notes were audited by another Independent Registered Public Accounting Firm, Boyle CPA, LLC.

We have served as the Company’s auditor since 2022.

Houston, Texas

April 17, 2023 PCAOB ID: 6771

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Resonate Blends, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resonate Blends, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We served as the Company’s auditor from 2018 to 2022.

Red Bank, NJ

April 19, 2022

(PCAOB ID: 6285)

331 Newman Springs Road
Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

RESONATE BLENDS, INC.

(FORMERLY TEXTMUNICATION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

	December 31,2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$64,419	$12,913
Advances to Suppliers	-	10,830
Other receivable	150,000	-
Inventories	160,492	245,776
Total current assets	374,911	269,519
Fixed assets, net	24,110	31,337
Derivative Valuation allowance	-	-
Investment in equity method investee	100	100
TOTAL ASSETS	399,121	300,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	319,618	206,873
Due to related parties	164,946	45,000
Convertible notes payable, net of discount	988,800	1,865,000
Derivative liability	72,487	2,286,014
Settlement liability
Current liabilities of discontinued operations		-
Total current liabilities	1,545,851	4,402,887
Total liabilities	1,545,851	4,402,887
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, 0 shares issued.
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued.		-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 and 0 issued and outstanding, respectively
Common stock; $0.0001 par value; 200,000,000 shares authorized; 75,437,604 and 45,046,637 shares issued and outstanding as of December 31, 2022 and December 31, 2021 , respectively.	7,544	4,504
Stock subscription receivable	(261,059)
Additional paid-in capital	24,427,009	21,867,416
Accumulated deficit	(25,320,424)	(25,974,051)
Total Stockholders’ deficit	(1,146,730)	(4,101,931)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$399,121	$300,956

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

CONSOLIDATED STATEMENT OF OPERATION

	The Year ended
	December 31 2022	December 31 2021
REVENUES	$49,501	$27,031
COST OF REVENUES	33,068	19,148
Gross profit	16,433	7,883
Operating expenses
Advertising	378,706	611,914
General and administrative expenses	191,728	158,935
Legal and Professional fees	176,478	567,025
Officer Compensation	434,125	556,865
Salaries and Related	-	236,250
Depreciation and amortization	7,738	4,711
Office Rent	10,591	3,239
Impairment of in house software	-	-
Non cash management fees	206,462	400,349
Total operating expenses	1,405,828	2,539,288
Loss from operations	(1,389,395)	(2,531,405)
Other Income (expense)
Other Income	10,132	690
Interest expense	(150,065)	(135,292)
Gain (Loss) on change of derivative liability	2,213,527	(2,011,881)
Amortization of debt discount	-	(10,583)
Amortization of issuance costs	(31,795)	(247,085)
Gain (loss) on settlement of derivative liabilities	-	-
Legal settlement	-	-
(Loss) Gain on settlement of notes payable	1,223	62,500
Total other Income (expense)	2,043,022	(2,341,651)
Income (loss) from investment in equity method investee	-	-
NET INCOME (LOSS) from continuing operations	653,627	(4,873,056)
NET INCOME (LOSS) from discontinued operations		-
NET INCOME (LOSS)	653,627	(4,873,056)

Basic weighted average common shares outstanding	75,437,604	31,085,610
Net Income (loss) per common share: basic and diluted	$0.01	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock Series A		Preferred stock - Series C		Common Stock			Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Deficit
Balance December 31, 2021	-	-	2,000,000	$200	45,046,637	$4,504	$21,867,416		$(25,974,051)	$(4,101,931)
Issuance of common stock in private placement					6,636,985	664	504,312	(261,059)		243,917
Issuance of common stock for debt conversions					22,749,316	2,275	1,844,332			1,846,607
Stock issuance for services					1,004,666	100	210,949			211,049
Net Income									653,627	653,627
Balance December 31, 2022	-	-	2,000,000	$200	75,437,604	$7,544	$24,427,009	$(261,059)	$(25,320,424)	$(1,146,730)

	Preferred Stock Series A		Preferred stock - Series C		Common Stock			Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Deficit
Balance December 31, 2020	-	-	2,000,000	$200	29,769,627	$2,976	$20,101,480		$(21,100,995)	$(996,339)
Issuance of common stock in private placement					8,570,834	857	1,280,092			1,280,949
Issuance of common stock for debt conversions					2,828,186	283	73,383			73,666
Non-cash compensation					3,752,990	375	399,974			400,349
Exercise of warrant					125,000	13	12,487			12,500
Net Loss									(4,873,056)	(4,873,056)
Balance December 31, 2021	-	-	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$(25,974,051)	$(4,101,931)

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	31-Dec-22	31-Dec-21
Cash Flows from Operating Activities
Net Income (loss)	$653,627	$(4,873,056)
Net loss from discontinued operations
Adjustments to reconcile
Amortization and depreciation	7,738	15,294
(Gain) Loss on derivative liability	(2,213,527)	2,011,881
Non cash interest expense		16,142
Stock subscription receivable	(261,059)
Share professional fees/ compensation	206,462	-
Share-based compensation	-	400,349
Gain on settlement of Derivative liabilities	-	(62,500)
Changes in assets and liabilities
Inventories	85,283	(191,177)
Prepaids		(10,830)
Advances to suppliers	10,830	-
Other receivables	(150,000)	-
Accounts payable and accrued expenses	112,233	(8,205)
Derivative liabilities	-	-
Due to Related party	119,946	(80,000)
Net cash used by operating activities	(1,428,467)	(2,782,102)
Net cash provided by discontinued operations	-	-
	(1,428,467)	(2,782,102)
Cash Flows from investing activities
Purchase of fixed assets	-	(36,048)
Net cash used by investing activities	-	(36,048)
Cash Flows from Financing Activities
Proceeds from subscription	91,173	1,367,115
Proceeds from convertible notes (net)	1,388,800	1,865,000
Payments on convertible notes payable	-	(515,377)
Net cash provided by financing activities	1,479,973	2,716,738
Net increase in cash	51,506	(101,412)
Cash, beginning of period	12,913	114,325
Cash, end of period	$64,419	$12,913

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$38,048
Non-Cash investing and financing transactions
Conversion of debt for common stock	$2,265,000	$306,858

The accompanying notes are an integral part of these consolidated financial statements

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2022 and 2021. We have summarized our most significant accounting policies.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2022 the Company has an accumulated deficit of $25,320,424. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. On December 31, 2022 and 2021 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2022, and 2021 there’s no allowance for doubtful accounts and bad debts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2022 and 2021:

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	72,487	72,487

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	2,286,014	2,286,014

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

Advertising Expenses

Advertising expenses are included in General and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $378,706 and $611,914 in advertising expenses for the years ended December 31, 2022 and 2021, respectively.

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

The outstanding balances as of December 31, 2022 and December 31, 2021 are $38,500 and $45,000 respectively. The remaining balance as of December 31, 2022 is due to Mr. Selzer, CEO of Resonate, as he has provided several loans to the Company.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Convertible notes face value	$988,800	$1,865,000
Less: Discounts	-	-)
Less: Debt issuance cost
Net convertible notes	$988,800	$1,865,000

The convertible notes as of December 31, 2022 are 8% Unsecured Convertible Promissory Notes (“Notes”) from various accredited investors issued from January 1, 2021 to March 16, 2021. All notes have an automatic conversion into equity on the maturity date, which was July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. The outstanding balance as of December 31, 2022 for this Unsecured Convertible Promissory Notes amounts to $200,000. The remaining noteholder has expressed to the Company not to convert his Note into shares in the near term. Consequently, we have mutually agreed not to accrue interest on the this Note going forward.

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

Finally, on September 8, 2022, we issued and sold a senior secured convertible promissory note to AJB Capital Investments LLC for a principal amount of $600,000, together with guaranteed interest of 12% per year calendar from the date hereof. All Principal and Interest owing hereunder, along with any and all other amounts, shall be due and owing on the Maturity Date March 8, 2023.

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

As of December 31, 2022 and 2021 accrued interest payable on notes payable were $265,480 and $134,758 respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $10,591 and $3,239 for the years ended December 31, 2022 and 2021, respectively.

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

NOTE 6 – INCOME TAXES

For the year ended December 31, 2022, the cumulative net operating loss carry-forward from continuing operations is approximately $25,604,413 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2022 and December 31, 2021:

Deferred tax attributable to:	2022	2021
Net Operating loss carry over	5,376,927	3,413,282
Valuation allowance	5,376,927	3,413,282
Net deferred tax assets	-	-

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

On May 22, 2020, 4,000,000 outstanding shares of Series A Preferred Stock were returned to the Company’s transfer agent and cancelled,

There were 2,000,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2022.

There were 10,000 shares of Series E Preferred Stock authorized and 0 outstanding as of December 31, 2022. There are no other series of preferred stock outstanding as of December 31, 2022.

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
776,603

During the year ended December 31, 2022 the company issued a total 1,004,666 shares of common stock to management and vendors for compensation and services rendered. The fair market value of the share issues accounted as   expenses as follows:

Professional Fees	211,049
211,049

NOTE 8 – DISCONTINUED OPERATIONS

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 11, 2022, Boyle CPA, LLC resigned as our independent registered public accounting firm and we engaged Victor Mokuolu, CPA PLLC as our independent registered public accounting firm. The engagement of the Victor Mokuolu was approved by our Board of Directors.

The information required by Item 304(b) of Regulation S-K concerning the above change in accounting firm is set forth in the Current Report on Form 8-K we filed on November 14, 2022 with the SEC.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in 2010.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date hereof.

Name	Age	Positions
Geoffrey Selzer	66	Chairman and CEO
Pamela Kerwin	74	Chief Operating Officer
David Thielen	59	Chief Investment Officer and Director

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

David Thielen – Chief Investment Officer and Board Member

Mr. Thielen’s career includes roles in Management, Sales, Business Development, Start-ups and Strategy Management as Vice President, COO and CEO. Prior to joining Textmunication Holdings, Inc. in 2017 as COO, he served as Area Vice President of DeRoyal, a global healthcare manufacture. In 2014, he founded Aspire Consulting Group based in Washington, D.C., an IT Services government system integrator that continues to operate as Veteran Owned company.

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

For the fiscal year ending December 31, 2022, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2022 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022.

Code of Ethics

As of December 31, 2022, we had not adopted a Code of Ethics. We feel that the small size of our board and management did not warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2022 and 2021.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)

Geoffrey Selzer	2021	$180,000					$180,000
CEO and Director	2022	$180,000					$180,000

David Thielen	2021	$120,000					$120,000
CIO and Director	2022	$120,000					$120,000

Pam Kerwin	2021	$120,000					$120,000
Chief Operating Officer	2022	$120,000					$120,000

Narrative to Summary Compensation Table

On March 1, 2017, we appointed David Thielen as of Chief Operating Officer. We did not have an employment agreement with Mr. Thielen at the time. He was CEO of Aspire in which we used to own a 49% equity interest. We paid Mr. Thielen an annual salary of $60,000 until October 25, 2019, when Mr. Thielen resigned as COO and accepted a new role as Chief Investment Officer (CIO) and Director. Mr. Thielen now has an employment agreement and is paid $120,000 annually. He can also receive equity shares through assigned revenue and company milestones set by the Board of Directors. His initial term of employment is for two years. He may request to terminate his employment contract and forfeit all benefits and equity grants, if provided, with a 30-day notice. Should he terminate his employment before two years, he will forfeit the right to earn any future milestone achievement benefits entirely regardless of how close the company may be to achieving them. However, should a change of control occur resulting in the sale of the business anytime within 9 months of termination, all milestone achievements shall be deemed accomplished and all rights to the shares shall immediately vest prior to the close of such Change of Control event.

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

Ms. Pamela Kerwin was announced as our Chief Operating Officer on October 25, 2019. Ms. Kerwin’s salary is $120,000 annually and she also participates in the 10% of non-dilutive stock of the holding company.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2022.

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
Pam Kerwin
Geoffrey Selzer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 2023, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 26565 Agoura Road, Suite 200 Calabasas, CA 91302.

	Common Stock		Series C Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Geoffrey Selzer	1,406,112	1.9%	2,000,000	100%
David Thielen	1,765,667	2.3%	-	-
Pam Kerwin	880,895	1.2%	-	-
All Directors and Executive Officers as a Group (3 persons)	4,052,674	5.4%	2,000,000	100%
5% Holders
Richard Hoge	5,198,640	6.9%

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	The percent of class is based on 75,437,604 shares of common stock outstanding and 2,000,000 shares of Series C Preferred Stock outstanding as of March 31, 2023.

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

On May 13, 2021, we amended the Separation Agreement to state the parties desire to reduce the total amount payable to Wais Asefi from $200,000 USD to $142,500 USD. In addition to the earlier payments made to Mr. Asefi, a payment of $40,000 was made on May 14, 2021 and another payment on June 27, 2021 for $40,000. The final payment was made on August 11, 2021 for $25,000. The final payment on August 11, 2021 settled this agreement in full. Further under the amendment, Mr. Asefi nominated Textmunication, Inc., our prior subsidiary, as the recipient of the funds due under the Separation Agreement. As of December 31, 2022, the Company made all of its required payments to Mr. Asefi.

The outstanding balances as of December 31, 2022 and December 31, 2021 are $38,500 and $45,000 respectively. The remaining balance as of December 31, 2022 is due to Mr. Selzer, CEO of Resonate, as he has provided several loans to the Company.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Victor Mokuolu, CPA PLLC

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2022	$21,000	$-	$-	$-

Boyle CPA, LLC

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	$20,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(1)
2.2	Membership Interest Purchase Agreement(2)
2.3	Membership Interest Purchase Agreement(2)
2.4	Agreement of Conveyance(2)
2.5	Letter of Intent(11)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change(3)
3.3	Certificate of Amendment(4)
3.4	Amendment to Certificate of Designation for Series C Preferred Stock(5)
3.5	Certificate of Designation for Series E Preferred Stock(7)
3.6	Certificate of Amendment(8)
3.7	Bylaws, as amended(3)
4.1	Secured Convertible Promissory Note(6)
4.2	8% Unsecured Convertible Promissory Note(10)
4.3	Warrant(10)
4.4	Warrant(10)
4.5	Convertible Promissory Note(12)
4.6	Convertible Promissory Note(12)
4.7	Common Stock Purchase Warrant(12)
4.8	Common Stock Purchase Warrant(12)
4.9	Convertible Promissory Note(13)
4.10	Convertible Promissory Note(13)
4.11	Common Stock Purchase Warrant(13)
4.12	Common Stock Purchase Warrant(13)
4.13	Convertible Promissory Note(14)
4.14	Common Stock Purchase Warrant(14)
4.15	Convertible Promissory Note(15)
4.16	Promissory Note(16)
4.17	Common Stock Purchase Warrant(16)
10.1	Separation Agreement and Release(1)
10.2	Voting Agreement(1)
10.3	Employment Agreement(2)
10.4	Employment Agreement(2)
10.5	Securities Purchase Agreement(6)
10.6	Addendum to Securities Purchase Agreement(9)
10.7	Securities Purchase Agreement(12)
10.7	Securities Purchase Agreement(12)
10.8	Securities Purchase Agreement(16)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1]	Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2020.
[2]	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2019.
[3]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.
[4]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 23, 2020.
[5]	Incorporated by reference to the Current Report on Form 8-K filed on May 21, 2019.
[6]	Incorporated by reference to the Current Report on Form 8-K filed on July 23, 2020.
[7]	Incorporated by reference to the Current Report on Form 8-K filed on August 10, 2020.
[8]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2020.
[9]	Incorporated by reference to the Current Report on Form 8-K filed on September 21, 2020.
[10]	Incorporated by reference to the Current Report on Form 8-K filed on March 18, 2021.
[11]	Incorporated by reference to the Current Report on Form 8-K filed on September 13, 2021.
[12]	Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2022.
[13]	Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2022.
[14]	Incorporated by reference to the Current Report on Form 8-K filed on March 8, 2022.
[15]	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2022.
[16]	Incorporated by reference to the Current Report on Form 8-K filed on September 20, 2022.

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

April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Director

April 17, 2023

By:	/s/ David Thielen
David Thielen
Chief Investment Officer, Chief Financial Officer, Principal Accounting Officer, Chief Accounting Officer and Director

April 17, 2023

