Form 10-Q
period 2023-03-31
Resonate Blends, Inc.
filed 2023-05-22
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,664,877 common shares as of May 15, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

Resonate Blends, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,042	$64,419
Other receivable	120,000	150,000
Inventory	115,072	160,492
Total current assets	236,114	374,911

Fixed assets, net	21,106	24,110
Investment	100	100

TOTAL ASSETS	$257,320	$399,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	236,894	319,618
Due to related parties	69,100	164,946
Convertible notes payable	1,507,712	988,800
Derivative liability	212,438	72,487
Total current liabilities	2,026,144	1,545,851

Total liabilities	2,026,144	1,545,851

Stockholders’ Deficit

Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued and outstanding	-	-

Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200

Series Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 issued and outstanding	-	-

Common stock; $0.0001 par value; 200,000,000 shares authorized; 75,437,604 shares issued and outstanding	7,544	7,544
Common stock issuable	6,000	-
Stock subscription receivable	(261,059)	(261,059)
Additional paid-in capital	24,179,867	24,427,009
Accumulated deficit	(25,701,376)	(25,320,424)
Total stockholders’ deficit	(1,768,824)	(1,146,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$257,320	$399,121

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

REVENUES	$10,107	$27,652
COST OF REVENUES	8,572	12,857
Gross profit	1,535	14,795

OPERATING EXPENSES
Advertising	13,284	165,471
General and administrative	67,172	27,516
Legal and professional	12,965	25,675
Officer compensation	5,000	235,000
Non cash management fees	-	201,957
Total operating expenses	98,421	655,619

OPERATING LOSS	(96,886)	(640,824)

OTHER INCOME (EXPENSES)
Interest expense	(46,403)	(22,457)
Gain (loss) on change in derivative liability	(139,951)	1,166,839
Amortization of issuance costs	(97,712)	(31,795)
Gain on settlement of notes payable	-	18,277
Total operating income (expense)	(284,066)	1,130,864

NET INCOME (LOSS)	$(380,952)	$490,040

INCOME (LOSS) PER SHARE- basic and diluted	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	75,437,604	47,796,859

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Common
	Series A		Series C		Common Stock		Paid-in	Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Receivable	Deficit	Total
Balance, December 31, 2021	-	$-	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$-	$(25,974,051)	$(4,101,931)

Issuance of common stock in private placement	-	-	-	-	1,065,556	107	260,952	-	(261,059)	-	-
Issuance of common stock for debt conversions	-	-	-	-	780,000	78	131,447	-	-	-	131,525
Stock issuance for services	-	-	-	-	904,666	90	201,957	-	-	-	202,047
Net income	-	-	-	-		-	-	-	-	490,040	490,040

Balance, March 31, 2022	-	$-	2,000,000	$200	47,796,859	$4,779	$22,461,772	$-	$(261,059)	$(25,484,011)	$(3,278,319)

Balance, December 31, 2022	-	$-	2,000,000	$200	75,437,604	$7,544	$24,427,009	$-	$(261,059)	$(25,320,424)	$(1,146,730)

Reclassification of convertible debt	-	-	-	-	-	-	(247,142)	-	-	-	(247,142)
Exercise of warrants	-	-	-	-	-	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	-	-	-	-	-	(380,952)	(380,952)

Balance, March 31, 2023	-	$-	2,000,000	$200	75,437,604	$7,544	$24,179,867	$6,000	$(261,059)	$(25,701,376)	$(1,768,824)

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$(380,952)	$490,040
Adjustments to reconcile net income (loss) to net cash used in operations
Loss (gain) on derivative liability	139,951	(1,166,839)
Non cash interest expense	97,712	22,457
Gain on settlement of notes payable	-	(18,277)
Share professional fees/ compensation	-	201,957
Depreciation and amortization	3,004	3,004
Changes in operating assets and liabilities
Inventory	45,420	(23,531)
Advances to suppliers	-	(12,951)
Other receivables	30,000	-
Accounts payable and accrued expenses	210,134	20,754
Net cash provided by (used in) operating activities	145,269	(483,386)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	-	650,000
Proceeds from related party loans	-	5,000
Proceeds from warrant exercise	6,000	-
Repayment of related party advances	(95,846)	-
Repayment of convertible notes	(118,800)	-
Net cash provided by (used in) financing activities	(208,646)	655,000

Net increase (decrease) in cash	(63,377)	171,614
Cash, beginning of period	64,419	12,913
Cash, end of period	$1,042	$184,527

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Conversion of debt for common stock	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

On November 16, 2013, the Company entered into a Share Exchange Agreement (SEA) with Textmunication, Inc. a California corporation, whereby the sole shareholder of the Company received 65,640,207 new shares of common stock of the Company in exchange for 100% of the Textmunication’s issued and outstanding shares. Textmunication is an online mobile marketing platform service.

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

Finally, the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; and (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000. Both are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO without cause before one-year of service and eight (8) weeks after one-year of service. During the quarter ended March 31, 2023, these employment agreements were suspended.

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

Reclassifications

Certain reclassifications have been made to the March 31, 2022 classifications to make them comparable to March 31, 2023.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2023, the Company has an accumulated deficit of $25,701,376. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2023 and December 31, 2022, there’s no allowance for doubtful accounts and bad debts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of the revenue when, or as, performance obligations are satisfied

Revenue is generally recognized upon purchase of products by customers.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended March 31, 2023 and year ended December 31, 2022.

As of March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	212,438	212,438

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	72,487	72,487

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first in, first out basis. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At March 31, 2023 and December 31, 2022, amounts due related parties were $69,100 and $164,946, respectively. These advances are non-interest bearing and payable upon demand.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Convertible notes face value	$1,535,000	$988,800
Less: Discounts	(27,288)	-
Less: Debt issuance cost	-	-
Net convertible notes	$1,507,712	$988,800

At March 31, 2023 and December 31, 2022, $200,000 of the convertible notes were 8% Unsecured Convertible Promissory Notes (“Notes”) from an investor issued March 5, 2021. The note has an automatic conversion into equity on the maturity date, which was July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. The noteholder has expressed to the Company not to convert his Note into shares in the near term. Consequently, we have mutually agreed not to accrue interest on the this Note going forward.

During the year ended December 31, 2022, the Company entered into Securities Purchase Agreements with five accredited investors, pursuant to which we issued and sold to the investors convertible promissory notes with a total principal amount of $715,000. We received $650,000 from the Notes after applying the original issue discount to the Notes. The Securities Purchase Agreements also included 812,500 warrants with a 5 year life and exercise price of $0.40 and 650,000 commitment shares. These notes have a Fixed Conversion Price or, at the option of the Holder in the event that the Borrower fails to complete a Qualified Offering before the five (5) month anniversary of the Issue Date, the Registration Conversion Price . The “Fixed Conversion Price” shall mean $0.15 per share. The “Registration Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the volume weighted average of the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On June 27, 2022, we issued and sold to an accredited investor a convertible promissory note the principal amount of $138,800 under a Securities Purchase Agreement of the same date. We received $128,500 from the Note after applying the original issue discount to the Note. During the three months ended March 31, 2023, the Company repaid $118,800 of this note, leaving a balance of $20,000 at March 31, 2023.

This note has a Variable Conversion Price of 73% of market price, market price is average of 3 lowest prices over previous 10 days.

Finally, on September 8, 2022, we issued and sold a senior secured convertible promissory note to AJB Capital Investments LLC for a principal amount of $600,000, together with guaranteed interest of 12% per year calendar from the date hereof. All Principal and Interest owing hereunder, along with any and all other amounts, shall be due and owing on the Maturity Date March 8, 2023. We received $540,000 from the Note after applying the original issue discount to the Note. The note is convertible at a Variable Conversion Price shall equal the volume weighted average trading price (i) during the previous twenty (20) Trading Day period ending on the date of issuance of this Note, or (ii) during the previous twenty (20) Trading Day period ending on the Conversion Date.

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

In connection with the investment, the Company issued Commitment Shares to the Investors in the amount of 5,571,429 shares collectively during the year ended December 31, 2022.

As of March 31, 2023 and December 31, 2022, accrued interest payable on notes payable was $153,344 and $265,480 respectively.

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

NOTE 5 – DERIVATIVE LIABILITIES

Certain of the above convertible notes contained an embedded conversion option with a conversion price that could result in issuing an undeterminable amount of future common stock to settle the host contract. Accordingly, the embedded conversion option is required to be bifurcated from the host instrument (convertible note) and treated as a liability, which is calculated at fair value, and marked to market at each reporting period.

The Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	March 31, 2023	December 31, 2022

Exercise price	$0.027 - $0.029	$0.030
Expected volatility	338%	220%
Risk-free interest rate	4.50%	1.45%
Expected term (in years)	0.24 – 1.00	.1
Expected dividend rate	0%	0%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $6,280 and $1,165 for the three months ended March 31, 2023 and 2022, respectively.

Executive Employment Agreement

On October 25, 2019 the Company entered into Employment Agreements with the following persons: (i) Geoffrey Selzer as Chief Executive Officer (CEO) of the Company with an annual salary of $180,000; (ii) Pamela Kerwin as Chief Operating Officer (COO) of the Company with an annual salary of $120,000; (iii) David Thielen as Chief Investment Officer (CIO) of the Company with an annual salary of $120,000. All are eligible for salary increases upon milestone achievements and other benefits. The Employment Agreement for the CEO has a term of 2 years and can’t be terminated without cause. Severance of six (6) weeks is available for termination of the COO and CIO without cause before one-year of service and eight (8) weeks after one-year of service. These agreements were suspended during the three months ended March 31, 2023.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the first quarter of 2023, the Company did not issue any shares of common or preferred stock. The Company received proceeds of $6,000 from the exercise of 249,255 warrants. The 249,255 shares of common stock have yet to be issued at March 31, 2023.

During the first quarter of 2022 the Company issued a total of 904,666 shares of common stock to vendors for compensation and services rendered. The fair market value of the shares issued accounted as expenses as follows:

Professional Fees	$195,509
Convertible promissory notes
Total	$195,509

NOTE 7 – SUBSEQUENT EVENTS

On April 7, 2023, the Company paid the remaining $20,000 balance due on the 1800 Diagonal Lending, LLC convertible note that was issued on June 27, 2022 and retired the note. The principal amount of the note prior to interest and fees was $138,800.

On April 21, 2023, the Company signed a non-binding Letter of Intent (“LOI”) to acquire Pegasus Specialty Vehicles, LLC (“Pegasus”).

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

Overview

On October 25, 2019, we announced our entry into the cannabis industry by acquiring Resonate Blends LLC (“Resonate Blends”), a California-based cannabis wellness lifestyle product company built on a proprietary system of experiential targets. Resonate Blends is a brand-focused cannabis organization offering premium brands of consistent quality. We also acquired Entourage Labs LLC (“Entourage Labs”), a sister company of Resonate Blends. Entourage Labs is the Intellectual Property (IP) subsidiary of Resonate Blends.

For the first two years, we concentrated on releasing product and brand building in California, and looked into state expansion efforts as well. Resonate followed the launch of its first six Koan products, based on The Resonate System, by releasing “Love” in Q1-2022 and “Sleep” Cordials in Q2-2022. To address the price sensitivity of the market, Resonate also produced multi-serve versions of our most popular Cordials which significantly reduced the cost per serving. The Resonate products were designed for the discriminating wellness— focused consumer and that market has been slower to develop than anticipated. The current buyers of cannabis products seem interested in purchasing the highest level of THC for the least amount of money.

While we have won awards for our Koan Cordial brand, such as the LMCC award for “Best New Brand of 2021” and also a Cannabis Clio Award for “Packaging and Design”, the current environment in California has made it difficult to scale our business opportunities in a challenging market environment. Burdens such as overregulation, high taxes, price compression, the growth of the illicit market and the overpopulation of dispensaries in some areas, and no dispensaries in other areas – have made it difficult for many brands in California to succeed.

The legal cannabis industry itself is laden with obstacles. There are significant restrictions on marketing activities and excessively high banking fees for compliant financial institutions. Layer upon layer of taxes raise prices of legal cannabis products so that they become cost prohibitive for customers. Many of the California dispensaries are in financial trouble and are unable to pay for the products that they have purchased. The distributor therefore prevents those accounts from ordering additional products. These and other constraints have made it difficult to build a successful business in the cannabis industry at this time. The cannabis industry is still in its infancy, so we expect continued headwinds. We recently pivoted to the cannabis consumption lounges for new revenue traction. These lounges are becoming popular in California, and we’ve teamed with several new lounges to introduce our six (6) Cordial blends into this new environment.

The Company’s growth strategy is to create an innovative ecosystem of companies, investments and research that all support The Resonate System and its mission of empowering the wellness market. We have a product line of Cordials and have introduced our brand and products to the market through dispensaries in California and now into cannabis consumption lounges. Although we have had some success in establishing our presence in the California market, as of the date of this filing, we have not achieved significant revenues. We have a working capital deficit of $2,632,858 as of March 31, 2023, and we are wholly dependent on capital to fund our business operations. For these reasons, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Since late 2019, we have been attempting to raise money to implement our business plan but have not been able to secure all the funds necessary to do so. The lack of sufficient funds, the present economy, the restrictions on commercial banking and the saturated nature of the cannabis industry have prevented this from happening. We have recently relied on convertible loans for working capital expenses. These loans were mostly on unfavorable terms, such as discounted conversion rights, original discounts, equity incentives and restrictive covenants. As we have been unable to raise the capital necessary to fully implement our business plan, we recently commenced a search for other business opportunities that may benefit our shareholders and allow us to raise capital to build a stronger operation.

Recent negotiations with what we believe is a more viable business opportunity for the holding company has emerged. We signed a non-binding Letter of Intent (“LOI”) with Pegasus Specialty Vehicles, LLC (“Pegasus”). Pegasus is a manufacturer built on an innovative business model and manufacturing architecture providing best-in-class traditional, electric (EV) and hydrogen solutions to the multi-billion dollar school bus industry and also the broader specialty vehicle market. This leads us to believe that we will be revising our business plan and focus over the coming weeks and months. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to continue with our efforts in the cannabis industry.

The principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. The executive telephone number is (571) 888-0009.

Results of Operation for Three Months Ended March 31, 2023 and 2022

Revenues

We have generated $10,107 in sales for the three months ended March 31, 2023, as compared with $27,652 in sales for the three months ended March 31, 2022 on our current product line. We launched our first line of Cordial products in California in 2021, and we have started to generate revenues from the sale of these products.

We anticipate consistent revenues on our Cordials, including our newly launched Sleep Cordial, for the rest of 2023. In Q3 2022, we rolled out a new packaging configuration for our Cordials: to include a one-pack, a 4-pack to replace the 3-pack and a multi-dose bottle which is expected to bring the cost per dose down considerably. Our family of Cordial products are now fully in the market; however, it may take some time for the markets to react, gain traction and result in brand awareness among our customers. There can be no assurances, however, that customers will positively react to our products.

As explained above, we are currently in negotiations to enter the electric vehicle (EV) bus and clean energy specialty vehicle sector. If this opportunity develops, we may be revising our business plan and focus over the coming months.

Gross Profit

We incurred $8,572 in cost of revenues for the three months ended March 31, 2023, resulting in a gross profit of $1,535 for the three months ended March 31, 2023. We have had little historical data to compare our margins for the sale of our new products, which were introduced into the retail channel in late Q2 of 2021. We incurred $12,857 in cost of revenues for the three months ended March 31, 2022, resulting in a gross profit of $14,795 for the three months ended March 31, 2022. In addition, our gross margin percentage was 15% for the three months ended March 31, 2023 due to initial discounting in developing new market share, which we hope will stabilize in the 35% to 43% range as we implement cost saving measures and roll out new products to increase sales for the balance of 2023. We are also implementing new packaging configurations which we expect to stabilize our overall gross margin.

Operating Expenses

Our operating expenses were $98,421 for the three months ended March 31, 2023, as compared with $655,619 for the three months ended March 31, 2022.

The main drivers for the overall decrease in operating expenses in 2023 were the reduction of advertising, salaries as well as not issuing any shares for compensation or services.

Unless we engage in a business combination with an opportunity within the electric vehicle (EV) bus and clean energy specialty vehicle sector, our continued focus on sales, advertising, marketing and new product development costs to support our planned growth is expected to increase throughout 2023.

We spent $152,187 less on advertising for the three months ended March 31, 2023, than for the three months ended March 31, 2022. We spent more on advertising for the three months ended March 31, 2022 to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods.

Professional fees decreased by $12,710 for the three months ended March 31, 2023, over the three months ended March 31, 2022. Our professional fees were less for this quarter compared to the same quarter last year, but we expect that professional fees will increase in 2023 as we continue to ramp up operations or if we engage in a business combination with an opportunity within the electric vehicle (EV) bus and clean energy specialty vehicle sector.

General and administrative expenses increased by $39,656 for the three months ended March 31, 2023, over the three months ended March 31, 2022. We expect general and administrative expenses to remain fairly constant throughout 2023, but expenses could increase significantly if we acquire new companies as part of our overall corporate strategy or We expect general and administrative expenses to remain fairly constant throughout 2023, but expenses could increase significantly if we engage in a business combination with an opportunity within the electric vehicle (EV) bus and clean energy specialty vehicle sector.

Other Income

We had other expenses of $284,066 for the three months ended March 31, 2023, compared with other income of $1,130,864 for the same period ended March 31, 2022.

Our other expense for the three months ended March 31, 2023 was mainly attributable a loss on the remeasurement of derivative liabilities, interest expense and amortization of debt discounts on convertible notes.

Our other income for the three months ended March 31, 2022 was mainly attributable to the gain on remeasurement of derivative liabilities.

Net Income

We had a net loss of $(380,952) for the three months ended March 31, 2023, as compared with net income of $653,627 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $236,114 consisting of $1,042 in cash, $120,000 in other receivable and $115,072 in inventory. Our total current liabilities as of March 31, 2023 were $2,026,144. We had a working capital deficit of $1,790,030 as of March 31, 2023 compared with a working capital deficit of $1,170,940 as of December 31, 2022.

Cash Flows from Operating Activities

Operating activities provided $145,269 in cash for the three months period ended March 31, 2023, compared with cash used of $483,386 for the three months period ended March 31, 2022. Our operating cash flow for the three months period ended March 31, 2023 was largely the result of an increase in accounts payable of $210,134, offset by our net loss, net of non-cash charges, of $140,285. Our negative operating cash flow for the three months period ended March 31, 2022 was largely the result of our net loss, net of non-cash charges, of $467,658.

Cash Flows from Investing Activities

We did not use cash for investing activities for the three months ended March 31, 2023 or 2022.

Cash Flows from Financing Activities

Cash flows used in financing activities during the three months ended March 31, 2023 amounted to $208,646, compared with cash flows provided by financing activities of $655,000 for the three months period ended March 31, 2022. Our use of cash flows for the three months period ended March 31, 2023 consisted of repayments of convertible and related party debt. Our positive cash flows for the three months ended March 31, 2022 consisted of proceeds from Convertible notes payable of $650,000.

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

Going Concern

As of March 31, 2023, we have an accumulated deficit of $25,701,376. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 17, 2023.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	May 22, 2023

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date:	May 22, 2023

By:	/s/ David Thielen
David Thielen
Title:	Chief Financial Officer and Director

