Form 10-Q
period 2023-06-30
Resonate Blends, Inc.
filed 2023-08-14
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,748,596 common shares as of August 14, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

Resonate Blends, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,260	$64,419
Inventory	101,019	160,492
Other receivable	120,000	150,000
Deposit on acquisition of Pegasus Specialty Vehicles LLC	435,000	-
Total current assets	658,279	374,911

Fixed assets, net	19,172	24,110
Investment	100	100

TOTAL ASSETS	$677,551	$399,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$298,397	$319,618
Due to related parties	70,099	164,946
Convertible notes payable	1,527,672	988,800
Senior promissory note	456,305	-
Derivative liability	424,224	72,487
Total current liabilities	2,776,697	1,545,851

Total liabilities	2,776,697	1,545,851

Stockholders’ Deficit
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued and outstanding	-	-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 issued and outstanding	-	-
Common stock; $0.0001 par value; 200,000,000 shares authorized; 78,328,877 and 75,437,604 shares issued and outstanding	7,833	7,544
Common stock issuable	-	-
Stock subscription receivable	(261,059)	(261,059)
Additional paid-in capital	24,257,566	24,427,009
Accumulated deficit	(26,103,686)	(25,320,424)
Total stockholders’ deficit	(2,099,146)	(1,146,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$677,551	$399,121

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUES	$6,361	$2,836	$16,468	$30,488
COST OF REVENUES	4,685	2,421	13,257	15,278
Gross profit	1,676	415	3,211	15,210

OPERATING EXPENSES
Advertising	153	69,806	13,437	235,277
General and administrative	24,263	78,987	91,435	106,503
Legal and professional	25,815	47,663	38,780	73,338
Officer compensation	-	89,250	5,000	324,250
Non cash management fees	-	4,505	-	206,462
Total operating expenses	50,231	290,211	148,652	945,830

OPERATING LOSS	(48,555)	(289,796)	(145,441)	(930,620)

OTHER INCOME (EXPENSES)
Interest expense	(105,706)	(344)	(152,109)	(22,801)
Gain (loss) on change in derivative liability	(211,786)	520,273	(351,737)	1,687,112
Amortization of issuance costs	(36,263)	-	(133,975)	(31,795)
Gain on settlement of notes payable	-	(18,403)	-	(126)
Total operating income (expense)	(353,755)	501,526	(637,821)	1,632,390

NET INCOME (LOSS)	$(402,310)	$211,730	$(783,262)	$701,770

INCOME (LOSS) PER SHARE- basic and diluted	$(0.01)	$0.00	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	76,480,707	47,846,859	75,962,037	47,846,859

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid-in	Common Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Receivable	Deficit	Total
Balance, December 31, 2021	-	$-	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$-	$(25,974,051)	$(4,101,931)

Issuance of common stock in private placement	-	-	-	-	1,065,556	107	260,952	-	(261,059)	-	-
Issuance of common stock for debt conversions	-	-	-	-	780,000	78	131,447	-	-	-	131,525
Stock issuance for services	-	-	-	-	904,666	90	201,957	-	-	-	202,047
Net income	-	-	-	-		-	-	-	-	490,040	490,040

Balance, March 31, 2022	-	$-	2,000,000	$200	47,796,859	$4,779	$22,461,772	$-	$(261,059)	$(25,484,011)	$(3,278,319)

Stock issuance for services	-	-	-	-	50,000	5	4,500	-	-	-	4,505
Net income	-	-	-	-	-	-	-	-	-	211,730	211,730

Balance, June 30, 2022	-	$-	2,000,000	$200	47,846,859	$4,784	$22,466,272	$-	$(261,059)	$(25,272,281)	$(3,062,084)

Balance, December 31, 2022	-	$-	2,000,000	$200	75,437,604	$7,544	$24,427,009	$-	$(261,059)	$(25,320,424)	$(1,146,730)

Reclassification of convertible debt	-	-	-	-	-	-	(247,142)	-	-	-	(247,142)
Exercise of warrants	-	-	-	-	-	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	-	-	-	-	-	(380,952)	(380,952)

Balance, March 31, 2023	-	-	2,000,000	200	75,437,604	7,544	24,179,867	6,000	(261,059)	(25,701,376)	(1,768,824)

Exercise of warrants	-	-	-	-	1,273,273	127	29,873	(6,000)	-	-	24,000
Stock issuance for services	-	-	-	-	250,000	25	2,278	-	-	-	2,303
Issuance of common stock for commitment fees	-	-	-	-	1,368,000	137	45,548	-	-	-	45,685
Net loss	-	-	-	-	-	-	-	-	-	(402,310)	(402,310)

Balance, June 30, 2023	-	$-	2,000,000	$200	78,328,877	$7,833	$24,257,566	$-	$(261,059)	$(26,103,686)	$(2,099,146)

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$(783,262)	$701,770
Adjustments to reconcile net income (loss) to net cash used in operations
Gain on derivative liability	351,737	(1,687,112)
Non cash interest expense	133,975	-
Gain on settlement of notes payable	-	-
Share professional fees/ compensation	47,988	206,462
Depreciation and amortization	4,938	4,711
Stock subscription receivable	-	(261,059)
Changes in operating assets and liabilities
Inventory	59,473	(20,396)
Advances to suppliers	-	(3,721)
Other receivables	30,000	-
Accounts payable and accrued expenses	271,639	40,281
Due to related party	-	9,500
Net cash provided by (used in) operating activities	116,488	(1,009,564)

Cash Flows from Investing Activities
Deposit on acquisition of Pegasus Specialty Vehicles LLC	(435,000)	-
	(435,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	460,000	788,800
Proceeds from subscription	-	392,674
Proceeds from warrant exercise	30,000	-
Repayment of related party advances	(94,847)	-
Repayment of convertible notes	(138,800)	(150,000)
Net cash provided by (used in) financing activities	256,353	1,031,474

Net increase (decrease) in cash	(62,159)	21,910
Cash, beginning of period	64,419	12,913
Cash, end of period	$2,260	$34,823

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Conversion of debt for common stock	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

On June 20, 2023, the Company entered into an Agreement and Plan of Merger with Pegasus Specialty Vehicles, LLC, an Ohio limited liability company, and Pegasus Specialty Holdings LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company.

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

Reclassifications

Certain reclassifications have been made to the June 30, 2022 classifications to make them comparable to June 30, 2023.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2023, the Company has an accumulated deficit of $26,103,686. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of June 30, 2023 and December 31, 2022, there’s no allowance for doubtful accounts and bad debts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended June 30, 2023 and year ended December 31, 2022.

As of June 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	$424,224	$424,224

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	$72,487	$72,487

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first in, first out basis.. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions. Generally, the Company only keeps inventory on hand for sales made and in which a deposit has been received.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At June 30, 2023 and December 31, 2022, amounts due related parties were $69,100 and $164,946, respectively. These advances are non-interest bearing and payable upon demand.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Convertible notes face value	$1,540,000	$988,800
Less: Discounts	(12,328)	-
Less: Debt issuance cost	-	-
Net convertible notes	$1,527,672	$988,800

At June 30, 2023 and December 31, 2022, $200,000 of the convertible notes was an 8% Unsecured Convertible Promissory Note from an investor issued March 5, 2021. The note has an automatic conversion into equity on the maturity date, which was July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. The noteholder has expressed to the Company not to convert his Note into shares in the near term. Consequently, we have mutually agreed not to accrue interest on the this Note going forward.

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

On June 27, 2022, we issued and sold to an accredited investor a convertible promissory note the principal amount of $138,800 under a Securities Purchase Agreement of the same date. We received $128,500 from the Note after applying the original issue discount to the Note. During the six months ended June 30, 2023, the Company repaid the entire note.

On September 8, 2022, we issued and sold a senior secured convertible promissory note to AJB Capital Investments LLC for a principal amount of $600,000, together with guaranteed interest of 12% per year calendar from the date hereof. All Principal and Interest owing hereunder, along with any and all other amounts, shall be due and owing on the Maturity Date March 8, 2023. We received $540,000 from the Note after applying the original issue discount to the Note. The note is convertible at a Variable Conversion Price shall equal the volume weighted average trading price (i) during the previous twenty (20) Trading Day period ending on the date of issuance of this Note, or (ii) during the previous twenty (20) Trading Day period ending on the Conversion Date

The Maturity Date may be extended at the sole discretion of the Borrower up to six (6) months following the date of the original Maturity Date hereunder. In the event that the Maturity Date is extended, the interest rate shall equal fifteen percent (15%) per annum for any period following the original Maturity Date, payable monthly.

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

As of June 30, 2023 and December 31, 2022, accrued interest payable on notes payable was $202,556 and $265,480 respectively.

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

The Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	June 30, 2023	December 31, 2022

Exercise price	$0.024 - $0.031	$0.030
Expected volatility	473%	220%
Risk-free interest rate	4.64%	1.45%
Expected term (in years)	1.00	.1
Expected dividend rate	0%	0%

NOTE 6 – SENIOR PROMISSORY NOTE

On June 20, 2023, the Company signed a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold to the accredited investor a 15% original issue discount Senior Promissory Note (non-convertible), dated June 20, 2023, in the principal amount of $575,000. The Senior Promissory Note is secured by all of the Company’s assets under a separate security agreement between the accredited investor and the Company.

The Company received $435,000 from the Senior Promissory Note after applying the original issue discount and commissions and fees. The proceeds were utilized as a deposit on the Company’s acquisition of Pegasus Specialty Vehicles, LLC (See Note 7).

The maturity date for repayment of the Senior Promissory Note is September 20, 2023 and bears interest at 15% per annum starting 60 days after issuance and interest payable in cash monthly thereafter. The Company may prepay the Senior Promissory Note at any time, but is required to pay a premium of 104% of the principal amount if repaid after 60 days.

As additional consideration, the Company issued 1,318,000 shares of its common stock as commitment shares. The Company is required to issue additional commitment shares in the event the Senior Promissory Note is not prepaid at 60 days. Pursuant to a Registration Rights Agreement, the Company has agreed to register the commitment shares with the SEC no later than 90 days from the issuance of the Senior Promissory Note.

In the agreements, the Company agreed to certain restrictive covenants, including a restriction on borrowing and a most favored nation clause in favor of the accredited investor for any future offerings not specifically exempted.

On June 20, 2023, the Company and Pegasus Specialty Vehicles, LLC entered into a Loan and Security Agreement whereby the Company lent to Pegasus the principal amount of $575,000 secured by all of the Pegasus’ assets, but subordinate to the security interest of accredited investor and another lender of Pegasus.

NOTE 7 – AGREEMENT AND PLAN OF MERGER WITH PEGASUS SPECIALTY VEHICLES, LLC

On June 20, 2023, the Company entered into an Agreement and Plan of Merger with Pegasus Specialty Vehicles, LLC, an Ohio limited liability company (“Pegasus”), and Pegasus Specialty Holdings LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“Pegasus Sub”).

The Merger Agreement provides that at the closing, subject to terms and conditions, Pegasus Sub will merge with and into Pegasus, with Pegasus surviving as a wholly-owned subsidiary of the Company. At Closing of the Merger, the issued and outstanding common shares of Pegasus will automatically be converted into the right to receive an aggregate of 623,500 shares of Series AA Preferred Stock of the Company.

The Company, Pegasus, and Pegasus Sub have each made various representations and warranties and agreed to certain covenants in the Merger Agreement, including a covenant by the Company that it would raise $3,000,000 less costs in new financing at Closing, with $435,000 loaned pre-Closing to Pegasus under a secured promissory note with a face value of $575,000. Pegasus granted a security interest to the Company in all of Pegasus’ assets on the $575,000 loan, subordinate to other security interests as to the same collateral. The Company received $500,000 from the Note after applying the Original Issue Discount (OID), $30,000 of which was used to pay commission to a broker as placement agent, $30,000 was paid to the lender for its legal fees and $5,000 for a due diligence fee paid to the lender. The balance was tendered to the Company to lend to Pegasus under a Loan and Security Agreement as described below.

Consummation of the Merger is subject to the satisfaction or, if permitted by applicable law, waiver, by the Company, Pegasus, or both of various conditions. For Pegasus, these conditions include, without limitation, (i) an agreeable plan to spin out the existing Company cannabis assets and operations, (ii) an agreeable plan to transfer the outstanding shares of Series C Preferred Stock of the Company to Brian Barrington simultaneously to the date of the aforementioned spin-out; (iii) an agreeable plan to retire the Series E Designation; (iv) financing by the Company of $3,000,000 less costs; (v) the filing of the Certificate of Designation for the Series AA Preferred Stock with the Secretary of State of Nevada; and (vi) certain other customary conditions. For the Company, these conditions include, without limitation, (i) a secured promissory note issued by Pegasus to the Company in the amount of $500,000 with the collateral being a UCC lien subordinate to other lenders; (ii) the payback by the Company of certain advances contributed by corporate officers and others in the Company in an amount not to exceed $140,000; (iii) resolutions of the equity holders of Pegasus approving the Merger Agreement and the transactions contemplated; and (iv) certain other customary conditions.

The Merger Agreement contains certain termination rights including the right of the parties to mutually agree upon termination, and by each of the Company and Pegasus unilaterally if the other party has committed a violation of the covenants, representations and warranties in the Merger Agreement.

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by the board of directors of Pegasus, and unanimously approved by the board of directors of the Company.

The Closing of the Merger is expected to occur as soon as practicable after the satisfaction or waiver of all the conditions to Closing in the Merger Agreement, which is currently expected to be in the 3rd quarter of calendar year 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $7,539 and $2,502 for the six months ended June 30, 2023 and 2022, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2023, the Company issued the following shares of common stock:

●	The Company issued 1,273,273 shares of common stock for the exercise of a warrant for proceeds of $30,000;
●	The Company issued 250,000 shares of common stock under a consulting agreement with a 1 year term. The shares were valued at $14,250, the fair value at the issuance date. Of this amount, $2,303 was recognized during the six months ended June 30, 2023, with the remaining $11,947 unrecognized.
●	The Company issued a total of 1,368,000 shares of common stock as commitment fees under borrowing agreements. The Company recognized $45,685 in expenses, the fair value of the common stock on the issuance dates.

During the six months ended June 30, 2022 the Company issued a total of 954,666 shares of common stock to vendors for compensation and services rendered, valued at $200,014.

NOTE 10 – SUBSEQUENT EVENTS

The Company had one remaining convertible noteholder from the March 12, 2021 Private Placement Memorandum (PPM) that was holding his note, without accrued interest, since the note maturity date of January 3, 2022. On July 10, 2023, the noteholder converted his entire outstanding note into 3,282,219 shares of the Company’s common stock and the note is now fully retired.

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

Actual results may differ materially from these expectations due to uncertainties related to the successful completion of our acquisition of Pegasus Specialty Vehicles, LLC, or our failure to complete such acquisition; the impact of the pendency of our acquisition on our business and operations; the timing and expected financing and the merger; the possibility that any or all of the various conditions to the consummation of the merger may not be satisfied or waived in a timely manner, if at all; the possibility of business disruptions due to transaction-related uncertainty; and the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement.

Other factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including the risks and uncertainties identified under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K.

Overview

Our History and Experience in the Cannabis Space

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

For the first two years, we concentrated on releasing product and brand building in California and investigated state expansion efforts as well. Resonate followed the launch of its first six Koan products, based on The Resonate System, by releasing “Love” in Q1-2022 and “Sleep” Cordials in Q2-2022. To address the price sensitivity of the market, Resonate also produced multi-serve versions of our most popular Cordials which significantly reduced the cost per serving. The Resonate products were designed for the discriminating wellness— focused consumer and that market has been slower to develop than anticipated. The current buyers of cannabis products seem interested in purchasing the highest level of THC for the least amount of money.

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

The Company’s growth strategy is to create an innovative ecosystem of companies, investments and research that all support The Resonate System and its mission of empowering the wellness market. We have a product line of Cordials and have introduced our brand and products to the market through dispensaries in California and now into cannabis consumption lounges. Although we have had some success in establishing our presence in the California market, as of the date of this filing, we have not achieved significant revenues. We have a working capital deficit of $2,118,418 as of June 30, 2023, and we are wholly dependent on capital to fund our business operations. For these reasons, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

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

The Merger Agreement with Pegasus Specialty Vehicles, LLC

Recent negotiations with what we believe is a more viable business opportunity for the holding company has emerged. On June 20, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pegasus Specialty Vehicles, LLC (“Pegasus”), and Pegasus Specialty Holdings LLC, an Ohio limited liability company and our wholly-owned subsidiary (“Merger Sub”).

The Merger Agreement provides that at the closing (the “Closing”), subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with Pegasus surviving the Merger as a wholly-owned subsidiary of our company. At Closing of the Merger, the issued and outstanding common shares of Pegasus will automatically be converted into the right to receive an aggregate of 623,500 shares of Series AA Preferred Stock of Parent (the “Merger Consideration”).

Each of our company, Pegasus, and Merger Sub has made various representations and warranties and agreed to certain covenants in the Merger Agreement, including a covenant by us that we would raise $3,000,000 less costs in new financing at Closing, with $500,000 of such amount less costs loaned pre-Closing to Pegasus under a secured promissory note. Pegasus has a covenant that it would grant a security interest to us in all of its assets on the $500,000 loan, subordinate to other security interests as to the same collateral.

Consummation of the Merger is subject to the satisfaction or, if permitted by applicable law, waiver, by us, Pegasus, or both of various conditions. For Pegasus, these conditions include, without limitation, (i) an agreeable plan to spin out the existing cannabis assets and operations, (ii) an agreeable plan to transfer the outstanding shares of Series C Preferred Stock of our company to Brian Barrington simultaneously to the date of the aforementioned spin-out; (iii) an agreeable plan to retire the Series E Designation; (iv) financing by us of $3,000,000 less costs; (v) the filing of the Certificate of Designation for the Series AA Preferred Stock with the Secretary of State of Nevada; and (vi) certain other customary conditions. For us, these conditions include, without limitation, (i) a secured promissory note issued by Pegasus to us in the amount of $500,000 with the collateral being a UCC lien subordinate to other lenders; (ii) the payback by us of certain advances contributed by corporate officers and others in our company in an amount not to exceed $140,000; (iii) resolutions of the equity holders of Pegasus approving the Merger Agreement and the transactions contemplated; and (iv) certain other customary conditions.

The Merger Agreement contains certain termination rights including the right of the parties to mutually agree upon termination, and by each of Pegasus and our company unilaterally if the other party has committed a violation of the covenants, representations and warranties in the Merger Agreement.

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by the board of directors of our company, and unanimously approved by the board of directors of Pegasus and Merger Sub.

The Closing of the Merger is expected to occur as soon as practicable after the satisfaction or waiver of all the conditions to Closing in the Merger Agreement, which is currently expected to be in the 3rd quarter of calendar year 2023.

Also on June 20, 2023, we signed a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which we issued and sold to the Investor a 15% OID Senior Promissory Note (non-convertible), dated June 20, 2023, in the principal amount of $575,000 (the “Note”). The Note is secured by all of Pegasus’ assets under a separate security agreement between the Investor and Pegasus.

We received $500,000 from the Note after applying the original issue discount to the Note, $30,000 of which was used to pay a commission to a broker as placement agent and $30,000 was paid to the lender for its legal fees, and the balance was tendered to us to lend to Pegasus under a Loan and Security Agreement (described below) (the “Loan”).

The maturity date for repayment of the Note is September 20, 2023, and the Note bears interest at 15% per annum starting 60 days after issuance and interest payable in cash monthly thereafter. We may prepay the Note at any time, but if we repay the Note after 60 days, it is required to pay a premium of 104% of the principal amount.

As additional consideration, we agreed to issue to the Investor 1,318,000 shares of our common stock as commitment shares. We are required to issue additional commitment shares in the event the Note is not prepaid at 60 days. Pursuant to a Registration Rights Agreement (the “Registration Agreement”), we have agreed to register the Investor shares with the SEC no later than 90 days from the issuance of the Note.

In the Purchase Agreement, we agreed to certain restrictive covenants, including a restriction on borrowing and a most favored nation clause in favor of Investor for any future offerings not specifically exempted.

Also on June 20, 2023, we and Pegasus entered into a Loan and Security Agreement in the principal amount of $575,000 whereby we lent to Pegasus funds received from the June 20, 2023 Purchase Agreement less expenses secured by all of Pegasus’ assets but subordinate to the security interest of Investor and other lenders of Pegasus.

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

The principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. The executive telephone number is (571) 888-0009.

Results of Operation for Three and Six Months Ended June 30, 2023 and 2022

Revenues

We have generated $6,361 and $16,468 in sales for the three and six months ended June 30, 2023, respectively, as compared with $2,836 and $30,488 in sales for the three and six months ended June 30, 2022, respectively, on our current product line.

We anticipate some increased revenues on our seven Cordials including our newly launched Sleep Cordial, for the rest of 2023, but the increase is not expected to be significant as a result the challenging market conditions we have experienced in the cannabis industry in California, as disclosed above. There can be no assurances, however, that customers will positively react to our products. For these reasons, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

As explained above, we are currently under contract of the Merger Agreement to enter the electric vehicle (EV) bus and clean energy specialty vehicle sector. If this opportunity develops, subject to closing conditions and the availability of financing, we may be revising our business plan and focus over the coming months.

Gross Profit

We paid $4,685 and $13,257 in cost of revenues for the three and six months ended June 30, 2023, respectively, resulting in a gross profit of $1,676 and $3,211 for the three six months ended June 30, 2023, respectively. We paid $2,421 and $15,278 in cost of revenues for the three and six months ended June 30, 2022, respectively, resulting in a gross profit of $415 and $15,210 for the three and six months ended June 30, 2022, respectively.

We have had little historical data to compare our margins for the sale of our new products, which were introduced into the retail channel in late Q2 of 2021. Our gross margin, which is the difference between our revenues and our cost of revenues, is expected to increase in future quarters as we work to increase our efficiency and lessen costs. In addition, our gross margin percentage, which was 26% for the three months ended June 30, 2023, and, if we are unable to consummate the Merger Agreement with Pegasus, we hope our work to continue to penetrate the market and implement cost savings will result in a stabilized 35% to 43% gross margin range for the balance of 2023. We are also implementing new packaging configurations which we expect to stabilize our overall gross margin.

Operating Expenses

Our operating expenses were $50,231 and $148,652 for the three and six months ended June 30, 2023, respectively, as compared with $290,211 and $945,830 for the three and six months ended June 30, 2022, respectively.

The main drivers for the overall decrease in operating expenses in 2023 were the reduction of legal, professional fees and salaries as well as a significant decrease in non-cash management fees.

Unless we engage in a business combination Pegasus, our continued focus on sales, advertising, marketing and new product development costs to support our planned growth is expected to increase throughout 2023, subject to the issues we have been experiencing in the industry, as explained above.

We spent $221,840 less on advertising for the six months ended June 30, 2023, than for the six months ended June 30, 2022. We spent more on advertising for the six months ended June 30, 2022 to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods.

Professional fees decreased by $34,558 for the six months ended June 30, 2023, over the six months ended June 30, 2022. Our professional fees were less for this quarter compared to the same quarter last year, but we expect that professional fees will increase in 2023 as we continue to ramp up operations or if we engage in a business combination with Pegasus as described above.

General and administrative expenses increased by $15,068 for the six months ended June 30, 2023, over the six months ended June 30, 2022. We expect general and administrative expenses to remain fairly constant throughout 2023, but expenses could increase significantly if we engage in a business combination with Pegasus.

Officer compensation decreased by $319,250 for the six months ended June 30, 2023, over the six months ended June 30, 2022. Our officer compensation was less for this quarter compared to the same quarter last year as we suspended payments of officer salaries during 2023, but we expect that officer compensation will increase in 2023 as we continue to ramp up operations or if we engage in a business combination with Pegasus as described above.

Non-cash management fees decreased by $206,462 for the six months ended June 30, 2023, over the six months ended June 30, 2022. Our non-cash management fees were less for this quarter compared to the same quarter last year as we did not issue shares for services during 2023, but non-cash management fees may increase in 2023 as we continue to ramp up operations or if we engage in a business combination with Pegasus as described above.

Other Income / Expense

We had other expense of $353,755 and $637,821 for the three and six months ended June 30, 2023, respectively, compared with other income of $501,526 and $1,632,390 for the three and six months ended June 30, 2022, respectively.

Our other expense for the six months ended June 30, 2023 was mainly attributable a loss on the change in derivative liability, interest expense and the amortization of debt issuance costs.

Our other income for the six months ended June 30, 2022 was mainly attributable the gain on revaluation of derivative liabilities.

Net Income / Loss

We had net losses of $402,310 and $783,262 for the three and six months ended June 30, 2023, respectively, as compared with net income of $211,730 and $701,770 for the three and six months ended June 30, 2022, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $658,279 consisting of $2,260 in cash, $120,000 in other receivables, $435,000 in a deposit on the acquisition of Pegasus Specialty Vehicles and $101,019 in inventories. Our total current liabilities as of June 30, 2023 were $2,776,697. We had a working capital deficit of $2,118,418 as of June 30, 2023 compared with a working capital deficit of $1,170,940 as of December 31, 2022.

Cash Flows Provided by / Used in Operating Activities

Operating activities provided $116,488 in cash for the six months period ended June 30, 2023, compared with cash used of $1,009,564 for the six months period ended June 30, 2022. Our positive operating cash flow for the six months period ended June 30, 2023, was largely the result of an increase in accounts payable and accrued expenses. Our negative operating cash flow for the six months ended June 30, 2022 was largely the result of our unrealized gain on derivative liability of $1,687,112, offset by our net income of $701,770.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2023, the company used $435,000 in investing activities as a deposit on the acquisition of Pegasus Specialty Vehicles. We did not use cash for investing activities for the six months ended June 30, 2022.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2023 amounted to $256,353, compared with cash flows provided by financing activities of $1,031,474 for the six months ended June 30, 2022. Our positive cash flows for the six months period ended June 30, 2023, consisted of net proceeds from convertible debentures of $321,200, proceeds from the sale of warrants of $30,000 offset by the repayment of related party advances of $94,847. Our positive cash flows for the six months ended June 30, 2022, consisted of proceeds from issuance of common stock of $392,674, proceeds from convertible notes payable of $788,800, offset by payments of notes payable of $150,000.

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

We recently raised $500,000 from the sale of the Note in connection with the covenant made in the Merger Agreement to raise $3,000,000 in funding, with $500,000 available prior to Closing. We plan to raise money in the sale of our equity and/or debt securities. There can be no assurance of funds from these efforts or that any other type of additional financing will be available to us on acceptable terms, or at all.

Any securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Going Concern

As of June 30, 2023, we have an accumulated deficit of $26,103,686. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the six months ended June 30, 2023:

■	The Company issued 1,273,273 shares of common stock for the exercise of a warrant for proceeds of $30,000;

■	The Company issued 250,000 shares of common stock under a one year consulting agreement;

■	The Company issued a total of 1,368,000 shares of common stock as commitment fees under borrowing agreements; and

■	The Company issued a total of 954,666 shares of common stock to vendors for compensation and services rendered.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	August 14, 2023

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

