Form 10-Q
period 2023-09-30
Resonate Blends, Inc.
filed 2023-11-20
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 86,623,596 common shares as of November 20, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited); and
F-6	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim three and nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

Resonate Blends, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$588	$64,419
Inventory	100,883	160,492
Other receivable	120,000	150,000
Deposit on acquisition of Pegasus Specialty Vehicles LLC	720,000	-
Total current assets	941,471	374,911

Fixed assets, net	17,567	24,110
Investment	100	100

TOTAL ASSETS	$959,138	$399,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$361,351	$319,618
Due to related parties	70,099	164,946
Convertible notes payable	1,652,609	988,800
Senior promissory note	575,000	-
Derivative liability	300,997	72,487
Total current liabilities	2,960,056	1,545,851

Total liabilities	2,960,056	1,545,851

Stockholders’ Deficit
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued and outstanding	-	-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 issued and outstanding	-	-
Common stock; $0.0001 par value; 200,000,000 shares authorized; 82,841,096 and 75,437,604 shares issued and outstanding	8,284	7,544
Common stock issuable	-	-
Stock subscription receivable	(261,059)	(261,059)
Additional paid-in capital	24,583,513	24,427,009
Accumulated deficit	(26,331,856)	(25,320,424)
Total stockholders’ deficit	(2,000,918)	(1,146,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$959,138	$399,121

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

REVENUES	$-	$10,429	$16,468	$40,917
COST OF REVENUES	-	9,718	13,257	24,996
Gross profit	-	711	3,211	15,921

OPERATING EXPENSES
Advertising	135	94,978	13,572	330,255
General and administrative	22,785	44,179	114,220	150,682
Legal and professional	24,055	62,969	62,835	136,307
Officer compensation	-	16,750	5,000	341,000
Non cash management fees	-	-	-	206,462
Total operating expenses	46,975	218,876	195,627	1,164,706

OPERATING LOSS	(46,975)	(218,165)	(192,416)	(1,148,785)

OTHER INCOME (EXPENSES)
Interest expense	(155,756)	(70,052)	(307,865)	(92,853)
Gain (loss) on change in derivative liability	123,227	526,415	(228,510)	2,213,527
Amortization of issuance costs	(143,633)	-	(277,608)	(31,795)
Gain (loss) on settlement of notes payable	(5,033)	(176,096)	(5,033)	(176,222)
Total operating income (expense)	(181,195)	280,267	(819,016)	1,912,657

NET INCOME (LOSS)	$(228,170)	$62,102	$(1,011,432)	$763,872

INCOME (LOSS) PER SHARE- basic and diluted	$(0.00)	$0.00	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	81,748,762	75,412,604	77,912,142	75,412,604

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Common
	Series A		Series C		Common Stock		Paid-in	Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Receivable	Deficit	Total
Balance, December 31, 2021	-	$-	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$-	$(25,974,051)	$(4,101,931)

Issuance of common stock in private placement	-	-	-	-	1,065,556	107	260,952	-	(261,059)	-	-
Issuance of common stock for debt conversions	-	-	-	-	780,000	78	131,447	-	-	-	131,525
Stock issuance for services	-	-	-	-	904,666	90	201,957	-	-	-	202,047
Net income	-	-	-	-		-	-	-	-	490,040	490,040

Balance, March 31, 2022	-	-	2,000,000	200	47,796,859	4,779	22,461,772	-	(261,059)	(25,484,011)	(3,278,319)

Stock issuance for services	-	-	-	-	50,000	5	4,500	-	-	-	4,505
Net income	-	-	-	-	-	-	-	-	-	211,730	211,730

Balance, June 30, 2022	-	-	2,000,000	200	47,846,859	4,784	22,466,272	-	(261,059)	(25,272,281)	(3,062,084)

Stock issuance for services	-	-	-	-	25,000	3	2,246	-	-	-	2,249
Stock issuance for debt conversion	-	-	-	-	21,969,316	2,197	1,973,944	-	-	-	1,976,141
Stock issuance in private placement	-	-	-	-	5,571,429	557	243,360	-	-	-	243,917
Net income	-	-	-	-	-	-	-	-	-	62,102	62,102

Balance, September 30, 2022	-	$-	2,000,000	$200	75,412,604	$7,541	$24,685,822	$-	$(261,059)	$(25,210,179)	$(777,675)

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Common
	Series A		Series C		Common Stock		Paid-in	Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Receivable	Deficit	Total
Balance, December 31, 2022	-	$-	2,000,000	$200	75,437,604	$7,544	$24,427,009	$-	$(261,059)	$(25,320,424)	$(1,146,730)

Reclassification of convertible debt	-	-	-	-	-	-	(247,142)	-	-	-	(247,142)
Exercise of warrants	-	-	-	-	-	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	-	-	-	-	-	(380,952)	(380,952)

Balance, March 31, 2023	-	-	2,000,000	200	75,437,604	7,544	24,179,867	6,000	(261,059)	(25,701,376)	(1,768,824)

Exercise of warrants	-	-	-	-	1,273,273	127	29,873	(6,000)	-	-	24,000
Stock issuance for services	-	-	-	-	250,000	25	2,278	-	-	-	2,303
Issuance of common stock for commitment fees	-	-	-	-	1,368,000	137	45,548	-	-	-	45,685
Net loss	-	-	-	-	-	-	-	-	-	(402,310)	(402,310)

Balance, June 30, 2023	-	-	2,000,000	200	78,328,877	7,833	24,257,566	-	(261,059)	(26,103,686)	(2,099,146)

Recognition of stock issued for services	-	-	-	-	-	-	3,592	-	-	-	3,592
Issuance of common stock in private placement	-	-	-	-	137,500	14	9,986	-	-	-	10,000
Conversion of convertible debt	-	-	-	-	3,282,219	328	241,900	-	-	-	242,228
Issuance of common stock for commitment fees	-	-	-	-	1,092,500	109	70,469	-	-	-	70,578
Net loss	-	-	-	-	-	-	-	-	-	(228,170)	(228,170)

Balance, September 30, 2023	-	$-	2,000,000	$200	82,841,096	$8,284	$24,583,513	$-	$(261,059)	$(26,331,856)	$(2,000,918)

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$(1,011,432)	$763,872
Adjustments to reconcile net income (loss) to net cash used in operations
Loss (gain) on derivative liability	228,510	(2,213,527)
Non cash interest expense	277,608	-
Gain on settlement of notes payable	-	-
Share professional fees/ compensation	122,158	206,462
Depreciation and amortization	6,543	6,513
Stock subscription receivable	-	(261,059)
Changes in operating assets and liabilities
Inventory	59,609	50,488
Advances to suppliers	-	(8,762)
Other receivables	30,000	(126,811)
Accounts payable and accrued expenses	376,820	107,970
Due to related party	-	(2,000)
Net cash provided by (used in) operating activities	89,816	(1,476,854)

Cash Flows from Investing Activities
Deposit on acquisition of Pegasus Specialty Vehicles LLC	(720,000)	-
	(720,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	760,000	1,388,800
Proceeds from subscription	-	349,981
Proceeds from private placement	10,000	-
Proceeds from warrant exercise	30,000	-
Repayment of related party advances	(94,847)	-
Repayment of convertible notes	(138,800)	-
Net cash provided by (used in) financing activities	566,353	1,738,781

Net increase (decrease) in cash	(63,831)	261,927
Cash, beginning of period	64,419	12,913
Cash, end of period	$588	$274,840

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Conversion of debt for common stock	$242,228	$2,265,000

The accompanying notes are an integral part of these consolidated financial statements.

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

Reclassifications

Certain reclassifications have been made to the September 30, 2022 classifications to make them comparable to September 30, 2023.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2023, the Company has an accumulated deficit of $26,331,856. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2023 and December 31, 2022, there’s no allowance for doubtful accounts and bad debts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended September 30, 2023 and year ended December 31, 2022.

As of September 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	$300,997	$300,997

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	$72,487	$72,487

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At September 30, 2023 and December 31, 2022, amounts due related parties were $70,099 and $164,946, respectively. These advances are non-interest bearing and payable upon demand.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Convertible notes face value	$1,660,000	$988,800
Less: Discounts	(7,391)	-
Less: Debt issuance cost	-	-
Net convertible notes	$1,652,609	$988,800

At September 30, 2023 and December 31, 2022, $200,000 of the convertible notes was an 8% Unsecured Convertible Promissory Note from an investor issued March 5, 2021. The note has an automatic conversion into equity on the maturity date, which was July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. On July 10, 2023, the note was converted to 3,282,219 shares of common stock.

During the year ended December 31, 2022, the Company entered into Securities Purchase Agreements with five accredited investors, pursuant to which we issued and sold to the investors convertible promissory notes with a total principal amount of $715,000. We received $650,000 from the Notes after applying the original issue discount to the Notes. The Securities Purchase Agreements also included 812,500 warrants with a 5 year life and exercise price of $0.40 and 650,000 commitment shares. These notes have a Fixed Conversion Price or, at the option of the Holder in the event that the Borrower fails to complete a Qualified Offering before the five (5) month anniversary of the Issue Date, the Registration Conversion Price . The “Fixed Conversion Price” shall mean $0.15 per share. The “Registration Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the volume weighted average of the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is currently working with each of the accredited investor on payoff options.

On June 27, 2022, we issued and sold to an accredited investor a convertible promissory note the principal amount of $138,800 under a Securities Purchase Agreement of the same date. We received $128,500 from the Note after applying the original issue discount to the Note. During the nine months ended September 30, 2023, the Company repaid the entire note.

On September 8, 2022, we issued and sold a senior secured convertible promissory note to AJB Capital Investments LLC (“AJB”) for a principal amount of $600,000, together with guaranteed interest of 12% per year calendar from the date hereof. All Principal and Interest owing hereunder, along with any and all other amounts, shall be due and owing on the Maturity Date March 8, 2023. We received $540,000 from the Note after applying the original issue discount to the Note. The note is convertible at a Variable Conversion Price shall equal the volume weighted average trading price (i) during the previous twenty (20) Trading Day period ending on the date of issuance of this Note, or (ii) during the previous twenty (20) Trading Day period ending on the Conversion Date.

The Maturity Date may be extended at the sole discretion of the Borrower up to six (6) months following the date of the original Maturity Date hereunder. In the event that the Maturity Date is extended, the interest rate shall equal fifteen percent (15%) per annum for any period following the original Maturity Date, payable monthly.

The maturity date for repayment of the Notes is nine months from issuance and the Notes bear interest at 10% per annum. On September 29, 2023, we entered into an amendment with AJB extending the maturity date of the Note through December 28, 2023. In exchange for this amendment, we issued AJB 3,000,000 shares (“extension shares”) of common stock. We can redeem certain shares if all principal and interest is repaid in full prior to the new maturity date.

The Securities Purchase Agreement contain a most favored nation provision that allows the Investor to claim any lower price from any future securities six months after this closing and a blocker on issuing variable rate investments.

In connection with the investment, the Company issued Commitment Shares to the Investors in the amount of 5,571,429 shares collectively prior to the issuance of the 3,000,000 extension shares on September 29, 2023.

During the nine months ended September 30, 2023, the Company issued 3 convertible promissory notes totaling $345,000, net of debt issuance costs of $20,000. These notes are convertible into common stock into the next funding round expected to be priced at $.08 per share issued in a Series Preferred with a 4% coupon payable until the Preferred is converted into common stock. A 2-year cash Warrant with 50% coverage priced at $.25 is also available as part of this conversion. A total of 812,500 commitment shares and 250,000 warrants issued. This Note has a personal guarantee for the full principal amount to Resonate Blends, Inc. by Darshan Vyas, Principal of Pegasus. Resonate Blends, Inc. in return will guarantee the Lender.

As of September 30, 2023 and December 31, 2022, accrued interest payable on notes payable was $252,091 and $265,480 respectively.

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

The Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	September 30, 2023	December 31, 2022

Exercise price	$0.041 - $0.053	$0.030
Expected volatility	470%	220%
Risk-free interest rate	4.64%	1.45%
Expected term (in years)	1.00	.1
Expected dividend rate	0%	0%

NOTE 6 – SENIOR PROMISSORY NOTE

On June 20, 2023, the Company signed a Securities Purchase Agreement (“SPA”) with an accredited investor, pursuant to which the Company issued and sold to the accredited investor a 15% original issue discount Senior Promissory Note (non-convertible), dated June 20, 2023, in the principal amount of $575,000. The Senior Promissory Note is secured by all of the Company’s assets under a separate security agreement between the accredited investor and the Company.

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

As additional consideration, the Company issued 1,318,000 shares of its common stock as commitment shares. The Company was required to issue an additional 330,000 commitment shares due to the Senior Promissory Note not being prepaid at 60 days as required in the SPA. The Company is currently working with investor to address the entire Note payoff.

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

The Closing of the Merger is expected to occur as soon as practicable after the satisfaction or waiver of all the conditions to Closing in the Merger Agreement, which is currently expected to be in the 4th quarter of calendar year 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $8,406 and $5,796 for the nine months ended September 30, 2023 and 2022, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2023, the Company issued the following shares of common stock:

●	The Company issued 1,273,273 shares of common stock for the exercise of a warrant for proceeds of $30,000;
●	The Company issued 250,000 shares of common stock under a consulting agreement with a 1 year term. The shares were valued at $14,250, the fair value at the issuance date. Of this amount, $5,895 was recognized during the nine months ended September 30, 2023, with the remaining $8,355 unrecognized.
●	The Company issued a total of 2,460,500 shares of common stock as commitment fees under borrowing agreements. The Company recognized $116,263 in expenses, the fair value of the common stock on the issuance dates.
●	The Company issued 137,500 shares of common stock for $10,000 in a private placement.
●	The Company issued a total of 3,282,219 shares of common stock as to convert a convertible note of $200,000 and accrued interest of $42,228.

During the nine months ended September 30, 2022, the Company issued the following shares of common stock:

●	The Company issued 979,666 shares of common stock for services for $208,801.
●	The Company issued 6,636,985 shares of common stock for $243,917 in private placements.
●	The Company issued a total of 22,749,316 shares of common stock as to convert convertible notes and accrued interest of $2,107,666.

NOTE 10 – SUBSEQUENT EVENTS

On October 13, 2023, we issued a Promissory Note to an accredited investor in the principal amount of $55,000. We received $50,000 from the note after applying the original issue discount of $5,000 in the transaction.

All principal on the note is convertible at the investors’ option into our common stock in the next funding round which, if it occurs, is expected to be priced at approximately $.08 per share issued in a preferred stock.

We were required to issue a total of 112,500 shares of our common stock in connection with the notes as commitment shares.

On October 26, 2023, we issued a three-month Promissory Note to an accredited investor in the principal amount of $57,500. We received $45,000 from the note after paying the placement agent a fee of $5,000 and the original issue discount of $7,500 in the transaction.

We were required to issue a total of 250,000 shares of our common stock in connection with the notes as commitment shares.

On November 13, 2023, we issued a Promissory Note to an accredited Noteholder for $80,000 with a nine (9) month maturity date. The Note carries twelve (12%) interest rate per annum. After the allowances for the $3,500 in legal fees and a $1,500 due diligence fee, the Company received $75,000. The Company has the right to prepay the Note prior to 180 days with a set prepayment fee.

If the Note isn’t paid in full at Day 180, the Noteholder has the right to convert the Note at a 37% discount with the conversion price determined on the basis of the lowest closing bid price for the Common Stock during the prior ten (10) trading day period.

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

The Company’s growth strategy is to create an innovative ecosystem of companies, investments and research that all support The Resonate System and its mission of empowering the wellness market. We have a product line of Cordials and have introduced our brand and products to the market through dispensaries in California and now into cannabis consumption lounges. Although we have had some success in establishing our presence in the California market, as of the date of this filing, we have not achieved significant revenues. We have a working capital deficit of $2,118,418 as of September 30, 2023, and we are wholly dependent on capital to fund our business operations. For these reasons, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

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

The Closing of the Merger is expected to occur as soon as practicable after the satisfaction or waiver of all the conditions to Closing in the Merger Agreement, which is currently expected to be in the 4th quarter of calendar year 2023.

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

The principal executive office is located at 26565 Agoura Road, Suite 200, Calabasas, CA 91302. The executive telephone number is (571) 888-0009.

Results of Operation for Three and Nine Months Ended September 30, 2023 and 2022

Revenues

We have generated $0 and $16,468 in sales for the three and nine months ended September 30, 2023, respectively, as compared with $10,429 and $40,917 in sales for the three and nine months ended September 30, 2022, respectively, on our current product line.

We don’t anticipate increased revenues on our seven Cordials including our newly launched Sleep Cordial, for the rest of 2023, due to the challenging market conditions we have experienced in the cannabis industry in California, as disclosed above. There can be no assurances, however, that customers will positively react to our products. For these reasons, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

As explained above, we are currently under contract of the Merger Agreement to enter the electric vehicle (EV) bus and clean energy specialty vehicle sector. If this opportunity develops, subject to closing conditions and the availability of financing, we may be revising our business plan and focus over the coming months.

Gross Profit

We paid $0 and $13,257 in cost of revenues for the three and nine months ended September 30, 2023, respectively, resulting in a gross profit of $0 and $3,211 for the three nine months ended September 30, 2023, respectively. We paid $9,718 and $24,996 in cost of revenues for the three and nine months ended September 30, 2022, respectively, resulting in a gross profit of $711 and $15,921 for the three and nine months ended September 30, 2022, respectively.

We have had little historical data to compare our margins for the sale of our new products, which were introduced into the retail channel in late Q2 of 2021. If we are unable to consummate the Merger Agreement with Pegasus, we hope our work to continue to penetrate the market. We are also implementing new packaging configurations which we expect to stabilize our overall gross margin.

Operating Expenses

Our operating expenses were $46,975 and $195,627 for the three and nine months ended September 30, 2023, respectively, as compared with $218,876 and $1,164,706 for the three and nine months ended September 30, 2022, respectively.

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

We spent $316,683 less on advertising for the nine months ended September 30, 2023, than for the nine months ended September 30, 2022. We spent more on advertising for the nine months ended September 30, 2022 to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods.

Professional fees decreased by $73,472 for the nine months ended September 30, 2023, over the nine months ended September 30, 2022. Our professional fees were less for this quarter compared to the same quarter last year, but we expect that professional fees will increase in 2023 as we continue to ramp up operations or if we engage in a business combination with Pegasus as described above.

General and administrative expenses decreased by $36,462 for the nine months ended September 30, 2023, over the nine months ended September 30, 2022. We expect general and administrative expenses to remain fairly constant throughout 2023, but expenses could increase significantly if we engage in a business combination with Pegasus.

Officer compensation decreased by $336,000 for the nine months ended September 30, 2023, over the nine months ended September 30, 2022. Our officer compensation was less for this quarter compared to the same quarter last year as we suspended payments of officer salaries during 2023, but we expect that officer compensation will increase in 2023 as we continue to ramp up operations or if we engage in a business combination with Pegasus as described above.

Non-cash management fees decreased by $206,462 for the nine months ended September 30, 2023, over the nine months ended September 30, 2022. Our non-cash management fees were less for this quarter compared to the same quarter last year as we did not issue shares for services during 2023, but non-cash management fees may increase in 2023 as we continue to ramp up operations or if we engage in a business combination with Pegasus as described above.

Other Income / Expense

We had other expense of $181,195 and $819,016 for the three and nine months ended September 30, 2023, respectively, compared with other income of $280,267 and $1,912,657 for the three and nine months ended September 30, 2022, respectively.

Our other expense for the nine months ended September 30, 2023 was mainly attributable a loss on the change in derivative liability, interest expense and the amortization of debt issuance costs.

Our other income for the nine months ended September 30, 2022 was mainly attributable the gain on revaluation of derivative liabilities.

Net Income / Loss

We had net losses of $228,170 and $1,011,432 for the three and nine months ended September 30, 2023, respectively, as compared with net income of $61,102 and $763,872 for the three and nine months ended September 30, 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $941,471 consisting of $588 in cash, $120,000 in other receivables, $720,000 in a deposit on the acquisition of Pegasus Specialty Vehicles and $100,883 in inventories. Our total current liabilities as of September 30, 2023 were $2,960,056. We had a working capital deficit of $2,018,585 as of September 30, 2023 compared with a working capital deficit of $1,170,940 as of December 31, 2022.

Cash Flows Provided by / Used in Operating Activities

Operating activities provided $89,816 in cash for the nine months period ended September 30, 2023, compared with cash used of $1,476,854 for the nine months period ended September 30, 2022. Our positive operating cash flow for the nine months period ended September 30, 2023, was largely the result of an increase in accounts payable and accrued expenses. Our negative operating cash flow for the nine months ended September 30, 2022 was largely the result of our unrealized gain on derivative liability of $2,213,527, offset by our net income of $763,872.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2023, the company used $720,000 in investing activities as a deposit on the acquisition of Pegasus Specialty Vehicles. We did not use cash for investing activities for the nine months ended September 30, 2022.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2023 amounted to $566,353, compared with cash flows provided by financing activities of $1,738,781 for the nine months ended September 30, 2022. Our positive cash flows for the nine months period ended September 30, 2023, consisted of net proceeds from convertible debentures of $621,200, proceeds from the sale of warrants of $30,000, proceeds from the sale of common stock of $10,000 offset by the repayment of related party advances of $94,847. Our positive cash flows for the nine months ended September 30, 2022, consisted of proceeds from issuance of common stock of $349,981 and proceeds from convertible notes payable of $1,388,800.

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

Going Concern

As of September 30, 2023, we have an accumulated deficit of $26,331,856. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the nine months ended September 30, 2023:

■	The Company issued 1,273,273 shares of common stock for the exercise of a warrant for proceeds of $30,000;
■	The Company issued 250,000 shares of common stock under a one year consulting agreement;
■	The Company issued a total of 2,460,500 shares of common stock as commitment fees under borrowing agreements; and
■	The Company issued a total of 250,000 shares of common stock to vendors for compensation and services rendered.
■	The Company issued a total of 137,500 shares of common stock for proceeds of $10,000
■	The Company issued a total of 3,282,219 shares of common stock for the conversion of convertible debt.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment dated July 20, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	November 20, 2023

By:	/s/ Geoffrey Selzer
Geoffrey Selzer
Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

