Form 10-K
period 2023-12-31
Resonate Blends, Inc.
filed 2024-04-16
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-21202

Resonate Blends, Inc.

(Exact name of registrant as specified in its charter)

Nevada	58-1588291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Marine Plaza, Suite 305A North Bergen, New Jersey	04047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (786) 369-9696

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,732,534.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 96,179,058 common shares as of April 16, 2024.

Documents Incorporated by Reference

Amendment to Current Report on Form 8-K filed April 16, 2024.

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

Item 1. Business

Recent Acquisition, Change in Control and Change in Business Plan

Change in Control. Effective March 14, 2024, Geoffrey Selzer, our former Chief Executive Officer and Director, and Jim Morrison, our current President and Director, entered into a Securities Purchase Agreement (the “Control Agreement”), pursuant to which Mr. Selzer sold all 2,000,000 outstanding shares of the Company’s Series C Preferred Stock to Mr. Morrison for $10.00 in cash. Mr. Morrison now possesses voting control of the Company. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EMGE Acquisition Transaction. On February 26, 2024, we entered into entered into a Share Exchange Agreement, as amended (the “Exchange Agreement”), with Emergent Health Corp., a publicly-traded (symbol: EMGE) Wyoming corporation (“EMGE”), and the holders (the “EMGE Preferred Shareholders”) of Series Class A Preferred Stock and the Series C Convertible Non-Voting Preferred Stock (collectively, the “EMGE Equity Interests”).

On March 14, 2024, the parties closed the Exchange Agreement. At the closing of the Exchange Agreement: (a) the EMGE Preferred Shareholders exchanged all of their respective EMGE Equity Interests for an equal number of shares of the Company’s to-be-designated Series F Convertible Preferred Stock that shall convert into 93% of the common stock of the Company on a fully-diluted basis (the “Series F Preferred Stock”), which shares of Series F Preferred Stock are currently issuable to the EMGE Preferred Shareholders and are to be issued upon the Company’s filing of a Certificate of Designation with the State of Nevada; (b) the Company consummated the Conveyance Agreement; and (c) all persons serving as directors and officers of the Company prior to the consummation of the Exchange Agreement resigned and appointed four new members of the Company’s Board of Directors.

Conveyance Agreement. On March 14, 2024, in conjunction with our acquisition of EMGE, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary (the “Conveyance Agreement”) with two of our then-wholly-owned subsidiaries, Resonate Blends, LLC, a California limited liability company, and Entourage Labs, LLC, a California limited liability company (collectively, Resonate Blends, LLC and Entourage Labs, LLC are referred to as the “Subsidiary”), and our former Chief Executive Officer and Director, Geoffrey Selzer. Pursuant to the Conveyance Agreement, we assigned our ownership in the Subsidiary to Mr. Selzer. In consideration of our assignment of the Subsidiary, Mr. Selzer (a) assumed and agreed to pay, perform and discharge, fully and completely, all liabilities of the Subsidiary, (b) indemnified us for any loss arising from or in connection with any of such liabilities and (c) agreed to pay us (i) 20% of any proceeds from the sale of the Subsidiary that occurs prior to the one-year anniversary of the Conveyance Agreement and (ii) 10% of any proceeds from the sale of the Subsidiary that occurs after the one-year anniversary and prior to the two-year anniversary of the Conveyance Agreement.

New Business Plan. The business plan and operations of EMGE now represent the entirety of our company’s business operations. References to “the Company,” “our company,” “ours,” “us,” “we” and similar words are to Resonate Blends, Inc., EMGE and the subsidiaries of EMGE. The information below includes historical information about EMGE.

Overview

Our company engages in the discovery, development and marketing of products designed to better mankind. We believe we are positioning our company as a leader in the field of Regenerative Medicine defined by the National Institute of Health using nutritionally designed products. Intended products are to be marketed under third-party label exemptions. We are focusing our current efforts on marketing licensed patent-pending natural stem cell mobilizing agents capable of enhancing each individual’s ability to mobilize their own adult stem cells from their bone marrow. Also, we are licensed under a patent-pending application to market a dual acting all natural diet aid designed to help control hunger through normal body signals to the brain and stomach. Products are being developed for consumer and professional markets. Research and development activities center on exploring other areas, such as Secretogues that can naturally enhance a person’s own growth hormone production and similar all natural bioactive formulations to enhance human performance safely, ethically, legally and utilizing known body mechanisms without the use of drugs.

Additional information about our new business plan and historical operations of EMGE is included in our Amendment to Current Report on Form 8-K filed April 16, 2024, which is incorporated herein by reference.

Item 1A. Risk Factors

The report of our independent auditors indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to raise capital to fund our business. In its opinion on our financial statements for the year ended December 31, 2023, our independent auditors raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to raise capital on attractive terms. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses in prior periods, and losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows. We have incurred losses in prior periods. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

There is doubt about our ability to continue as a viable business. We have not earned a profit from our operations during recent financial periods. There is no assurance that we will ever earn a profit from our operations in future financial periods.

We may be unable to obtain sufficient capital to implement our full plan of business. Currently, we do not have sufficient financial resources with which to establish our new business strategies. There is no assurance that we will be able to obtain sources of financing, including in this offering, in order to satisfy our working capital needs.

Additional risk factors concerning our company, including risk factors related to EMGE, its business and financial condition, are included in our Amendment to Current Report on Form 8-K filed April 16, 2024, which is incorporated herein by reference.

Item 1B. Unresolved Staff comments

None.

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at One Marine Plaza, Suite 305A, North Bergen, New Jersey 04047. We pay rent of $5,400 per month at this location. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

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

	Closing Price
Quarter Ended	High	Low
March 31, 2023	.0695	.0181
June 30, 2023	.0960	.0161
September 30, 2023	.0930	.054
December 31, 2023	.0870	.0111

	Closing Price
Quarter Ended	High	Low
March 31, 2022	.3050	.0851
June 30, 2022	.1392	.0682
September 30, 2022	.093	.025
December 31, 2022	.0699	.0152

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

Holders of Our Common Stock

As of April 16, 2024, we had 96,179,058 shares of our common stock issued and outstanding, held by approximately 175 shareholders of record at our transfer agent, with approximately 47 additional shareholders holding our shares in street name.

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

Equity Compensation Plans as of December 31, 2023

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2023, we did not issue any unregistered securities not previously reported.

Subsequent to December 31, 2023, we have issued unregistered securities not previously reported, as follows:

In March 2024, we issued a $280,000 face amount promissory note (with $28,000 in OID) to an investor, in consideration of loan which netted our company $252,000 in proceeds. This note bears interest at 12% per annum, with principal and interest payable on September 4, 2024. Should we be in default, which shall not have been cured, this note is convertible into shares of our common stock at a conversion price that shall equal the volume weighted average trading price (a) during the previous 20 trading-day period ending on the date of issuance of the AJB Note or (b) during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower. This note is secured by all assets of our company. In addition, we issued this investor a pre-funded common stock purchase warrant to purchase 3,428,571 shares of our common stock, with a nominal exercise price of $.00001 per share. This warrant may be exercised on a cashless basis.

Also in March 2024, we issued a $280,000 face amount promissory note (with $30,000 in OID) to an investor, in consideration of a loan which netter our company $250,000 in proceeds. This note bears interest at 12% per annum, with principal and interest payable on September 29, 2024. This note is convertible at any time and from time to time into shares of our common stock at a conversion price that shall equal to $.035 per share; provided, however, that, upon an event of default, the per share conversion price shall be the lower of (a) $.035 or (b) the volume weighted average trading price during the previous 20 trading-day period ending on the date of issuance of this note or during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower. This note is unsecured. In addition, we issued this investor pre-funded common stock purchase warrant to purchase 7,200,000 shares of our common stock, with a nominal exercise price of $.00001 per share. This warrant may be exercised on a cashless basis. We also entered into a make-whole agreement that assures that this investor shall derive not less than $250,000 in net proceeds from its sales of our common stock underlying the warrant.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. Each investor is an accredited investor and each represented its intention to acquire the securities for investment only and not with a view towards distribution. Such investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The securities issued to such investors were affixed with an appropriate restrictive legend.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Acquisition, Change in Control and Change in Business Plan

Change in Control. Effective March 14, 2024, Geoffrey Selzer, our former Chief Executive Officer and Director, and Jim Morrison, our current President and Director, entered into a Securities Purchase Agreement (the Control Agreement), pursuant to which Mr. Selzer sold all 2,000,000 outstanding shares of the Company’s Series C Preferred Stock to Mr. Morrison. Mr. Morrison now possesses voting control of the Company. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EMGE Acquisition Transaction. On February 26, 2024, we entered into entered into a Share Exchange Agreement, as amended (the Exchange Agreement), with Emergent Health Corp., a publicly-traded (symbol: EMGE) Wyoming corporation (EMGE), and the holders (the EMGE Preferred Shareholders) of Series Class A Preferred Stock and the Series C Convertible Non-Voting Preferred Stock (collectively, the EMGE Equity Interests).

On March 14, 2024, the parties closed the Exchange Agreement. At the closing of the Exchange Agreement: (a) the EMGE Preferred Shareholders exchanged all of their respective EMGE Equity Interests for an equal number of shares of the Company’s to-be-designated Series F Convertible Preferred Stock that shall convert into 93% of the common stock of the Company on a fully-diluted basis (the Series F Preferred Stock), which shares of Series F Preferred Stock are currently issuable to the EMGE Preferred Shareholders and are to be issued upon the Company’s filing of a Certificate of Designation with the State of Nevada; (b) the Company consummated the Conveyance Agreement; and (c) all persons serving as directors and officers of the Company prior to the consummation of the Exchange Agreement resigned and appointed four new members of the Company’s Board of Directors.

Conveyance Agreement.

On March 14, 2024, in conjunction with our acquisition of EMGE, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary (the Conveyance Agreement) with two of our then-wholly-owned subsidiaries, Resonate Blends, LLC, a California limited liability company, and Entourage Labs, LLC, a California limited liability company (collectively, Resonate Blends, LLC and Entourage Labs, LLC are referred to as the “Subsidiary”), and our former Chief Executive Officer and Director, Geoffrey Selzer. Pursuant to the Conveyance Agreement, we assigned our ownership in the Subsidiary to Mr. Selzer. In consideration of our assignment of the Subsidiary, Mr. Selzer (a) assumed and agreed to pay, perform and discharge, fully and completely, all liabilities of the Subsidiary, (b) indemnified us for any loss arising from or in connection with any of such liabilities and (c) agreed to pay us (i) 20% of any proceeds from the sale of the Subsidiary that occurs prior to the one-year anniversary of the Conveyance Agreement and (ii) 10% of any proceeds from the sale of the Subsidiary that occurs after the one-year anniversary and prior to the two-year anniversary of the Conveyance Agreement.

New Business Plan.

The business plan and operations of EMGE now represent the entirety of our company’s business operations. The discussion below concerning our company’s results of operations for the years ended December 31, 2023 and 2022, and the financial condition of our company at December 31, 2023, relates only to our company prior to the consummation of the Exchange Agreement with the EMGE Preferred Shareholders. None of the information in the discussion below should be considered to be an indication of our company’s operating results for the year ending December 31, 2024, and beyond.

Current Status

In connection with the EMGE transaction, we obtained a loan from a third party and, subsequent to the closing of the EMGE transaction, we have obtained an additional loan from another third party. We remain, nevertheless, dependent on additional investment capital to continue our survival. Historically, we have raised money through convertible debt, almost always on unfavorable terms. There is no guarantee that any capital, including through convertible loan transactions, will be available to us in the future or, if available, on terms acceptable to us. The terms of the recently obtained loans are discussed below.

AJB Capital Investments, LLC. In March 2024, the Company obtained a loan from AJB Capital Investments, LLC (“AJB”) which netted the Company $252,000 in proceeds. In consideration of such loan, the Company issued a $280,000 face amount promissory note (the “AJB Note”), with OID of $28,000, bearing interest at 12% per annum, with principal and interest payable on September 4, 2024. The Company has the right to repay the AJB Note at any time. Should the Company be in default, which shall not have been cured, the AJB Note is convertible into shares of the Company’s common stock at a conversion price that shall equal the volume weighted average trading price (a) during the previous 20 trading-day period ending on the date of issuance of the AJB Note or (b) during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower.

The AJB Note is secured by all assets of our company.

In addition, we issued to AJB a pre-funded common stock purchase warrant (the “AJB Warrant”) to purchase 3,428,571 shares of our common stock, with a nominal exercise price of $.00001 per share. The AJB Warrant may be exercised on a cashless basis,

Ray Vollintine. In March 2024, the Company obtained a loan from Ray Vollintine (“Vollintine”) which netted the Company $250,000 in proceeds. In consideration of such loan, the Company issued a $280,000 face amount promissory note (the “Vollintine Note”), with OID of $30,000, bearing interest at 12% per annum, with principal and interest payable on September 29, 2024. The Company has the right to repay the Vollintine Note at any time. The Vollintine Note is convertible at any time and from time to time into shares of the Company’s common stock at a conversion price that shall equal to $.035; provided, however, that, upon an event of default, the conversion price shall be the lower of (a) $.035 or (b) the volume weighted average trading price during the previous 20 trading-day period ending on the date of issuance of the Vollintine Note or during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower.

The Vollintine Note is unsecured.

In addition, we issued to Vollintine a pre-funded common stock purchase warrant (the “Vollintine Warrant”) to purchase 7,200,000 shares of our common stock, with a nominal exercise price of $.00001 per share. The Vollintine Warrant may be exercised on a cashless basis, As further consideration for Vollintine’s purchasing the Vollintine Note, we entered into a make-whole agreement that assures that Vollintine shall derive not less than $250,000 in net proceeds from Vollintine’s sales of the common stock underlying the Vollintine Warrant.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenues

We generated $16,468 in revenues for the year ended December 31, 2023, as compared with revenues of $49,501 for the year ended December 31, 2022, during which year we launched our first line of cordial products in California.

Due to our acquisition of EMGE and divestiture of the Subsidiary on March 14, 2024, any revenues reported during the first quarter of 2024 will be attributed to the Subsidiary through March 14, 2024; thereafter, any revenues reported by our company would be attributable to the business operations of EMGE. There are no assurances that we will be successful in the implementation of our EMGE-centered business plan or become financially viable and continue as a going concern.

Gross Profit

We accrued $114,140 in cost of revenues for the year ended December 31, 2023, resulting in a gross profit of ($97,762) for the year then ended. We accrued $33,068 in cost of revenues for the year ended December 31, 2022, resulting in a gross profit of $16,433 for the year then ended. Our negative gross margin was due to promotions and the write down of products.

Due to our acquisition of EMGE and divestiture of the Subsidiary on March 14, 2024, the gross margin reported during the first quarter of 2024 will be attributed to the Subsidiary through March 14, 2024; thereafter, gross margin reported by our company would be attributable to the business operations of EMGE.

Operating Expenses

Our operating expenses were $301,551 for the year ended December 31, 2023, as compared with $1,405,828 for the year ended December 31, 2022.

The main drivers for the overall decrease in operating expenses in 2023 were the reduction of legal, professional fees and salaries, as well as a significant decrease in non-cash management fees.

We spent $354,934 less on advertising for year ended December 31, 2023, than for the year ended December 31, 2022. We spent more on advertising for the year ended December 31, 2022, to introduce our Koan Cordials to the California retail channel, perform Search Engine Optimization (SEO), conduct Programmatic advertising, hire a professional agency to promote our Cordials on social media channels and other general advertising methods.

Legal and professional fees decreased by $91,352 for the year ended December 31, 2023, over the year ended December 31, 2022. It is anticipated that, for all of 2024, legal and professional fees will be higher than 2023 levels, due to our acquisition of EMGE. However, no prediction can be made in this regard.

General and administrative expenses decreased by $46,154 for the year ended December 31, 2023, over the year ended December 31, 2022. It is anticipated that, for all of 2024, general and administrative expenses will be higher than 2023 levels, due to our acquisition of EMGE. However, no prediction can be made in this regard.

Officer compensation decreased by $405,375 for the year ended December 31, 2023, over the year ended December 31, 2022. Our officer compensation declined as we suspended payments of officer salaries during 2023, but we expect that officer compensation will increase for all of 2024, following our acquisition of EMGE.

Non-cash management fees decreased by $206,462 for the year ended December 31, 2023, over the year ended December 31, 2022. Our non-cash management fees were less in 2023 compared to 2022, as we did not issue shares for services during 2023. It is possible, however, that non-cash management fees may increase for all of 2024, in light of our acquisition of EMGE. However, no prediction can be made in this regard.

Other Income / Expense

We had other expense of $1,016,759 and other income of $2,043,022 for the years ended December 31, 2023 and 2022, respectively.

Our other expense for the year ended December 31, 2023, was mainly attributable to a loss on the change in derivative liability, interest expense and the amortization of debt issuance costs.

Our other income for the year ended December 31, 2022, was mainly attributable to the gain on revaluation of derivative liabilities.

We are unable to predict our other income/expense for all of 2024.

Net Income / Loss

We had a net loss of $1,415,979 and net income of $653,627 for the years ended December 31, 2023 and 2022, respectively.

It is expected that, for all of 2024, we will report a net loss. However, we are unable to make any prediction, in this regard.

Liquidity and Capital Resources

In connection with the EMGE transaction, we obtained a loan from a third party and, subsequent to the closing of the EMGE transaction, we have obtained an additional loan from another third party. We remain, nevertheless, dependent on additional investment capital to continue our survival. Historically, we have raised money through convertible debt, almost always on unfavorable terms. There is no guarantee that any capital, including through convertible loan transactions, will be available to us in the future or, if available, on terms acceptable to us. The terms of the recently obtained loans are discussed below.

AJB Capital Investments, LLC. In March 2024, the Company obtained a loan from AJB Capital Investments, LLC (AJB) which netted the Company $252,000 in proceeds. In consideration of such loan, the Company issued a $280,000 face amount promissory note (the AJB Note), with OID of $28,000, bearing interest at 12% per annum, with principal and interest payable on September 4, 2024. The Company has the right to repay the AJB Note at any time. Should the Company be in default, which shall not have been cured, the AJB Note is convertible into shares of the Company’s common stock at a conversion price that shall equal the volume weighted average trading price (a) during the previous 20 trading-day period ending on the date of issuance of the AJB Note or (b) during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower.

The AJB Note is secured by all assets of our company.

In addition, we issued to AJB a pre-funded common stock purchase warrant (the AJB Warrant) to purchase 3,428,571 shares of our common stock, with a nominal exercise price of $.00001 per share. The AJB Warrant may be exercised on a cashless basis,

Ray Vollintine. In March 2024, the Company obtained a loan from Ray Vollintine (Vollintine) which netted the Company $250,000 in proceeds. In consideration of such loan, the Company issued a $280,000 face amount promissory note (the Vollintine Note), with OID of $30,000, bearing interest at 12% per annum, with principal and interest payable on September 29, 2024. The Company has the right to repay the Vollintine Note at any time. The Vollintine Note is convertible at any time and from time to time into shares of the Company’s common stock at a conversion price that shall equal to $.035; provided, however, that, upon an event of default, the conversion price shall be the lower of (a) $.035 or (b) the volume weighted average trading price during the previous 20 trading-day period ending on the date of issuance of the Vollintine Note or during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower.

The Vollintine Note is unsecured.

In addition, we issued to Vollintine a pre-funded common stock purchase warrant (the Vollintine Warrant) to purchase 7,200,000 shares of our common stock, with a nominal exercise price of $.00001 per share. The Vollintine Warrant may be exercised on a cashless basis, As further consideration for Vollintine’s purchasing the Vollintine Note, we entered into a make-whole agreement that assures that Vollintine shall derive not less than $250,000 in net proceeds from Vollintine’s sales of the common stock underlying the Vollintine Warrant.

As of December 31, 2023, we had total current assets of $976,938 consisting of $6,938 in cash and $970,000 in an advance to Pegasus Specialty Vehicles. Our total current liabilities as of December 31, 2023, were $3,127,913. We had a working capital deficit of $2,150,975 as of December 31, 2023, compared with a working capital deficit of $1,170,940 as of December 31, 2022.

Cash Flows Provided by / Used in Operating Activities

Operating activities provided $11,166 in cash for the year period ended December 31, 2023, compared with cash used of $1,428,467 for the year ended December 31, 2022. Our positive operating cash flow for the year ended December 31, 2023, was largely the result of an increase in accounts payable and accrued expenses. Our negative operating cash flow for the year ended December 31, 2022, was largely the result of our unrealized gain on derivative liability of $2,213,527, offset by our net income of $653,627.

In light of the EMGE acquisition, we are unable to predict cash flows from operating activities for all of 2024.

Cash Flows Used in Investing Activities

For the year ended December 31, 2023, we used $805,000 in investing activities as an advance to Pegasus Specialty Vehicles. We did not use cash for investing activities for the year ended December 31, 2022.

In light of the EMGE acquisition, we are unable to predict cash flows from investing activities for all of 2024.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2023, amounted to $736,353, compared with cash flows provided by financing activities of $1,479,973 for the year ended December 31, 2022. Our positive cash flows for the year ended December 31, 2023, consisted of net proceeds from convertible debentures of $791,200, proceeds from the sale of warrants of $30,000, proceeds from the sale of common stock of $10,000 offset by the repayment of related party advances of $94,847. Our positive cash flows for the year ended December 31, 2022, consisted of proceeds from issuance of common stock of $91,173 and proceeds from convertible notes payable of $1,388,800.

In light of the EMGE acquisition, we are unable to predict cash flows from financing activities for all of 2024.

Going Concern

As of December 31, 2023, we have an accumulated deficit of $26,736,403. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

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

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 11, 2022, Boyle CPA, LLC resigned as our independent registered public accounting firm and we engaged Victor Mokuolu, CPA PLLC as our independent registered public accounting firm. The engagement of Victor Mokuolu, CPA PLLC was approved by our Board of Directors.

The information required by Item 304(b) of Regulation S-K concerning the above change in accounting firm is set forth in the Current Report on Form 8-K we filed on November 14, 2022, with the SEC.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, December 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Principal Executive Officer and Principal Financial and Accounting Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date of this Annual Report.

Name	Age	Positions
Jim Morrison	65	President, Principal Accounting Officer, Secretary and Director
Sandy P. Lipkins	37	Director
Lance Liberti James W. Zimbler	52 63	Director Director

Set forth below is a brief description of the background and business experience of our executive officer and director:

Jim Morrison – President, Chief Executive Officer, Principal Accounting Officer and Director

Jim Morrison is considered by many to be one of the leading personal care strategists in the world, as well as one of the top executives. From August 2022 to March 2024, Mr. Morrison served as CEO and a Director of Emergent Health Corp. (“EMGE”), a publicly-traded company involved in the health and wellness industry (symbol: EMGE). Mr. Morrison is currently CEO of Integrity Wellness Inc., a dynamic company in the wellness and regenerative biologics space. He has most recently been CEO of StarShop, which was the first celebrity-driven video shopping app that was launched in a partnership with Sprint. His track record of leadership and accomplishment in the personal care products space has been unparalleled. Mr. Morrison was President of L’Oréal for over nine years. He was responsible for many acquisitions, including both Redken and Matrix, and top-line growth that averaged over 20% during his tenure. Prior to L’Oréal, Mr. Morrison was President and CEO of Graham Webb, one of the most successful startups in the hair care space. After leaving L’Oréal, Mr. Morrison was CEO and owner of Sexy Hair Concepts for four years. In 2006, Business Week Magazine wrote, “Over the last two decades Mr. Morrison has had a profound impact on the American Beauty Industry. In the industry’s history no other executive has had the level of financial responsibility or breadth of organizational experience as Jim. His devotion to, and success within the industry is unmatched.”

Sandy P. Lipkins – Director

Sandy P. Lipkins served as Director of Business Development of EMGE from August 2023 through March 2024. Mr. Lipkins has over 20 plus years of venture capital, finance and sales experience. For the last 14 years, he has focused on the anti-aging/wellness sector. He has started numerous successful enterprises in the regenerative medical space which have required multiple levels of expertise in business development and strategic planning, as well as capital formation and executive management. Mr. Lipkins is passionate about promoting anti-aging, healthy lifestyle and bringing cutting edge regenerative medicine to the critical masses domestically and internationally. He has taken companies from incubation to revenues to setting up for sale or other liquidity events.

Lance Liberti – Director

Lance Liberti served as COO of EMGE from August 2023 through March 2024. As CEO and founder of Integrative Practice Solutions, Lance Liberti brings a lifetime of experience and demonstrated excellence to the executive team. After founding a nationwide healthcare advertising agency in his collegiate years, Mr. Liberti assumed the role of Chief Operating Officer of Spinal Aid Centers of America. During his tenure he expanded the national franchise network from 67 to 162 locations and recognition as the #2 medical service franchise in the world and the 91st fastest growing franchise of the new millennium (as rated by Entrepreneur Magazine in the 2007 Franchise 500 edition). It was at this time that Mr. Liberti suffered his own run-in with “bone-on-bone” contact osteoarthritis, the result of a high school football injury and failed prior reconstructive knee surgery. One of his Chiropractic clients introduced him to his father, a D.O. performing Hyalgan injections that saved his knee and eliminated the need for further surgical intervention. Amazed by the miraculous results and lack of awareness in the medical community that this treatment option even existed, Mr. Liberti partnered with this physician to open the first stand-alone Osteoarthritis specialty practice in southern NJ in 2009. In this facility Mr. Liberti co-developed the now patented Advanced Arthritis Relief Protocol (AARP Program), as well as the patient marketing and administrative business practices that drive the clinical and financial success of this protocol in the more than 200+ licensed locations in 40+ US states today.

James W. Zimbler – Director

James W. Zimbler has served as Vice President of Corporate Finance of EMGE since July 1, 2020; he served as a Director of EMGE from November 2017 to November 2021. From December 2017 until June 2019, he served as President and a director of the predecessor iteration of a public company that is now Enzolytics, Inc., a drug development company. In December 2016 he founded Emerging Growth Advisors, Inc., a consulting firm providing advisory services related to mergers and acquisitions for corporations including us, where he has served as President since its formation. Prior to founding Emerging Growth Advisors, Inc., Mr. Zimbler served in a managerial role at other consulting firms, each specializing in mergers and acquisitions, roll-ups and turn-around work.

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

For the fiscal year ending December 31, 2023, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2023, to be included in this Annual Report on Form 10-K and filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2023.

Code of Ethics

As of December 31, 2023, we had not adopted a Code of Ethics. We believe that the small number of board and management members do not yet warrant the adoption of a Code of Ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2023 and 2022.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Jim Morrison (1)	2023	-	-	-	-	-	-
(President and Secretary)	2022	-	-	-	-	-	-

Geoffrey Selzer	2022	$180,000					$180,000
(former CEO and Director)	2023	$12,500					$12,500

David Thielen	2022	$120,000					$120,000
(former CIO and Director)	2023	$12,500					$12,500

Pam Kerwin	2022	$120,000					$120,000
(former Chief Operating Officer)	2023	$3,750					$3,750

(1) Mr. Morrison did not become Chief Executive Officer of our company until March 2024.

Narrative to Summary Compensation Table

Jim Morrison. We have not yet entered into an employment agreement with, or otherwise compensated, our new President, Jim Morrison. It is expected that, in the near future, we will enter into an employment agreement with Mr. Morrison, the terms of which have not been determined.

David Thielen. On March 1, 2017, we appointed David Thielen as our Chief Operating Officer. We did not have an employment agreement with Mr. Thielen at the time. He was CEO of Aspire in which we used to own a 49% equity interest. We paid Mr. Thielen an annual salary of $60,000 until October 25, 2019, when Mr. Thielen resigned as COO and accepted a new role as Chief Investment Officer (CIO) and Director. Mr. Thielen now has an employment agreement and is paid $120,000 annually. He can also receive equity shares through assigned revenue and company milestones set by the Board of Directors. His initial term of employment is for two years. He may request to terminate his employment contract and forfeit all benefits and equity grants, if provided, with a 30-day notice. Should he terminate his employment before two years, he will forfeit the right to earn any future milestone achievement benefits entirely regardless of how close the company may be to achieving them. However, should a change of control occur resulting in the sale of the business anytime within 9 months of termination, all milestone achievements shall be deemed accomplished and all rights to the shares shall immediately vest prior to the close of such Change of Control event.

Geoffrey Selzer. With the merger of Resonate Blends LLC and Entourage Labs LLC on October 25, 2019, Mr. Selzer was announced as Chief Executive Officer of the holding company. His annual salary is $180,000 and his team has 10% non-dilutive stock, with Mr. Selzer controlling 51% of this amount. Mr. Selzer also has equity milestones in place for meeting preassigned revenue and market valuation goals.

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

Pamela Kerwin. Pamela Kerwin was announced as our Chief Operating Officer on October 25, 2019. Ms. Kerwin’s salary is $120,000 annually and she also participates in the 10% of non-dilutive stock of the holding company.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Thielen(1)	-	-	-	n/a	n/a	-	-	-	-
Pam Kerwin(1)	-	-	-	n/a	n/a	-	-	-	-
Geoffrey Selzer(1)	-	-	-	n/a	n/a	-	-	-	-
Jim Morrison(2)	-	-	-	n/a	n/a	-	-	-	-

(1) This person resigned all positions with our company in March 2024.

(2) Mr. Morrison did not become an officer of our company until March 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

Series F Convertible Preferred Stock

In the EMGE Acquisition, we acquired the EMGE Equity Interests for an equal number of shares of our to-be-designated Series F Convertible Preferred Stock that shall convert into 93% of the common stock of our company on a fully-diluted basis, which is to say that the holders of our common stock immediately prior to the consummation of the EMGE Acquisition will, upon the conversion of the Series F Convertible Preferred Stock, own 7% of the then-outstanding shares of our common stock. The shares of Series F Convertible Preferred Stock are currently issuable to the EMGE Preferred Shareholders and are to be issued upon our filing of a Certificate of Designation with the State of Nevada.

The table below under “Common Stock and Series C Preferred Stock” does not take into account the conversion rights of the Series F Convertible Preferred Stock.

Common Stock and Series C Preferred Stock

The following table sets forth, as of April 16, 2024, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is One Marine Plaza, Suite 305A, North Bergen, New Jersey 04047.

	Common Stock		Series C Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned		Percent of Class(1)(2)
Jim Morrison	0	0%	2,000,000	(3)	100%
Sandy P. Lipkins	0	0%	-		-
Lance Liberti	0	0%	-		-
James W. Zimbler	0	0%
All Directors and Executive Officers as a Group (4 persons)	0	0%	2,000,000	(3)	100%
5% Holders
Richard Hoge	5,198,640	5.41%

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	The percent of class is based on 96,179,058 shares of common stock outstanding and 2,000,000 shares of Series C Preferred Stock outstanding as of April 16, 2024.
(3)	Mr. Morrison’s ownership of 100% of the Series C Preferred Stock provides Mr. Morrison with voting control of our company.

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

Change in Control

Effective March 14, 2024, Geoffrey Selzer, our former Chief Executive Officer and Director, and Jim Morrison, our current President and Director, entered into a Securities Purchase Agreement (the “Control Agreement”), pursuant to which Mr. Selzer sold all 2,000,000 outstanding shares of the Company’s Series C Preferred Stock to Mr. Morrison for $10.00 in cash. Mr. Morrison now possesses voting control of the Company. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EMGE Acquisition Transaction

On February 26, 2024, we entered into entered into a Share Exchange Agreement, as amended (the “Exchange Agreement”), with Emergent Health Corp., a Wyoming corporation (EMGE), and the holders (the “EMGE Preferred Shareholders”) of Series Class A Preferred Stock and the Series C Convertible Non-Voting Preferred Stock (collectively, the “EMGE Equity Interests”).

On March 14, 2024, the parties closed the Exchange Agreement. At the closing of the Exchange Agreement: (a) the EMGE Preferred Shareholders exchanged all of their respective EMGE Equity Interests for an equal number of shares of the Company’s to-be-designated Series F Convertible Preferred Stock that shall convert into 93% of the common stock of the Company on a fully-diluted basis (the “Series F Preferred Stock”), which shares of Series F Preferred Stock are currently issuable to the EMGE Preferred Shareholders and are to be issued upon the Company’s filing of a Certificate of Designation with the State of Nevada; (b) the Company consummated the Conveyance Agreement; and (c) all persons serving as directors and officers of the Company prior to the consummation of the Exchange Agreement resigned and appointed four new members of the Company’s Board of Directors.

Conveyance Agreement

On March 14, 2024, in conjunction with our acquisition of EMGE, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary (the “Conveyance Agreement”) with two of our then-wholly-owned subsidiaries, Resonate Blends, LLC, a California limited liability company, and Entourage Labs, LLC, a California limited liability company (collectively, Resonate Blends, LLC and Entourage Labs, LLC are referred to as the “Subsidiary”), and our former Chief Executive Officer and Director, Geoffrey Selzer. Pursuant to the Conveyance Agreement, we assigned our ownership in the Subsidiary to Mr. Selzer. In consideration of our assignment of the Subsidiary, Mr. Selzer (a) assumed and agreed to pay, perform and discharge, fully and completely, all liabilities of the Subsidiary, (b) indemnified us for any loss arising from or in connection with any of such liabilities and (c) agreed to pay us (i) 20% of any proceeds from the sale of the Subsidiary that occurs prior to the one-year anniversary of the Conveyance Agreement and (ii) 10% of any proceeds from the sale of the Subsidiary that occurs after the one-year anniversary and prior to the two-year anniversary of the Conveyance Agreement.

Other Transactions

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

The outstanding balances as of December 31, 2023, and December 31, 2022, are $70,099 and $38,500, respectively. The remaining balance as of December 31, 2022, is due to Mr. Selzer, the former CEO of Resonate, as he has provided several loans to the Company.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Victor Mokuolu, CPA PLLC

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2023	$21,000	$-	$-	$-
2022	$21,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(1)
2.2	Membership Interest Purchase Agreement(2)
2.3	Membership Interest Purchase Agreement(2)
2.4	Agreement of Conveyance(2)
2.5	Letter of Intent(11)
2.6	Share Exchange Agreement, dated February 20, 2024 (incorporated by reference to Current Report on Form 8-K filed on February 26, 2024)(17)
2.7	Amendment to Share Exchange Agreement, dated March 4, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 7, 2024)(18)
2.8	Amendment to Share Exchange Agreement, dated March 18, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 20, 2024)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change(3)
3.3	Certificate of Amendment(4)
3.4	Amendment to Certificate of Designation for Series C Preferred Stock(5)
3.5	Certificate of Designation for Series E Preferred Stock(7)
3.6	Certificate of Amendment(8)
3.7	Bylaws, as amended(3)
4.1	Secured Convertible Promissory Note(6)
4.2	8% Unsecured Convertible Promissory Note(10)
4.3	Warrant(10)
4.4	Warrant(10)
4.5	Convertible Promissory Note(12)
4.6	Convertible Promissory Note(12)
4.7	Common Stock Purchase Warrant(12)
4.8	Common Stock Purchase Warrant(12)
4.9	Convertible Promissory Note(13)
4.10	Convertible Promissory Note(13)
4.11	Common Stock Purchase Warrant(13)
4.12	Common Stock Purchase Warrant(13)
4.13	Convertible Promissory Note(14)
4.14	Common Stock Purchase Warrant(14)
4.15	Convertible Promissory Note(15)
4.16	Promissory Note(16)
4.17	Common Stock Purchase Warrant(16)
10.1	Separation Agreement and Release(1)
10.2	Voting Agreement(1)
10.3	Employment Agreement(2)
10.4	Employment Agreement(2)
10.5	Securities Purchase Agreement(6)
10.6	Addendum to Securities Purchase Agreement(9)
10.7	Securities Purchase Agreement(12)
10.7	Securities Purchase Agreement(12)
10.8	Securities Purchase Agreement(16)
10.9	Conveyance Agreement, dated March 14, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 20, 2024)
10.10	Securities Purchase Agreement, dated March 14, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 20, 2024)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1]	Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2020.
[2]	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2019.
[3]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.
[4]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 23, 2020.
[5]	Incorporated by reference to the Current Report on Form 8-K filed on May 21, 2019.
[6]	Incorporated by reference to the Current Report on Form 8-K filed on July 23, 2020.
[7]	Incorporated by reference to the Current Report on Form 8-K filed on August 10, 2020.
[8]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2020.
[9]	Incorporated by reference to the Current Report on Form 8-K filed on September 21, 2020.
[10]	Incorporated by reference to the Current Report on Form 8-K filed on March 18, 2021.
[11]	Incorporated by reference to the Current Report on Form 8-K filed on September 13, 2021.
[12]	Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2022.
[13]	Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2022.
[14]	Incorporated by reference to the Current Report on Form 8-K filed on March 8, 2022.
[15]	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2022.
[16]	Incorporated by reference to the Current Report on Form 8-K filed on September 20, 2022.
[17]	Incorporated by reference to the Current Report on Form 8-K filed on February 26, 2024.
[18]	Incorporated by reference to the Current Report on Form 8-K filed on March 7, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESONATE BLENDS, INC.

By:	/s/ Jim Morrison
Jim Morrison President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Morrison
Jim Morrison
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 16, 2024

By:	/s/ Sandy P. Lipkins
Sandy P. Lipkins
Director

April 16, 2024

By:	/s/ Lance Liberti
Lance Liberti
Director

April 16, 2024

By:	/s/ James W. Zimbler
James W. Zimbler
Director

April 16, 2024

INDEX TO FINANCIAL STATEMENTS

Resonate Blends, Inc.

Audited Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Resonate Blends, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resonate Blends, Inc. (“the Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2023, and December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of years ended December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, has working capital deficit of $2,150,975 and $1,170,940, as of December 31, 2023, and December 31, 2022, respectively. The Company also had accumulated deficit of $26,736,403 and $25,320,424 as of December 31, 2023, and December 31, 2022, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Note Payable

As described in Note 4, Convertible Note Payable and Note 5, Derivative Liabilities, to the consolidated financial statements, the Company had convertible note payable that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Binomial option pricing model. The value of the embedded derivative liabilities related to the convertible note payable was $166,861 as of December 31, 2023.

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

We have served as the Company’s auditor since 2023.

Houston, Texas

April 16, 2024 PCAOB ID: 6771

Resonate Blends, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$6,938	$64,419
Inventory	-	160,492
Other receivable	-	150,000
Advances to Pegasus Specialty Vehicles LLC	970,000	-
Total current assets	976,938	374,911

Fixed assets, net	15,303	24,110
Investment	100	100

TOTAL ASSETS	$992,341	$399,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$445,219	$319,618
Due to related parties	70,099	164,946
Convertible notes payable	1,845,734	988,800
Senior promissory note	600,000	-
Derivative liability	166,861	72,487
Total current liabilities	3,127,913	1,545,851

Total liabilities	3,127,913	1,545,851

Stockholders’ Deficit
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued and outstanding	-	-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 issued and outstanding	-	-
Common stock; $0.0001 par value; 200,000,000 shares authorized; 86,623,596 and 75,437,604 shares issued and outstanding	8,662	7,544
Stock subscription receivable	(261,059)	(261,059)
Additional paid-in capital	24,853,028	24,427,009
Accumulated deficit	(26,736,403)	(25,320,424)
Total stockholders’ deficit	(2,135,572)	(1,146,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$992,341	$399,121

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2023	December 31, 2022

REVENUES	$16,468	$49,501
COST OF REVENUES	114,140	33,068
Gross profit	(97,672)	16,433

OPERATING EXPENSES
Advertising	23,772	378,706
General and administrative	163,903	210,057
Legal and professional	85,126	176,478
Officer compensation	28,750	434,125
Non cash management fees	-	206,462
Total operating expenses	301,551	1,405,828

OPERATING LOSS	(399,223)	(1,389,395)

OTHER INCOME (EXPENSES)
Interest expense	(636,616)	(150,065)
Gain (loss) on change in derivative liability	(94,374)	2,213,527
Amortization of issuance costs	(160,733)	(31,795)
Gain (loss) on settlement of notes payable	(5,033)	-
Loss on investment	(120,000)	-
Other income	-	11,355
Total operating income (expense)	(1,016,756)	2,043,022

NET INCOME (LOSS)	$(1,415,979)	$653,627

INCOME (LOSS) PER SHARE- basic and diluted	$(0.02)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	80,013,557	75,437,604

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid-in	Common Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Receivable	Deficit	Total
Balance, December 31, 2021	-	$-	2,000,000	$200	45,046,637	$4,504	$21,867,416	$-	$-	$(25,974,051)	$(4,101,931)

Issuance of common stock in private placement	-	-	-	-	6,636,985	664	504,312	-	(261,059)	-	243,917
Issuance of common stock for debt conversions	-	-	-	-	22,749,316	2,275	1,844,332	-	-	-	1,846,607
Stock issuance for services	-	-	-	-	1,004,666	101	210,949	-	-	-	211,050
Net income	-	-	-	-		-	-	-	-	653,627	653,627

Balance, December 31, 2022	-	-	2,000,000	200	75,437,604	7,544	24,427,009	-	(261,059)	(25,320,424)	(1,146,730)

Reclassification of convertible debt	-	-	-	-	-	-	(247,142)	-	-	-	(247,142)
Exercise of warrants	-	-	-	-	1,273,273	127	29,873	-	-	-	30,000
Stock issuance for services	-	-	-	-	250,000	25	2,278	-	-	-	2,303
Issuance of common stock for commitment fees	-	-	-	-	6,243,000	624	381,453	-	-	-	382,077
Recognition of stock issued for services	-	-	-	-	-	-	7,671	-	-	-	7,671
Issuance of common stock in private placement	-	-	-	-	137,500	14	9,986	-	-	-	10,000
Conversion of convertible debt	-	-	-	-	3,282,219	328	241,900	-	-	-	242,228
Net loss	-	-	-	-	-	-	-	-	-	(1,415,979)	(1,415,979)

Balance, December 31, 2023	-	$-	2,000,000	$200	86,623,596	$8,662	$24,853,028	$-	$(261,059)	$(26,736,403)	$(2,135,572)

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$(1,415,979)	$653,627
Adjustments to reconcile net income (loss) to net cash used in operations
Gain on derivative liability	94,374	(2,213,527)
Non cash interest expense	160,733	-
Loss on settlement of notes payable	5,033	-
Share professional fees/ compensation	392,051	206,462
Depreciation and amortization	8,807	7,738
Stock subscription receivable	-	(261,059)
Loss on investment	120,000	-
Changes in operating assets and liabilities
Inventory	160,492	85,283
Advances to suppliers	-	10,830
Other receivables	30,000	(150,000)
Accounts payable and accrued expenses	455,655	112,233
Due to related party	-	119,946
Net cash provided by (used in) operating activities	11,166	(1,428,467)

Cash Flows from Investing Activities
Deposit on acquisition of Pegasus Specialty Vehicles LLC	(805,000)	-
	(805,000)	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	930,000	1,388,800
Proceeds from subsription	-	91,173
Proceeds from private placement	10,000	-
Proceeds from warrant exercise	30,000	-
Repayment of related party advances	(94,847)	-
Repayment of convertible notes	(138,800)	-
Net cash provided by (used in) financing activities	736,353	1,479,973

Net increase (decrease) in cash	(57,481)	51,506
Cash, beginning of year	64,419	12,913
Cash, end of year	$6,938	$64,419

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Conversion of debt for common stock	$242,228	$2,265,000

The accompanying notes are an integral part of these consolidated financial statements.

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

On June 20, 2023, the Company entered into an Agreement and Plan of Merger with Pegasus Specialty Vehicles, LLC, an Ohio limited liability company, and Pegasus Specialty Holdings LLC, an Ohio limited liability company (collectively “Pegasus”) and wholly-owned subsidiary of the Company. On December 7, 2023, the Company notice received a notice of termination from Pegasus notifying the Company that the Agreement and Plan of Merger has been terminated.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2023 and 2022.

Reclassifications

Certain reclassifications have been made to the December 31, 2022 classifications to make them comparable to December 31, 2023.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $26,736,403 at December 31, 2023, had a working capital deficit of $2,150,975 and $1,170,940 at December 31, 2023 and December 31, 2022, respectively, had a net loss of $1,415,979 and net income $653,627 for years ended December 31, 2023 and 2022, respectively. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. On December 31, 2023 and 2022 no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2023, and 2022 there’s no allowance for doubtful accounts and bad debts.

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

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The three levels of the fair value hierarchy are described below:

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2023 and 2022:

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	166,861	166,861

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	-	-	72,487	72,487

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first in, first out basis.. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions. Generally, the Company only keeps inventory on hand for sales made and in which a deposit has been received. At December 31, 2023, the Company determined its’ inventory was not saleable. As such, a charge of $100,883 was charged off to Cost of Revenue in the Statement of Operations.

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

Advertising Expenses

Advertising expenses are expensed as incurred. The Company incurred $23,772 and $378,706 in advertising expenses for the years ended December 31, 2023 and 2022, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At December 31, 2023 and December 31, 2022, amounts due related parties were $70,099 and $164,946, respectively. These advances are non-interest bearing and payable upon demand.

During the year 2023, a total of $28,750 in payments were made to senior management of the Company, which included Geoffrey Selzer, David Thielen and Pam Kerwin.

On March 14, 2024, in conjunction with our acquisition of EMGE, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary (the “Conveyance Agreement”) with two of our then-wholly-owned subsidiaries, Resonate Blends, LLC, a California limited liability company, and Entourage Labs, LLC, a California limited liability company (collectively, Resonate Blends, LLC and Entourage Labs, LLC are referred to as the “Subsidiary”), and our former Chief Executive Officer and Director, Geoffrey Selzer. Pursuant to the Conveyance Agreement, we assigned our ownership in the Subsidiary to Mr. Selzer. In consideration of our assignment of the Subsidiary, Mr. Selzer (a) assumed and agreed to pay, perform and discharge, fully and completely, all liabilities of the Subsidiary, (b) indemnified us for any loss arising from or in connection with any of such liabilities and (c) agreed to pay us (i) 20% of any proceeds from the sale of the Subsidiary that occurs prior to the one-year anniversary of the Conveyance Agreement and (ii) 10% of any proceeds from the sale of the Subsidiary that occurs after the one-year anniversary and prior to the two-year anniversary of the Conveyance Agreement.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022
Convertible notes face value	$1,852,500	$988,800
Less: Discounts	(6,766)	-
Less: Debt issuance cost
Net convertible notes	$1,845,734	$988,800

At December 31, 2022, $200,000 of the convertible notes was an 8% Unsecured Convertible Promissory Note from an investor issued March 5, 2021. The note has an automatic conversion into equity on the maturity date, which was July 3, 2022, or if a Qualified Financing (QF) of $5,000,000 is achieved, whichever occurs first. The maturity date pricing is $0.10. A QF converts into equity at the lesser of $1.00 or 75% of the average selling price of the aggregate offering. On July 10, 2023, the note was converted to 3,282,219 shares of common stock.

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

On June 27, 2022, the Company issued and sold to an accredited investor a convertible promissory note the principal amount of $138,800 under a Securities Purchase Agreement of the same date. The Company received $128,500 from the Note after applying the original issue discount to the Note. During the year ended December 31, 2023, the Company repaid the entire note.

On September 8, 2022, the Company issued and sold a senior secured convertible promissory note to AJB Capital Investments LLC (“AJB”) for a principal amount of $600,000, together with guaranteed interest of 12% per year calendar from the date hereof. All Principal and Interest owing hereunder, along with any and all other amounts, shall be due and owing on the Maturity Date March 8, 2023. We received $540,000 from the Note after applying the original issue discount to the Note. The note is convertible at a Variable Conversion Price shall equal the volume weighted average trading price (i) during the previous twenty (20) Trading Day period ending on the date of issuance of this Note, or (ii) during the previous twenty (20) Trading Day period ending on the Conversion Date.

The Maturity Date may be extended at the sole discretion of the Borrower up to six (6) months following the date of the original Maturity Date hereunder. In the event that the Maturity Date is extended, the interest rate shall equal fifteen percent (15%) per annum for any period following the original Maturity Date, payable monthly.

The maturity date for repayment of the Notes is nine months from issuance and the Notes bear interest at 10% per annum. On September 29, 2023, the Company entered into an amendment with AJB extending the maturity date of the Note through December 28, 2023. In exchange for this amendment, we issued AJB 3,000,000 shares (“extension shares”) of common stock. The Company can redeem certain shares if all principal and interest is repaid in full prior to the new maturity date.

The Securities Purchase Agreement contain a most-favored nation provision that allows the Investor to claim any lower price from any future securities six months after this closing and a blocker on issuing variable rate investments.

During the year ended December 31, 2023, the Company issued 5 convertible promissory notes totalling $457,500, net of debt issuance costs of $37,500. At December 31, 2023, the balance of the notes were $453,125, net of unamortized discount. These notes are convertible into common stock into the next funding round expected to be priced at $.08 per share issued in a Series Preferred with a 4% coupon payable until the Preferred is converted into common stock. A 2-year cash Warrant with 50% coverage priced at $.25 is also available as part of this conversion. A total of 6,243,000 commitment shares and 250,000 warrants issued. This Note has a personal guarantee for the full principal amount to Resonate Blends, Inc. by Darshan Vyas, Principal of Pegasus. Resonate Blends, Inc. in return will guarantee the Lender.

On November 11, 2023, the Company issued and sold to an accredited investor a convertible promissory note the principal amount of $80,000 under a Securities Purchase Agreement of the same date. The Company received $75,000 from the Note after applying the original issue discount to the Note. The note can be converted 6 months after issuance into common stock at a variable conversion price of 73% of the market price, the market price being the average of the 3 lowest trading prices over the prior 10 days.

As of December 31, 2023 and 2022, accrued interest payable on notes payable was $322,040 and $265,480, respectively.

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for’ any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Binomial pricing model.

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

The Company used the Binomial pricing model at December 31, 2023 and Black-Scholes pricing model at December 31, 2022 to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	December 31, 2023	December 31, 2022

Exercise price	$0.0133	$0.030
Expected volatility	460%	220%
Risk-free interest rate	4.64%	1.45%
Expected term (in years)	1.00	.1
Expected dividend rate	0%	0%

NOTE 6 – SENIOR PROMISSORY NOTE

On June 16, 2023, the Company signed a Securities Purchase Agreement (“SPA”) with an accredited investor, pursuant to which the Company issued and sold to the accredited investor a 15% original issue discount Senior Promissory Note (non-convertible), dated June 20, 2023, in the principal amount of $575,000. The Senior Promissory Note is secured by all of the Company’s assets under a separate security agreement between the accredited investor and the Company.

The Company received $435,000 from the Senior Promissory Note after applying the original issue discount and commissions and fees. The proceeds were utilized as a deposit on the Company’s acquisition of Pegasus Specialty Vehicles, LLC (See Note 7).

The maturity date for repayment of the Senior Promissory Note is September 16, 2023, and bears interest at 15% per annum starting 60 days after issuance and interest payable in cash monthly thereafter. The Company may prepay the Senior Promissory Note at any time, but is required to pay a premium of 104% of the principal amount if repaid after 60 days.

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

On November 12, 2023, the Company and the accredited investor agreed to amend the original Note dated June 16, 2023. The amendment increased the Note amount from $575,000 to $600,000 and also called for the Company to issue an additional 420,000 shares to extend the maturity date of the Note.

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

Consummation of the Merger was subject to the satisfaction or, if permitted by applicable law, waiver, by the Company, Pegasus, or both of various conditions. For Pegasus, these conditions include, without limitation, (i) an agreeable plan to spin out the existing Company cannabis assets and operations, (ii) an agreeable plan to transfer the outstanding shares of Series C Preferred Stock of the Company to Brian Barrington simultaneously to the date of the aforementioned spin-out; (iii) an agreeable plan to retire the Series E Designation; (iv) financing by the Company of $3,000,000 less costs; (v) the filing of the Certificate of Designation for the Series AA Preferred Stock with the Secretary of State of Nevada; and (vi) certain other customary conditions. For the Company, these conditions include, without limitation, (i) a secured promissory note issued by Pegasus to the Company in the amount of $500,000 with the collateral being a UCC lien subordinate to other lenders; (ii) the payback by the Company of certain advances contributed by corporate officers and others in the Company in an amount not to exceed $140,000; (iii) resolutions of the equity holders of Pegasus approving the Merger Agreement and the transactions contemplated; and (iv) certain other customary conditions.

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

On December 7, 2023, the Company notice received a notice of termination from Pegasus notifying the Company that the Agreement and Plan of Merger has been terminated.

At December 31, 2023, Pegasus owed the Company $970,000 of funds raised by the Company and advanced to Pegasus.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 16, 2019, the Company signed a lease agreement that expires on thirty days’ notice. Rent expense was approximately $5,912 and $10,591 for the years ended December 31, 2023 and 2022, respectively.

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

NOTE 9 – INCOME TAXES

At December 31, 2023, the cumulative net operating loss carry-forward from continuing operations is approximately $26,000,000 and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2023 and December 31, 2022:

Deferred tax attributable to:	2023	2022
Net Operating loss carry over	$5,460,764	$5,376,927
Valuation allowance	5,460,764	5,376,927
Net deferred tax assets	$-	$-

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

There were 2,000,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2023 and 2022.

There were 10,000 shares of Series E Preferred Stock authorized and 0 outstanding as of December 31, 2023 and 2022. There are no other series of preferred stock outstanding as of December 31, 2023 and 2022.

Common Stock

During the year ended December 31, 2023, the Company issued the following shares of common stock:

●	The Company issued 1,273,273 shares of common stock for the exercise of a warrant for proceeds of $30,000;
●	The Company issued 250,000 shares of common stock under a consulting agreement with a 1 year term. The shares were valued at $14,250, the fair value at the issuance date. Of this amount, $9,487 was recognized during the year ended December 31, 2023.
●	The Company issued a total of 6,243,000 shares of common stock as commitment fees under borrowing agreements. The Company recognized $382,077 in expenses, the fair value of the common stock on the issuance dates.
●	The Company issued 137,500 shares of common stock for $10,000 in a private placement.
●	The Company issued a total of 3,282,219 shares of common stock as to convert a convertible note of $200,000 and accrued interest of $42,228.

During the year ended December 31, 2022, the Company issued the following shares of common stock:

●	The Company issued 1,004,666 shares of common stock for services for $211,050.
●	The Company issued 6,636,985 shares of common stock for $243,917 in private placements.
●	The Company issued a total of 22,749,316 shares of common stock as to convert convertible notes and accrued interest of $1,846,607.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023, to the date these financial statements were issued and has determined that the following subsequent events:

Change in Control

Effective March 14, 2024, Geoffrey Selzer, the Company’s former Chief Executive Officer and Director, and Jim Morrison, the Company’s current President and Director, entered into a Securities Purchase Agreement (the “Control Agreement”), pursuant to which Mr. Selzer sold all 2,000,000 outstanding shares of the Company’s Series C Preferred Stock to Mr. Morrison for $10.00 in cash. Mr. Morrison now possesses voting control of the Company.

EMGE Acquisition Transaction

On February 26, 2024, we entered into entered into a Share Exchange Agreement, as amended (the “Exchange Agreement”), with Emergent Health Corp., a Wyoming corporation (EMGE), and the holders (the “EMGE Preferred Shareholders”) of Series Class A Preferred Stock and the Series C Convertible Non-Voting Preferred Stock (collectively, the “EMGE Equity Interests”).

On March 14, 2024, the parties closed the Exchange Agreement. At the closing of the Exchange Agreement: (a) the EMGE Preferred Shareholders exchanged all of their respective EMGE Equity Interests for an equal number of shares of the Company’s to-be-designated Series F Convertible Preferred Stock that shall convert into 93% of the common stock of the Company on a fully-diluted basis (the “Series F Preferred Stock”), which shares of Series F Preferred Stock are currently issuable to the EMGE Preferred Shareholders and are to be issued upon the Company’s filing of a Certificate of Designation with the State of Nevada; (b) the Company consummated the Conveyance Agreement; and (c) all persons serving as directors and officers of the Company prior to the consummation of the Exchange Agreement resigned and appointed four new members of the Company’s Board of Directors.

Conveyance Agreement

On March 14, 2024, in conjunction with our acquisition of EMGE, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary (the “Conveyance Agreement”) with two of our then-wholly-owned subsidiaries, Resonate Blends, LLC, a California limited liability company, and Entourage Labs, LLC, a California limited liability company (collectively, Resonate Blends, LLC and Entourage Labs, LLC are referred to as the “Subsidiary”), and our former Chief Executive Officer and Director, Geoffrey Selzer. Pursuant to the Conveyance Agreement, we assigned our ownership in the Subsidiary to Mr. Selzer. In consideration of our assignment of the Subsidiary, Mr. Selzer (a) assumed and agreed to pay, perform and discharge, fully and completely, all liabilities of the Subsidiary, (b) indemnified us for any loss arising from or in connection with any of such liabilities and (c) agreed to pay us (i) 20% of any proceeds from the sale of the Subsidiary that occurs prior to the one-year anniversary of the Conveyance Agreement and (ii) 10% of any proceeds from the sale of the Subsidiary that occurs after the one-year anniversary and prior to the two-year anniversary of the Conveyance Agreement.

New Business Plan

Following the consummation of the EMGE-related transactions, the Company’s Board of Directors determined that the Company would adopt the business plan of EMGE, which is summarized in the following paragraph.

The Company now engages in the discovery, development and marketing of products designed to better mankind. The Company believes it is positioning itself as a leader in the field of Regenerative Medicine defined by the National Institute of Health using nutritionally designed products. Intended products are to be marketed under third-party label exemptions. The Company is focusing its current efforts on marketing licensed patent-pending natural stem cell mobilizing agents capable of enhancing each individual’s ability to mobilize their own adult stem cells from their bone marrow. Also, the Company is licensed under a patent-pending application to market a dual acting all natural diet aid designed to help control hunger through normal body signals to the brain and stomach. Products are being developed for consumer and professional markets. Research and development activities center on exploring other areas, such as Secretogues, that can naturally enhance a person’s own growth hormone production and similar all natural bioactive formulations to enhance human performance safely, ethically, legally and utilizing known body mechanisms without the use of drugs.

Convertible Notes – Third Parties

AJB Capital Investments, LLC. In March 2024, the Company obtained a loan from AJB Capital Investments, LLC (“AJB”) which netted the Company $252,000 in proceeds. In consideration of such loan, the Company issued a $280,000 face amount promissory note (the “AJB Note”), with OID of $28,000, bearing interest at 12% per annum, with principal and interest payable on September 4, 2024. The Company has the right to repay the AJB Note at any time. Should the Company be in default, which shall not have been cured, the AJB Note is convertible into shares of the Company’s common stock at a conversion price that shall equal the volume weighted average trading price (a) during the previous 20 trading-day period ending on the date of issuance of the AJB Note or (b) during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower.

The AJB Note is secured by all assets of the Company.

In addition, the Company issued to AJB a pre-funded common stock purchase warrant (the “AJB Warrant”) to purchase 3,428,571 shares of our common stock, with a nominal exercise price of $.00001 per share. The AJB Warrant may be exercised on a cashless basis.

Ray Vollintine. In March 2024, the Company obtained a loan from Ray Vollintine (“Vollintine”) which netted the Company $250,000 in proceeds. In consideration of such loan, the Company issued a $280,000 face amount promissory note (the “Vollintine Note”), with OID of $30,000, bearing interest at 12% per annum, with principal and interest payable on September 29, 2024. The Company has the right to repay the Vollintine Note at any time. The Vollintine Note is convertible at any time and from time to time into shares of the Company’s common stock at a conversion price that shall equal to $.035 per share; provided, however, that, upon an event of default, the conversion price shall be the lower of (a) $.035 or (b) the volume weighted average trading price during the previous 20 trading-day period ending on the date of issuance of the Vollintine Note or during the previous 20 trading-day period ending on the relevant conversion date, whichever is lower.

The Vollintine Note is unsecured.

In addition, the Company issued to Vollintine a pre-funded common stock purchase warrant (the “Vollintine Warrant”) to purchase 7,200,000 shares of our common stock, with a nominal exercise price of $.00001 per share. The Vollintine Warrant may be exercised on a cashless basis, As further consideration for Vollintine’s purchasing the Vollintine Note, the Company entered into a make-whole agreement that assures that Vollintine shall derive not less than $250,000 in net proceeds from Vollintine’s sales of the common stock underlying the Vollintine Warrant.

