Form 10-Q
period 2024-03-31
Resonate Blends, Inc.
filed 2024-05-20
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

203-253-9191

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 96,179,058 shares of common stock as of May 17, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2024 (unaudited), and December 31, 2023
F-2	Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023 (unaudited)
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2024 and 2023 (unaudited)
F-4	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (unaudited)
F-5	Notes to Consolidated Unaudited Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim three months ended March 31, 2024, are not necessarily indicative of the results that can be expected for the full year.

3

Resonate Blends, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$47,194	$6,938
Advances to Pegasus Specialty Vehicles LLC	970,000	970,000
Total current assets	1,017,194	976,938

Fixed assets, net	50,000	15,303
Intangible assets, net	4,803,841	-
Due from related parties	19,505	-
Investment	1,880	100
Other assets	42,500	-

TOTAL ASSETS	$5,934,920	$992,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$912,895	$445,219
Due to related parties	837,810	70,099
Convertible notes payable	1,535,037	1,845,734
Senior promissory note	845,443	600,000
Notes payable	1,869,800	-
Derivative liability	-	166,861
Total current liabilities	6,000,985	3,127,913

Total liabilities	6,000,985	3,127,913

Stockholders’ Deficit
Series B - Preferred stock, 66,667 shares authorized, $0.0001 par value, 0 issued and outstanding	-	-
Series C - Preferred stock, 2,000,000 shares authorized, $0.0001 par value, 2,000,000 issued and outstanding	200	200
Series D Preferred stock 40,000 shares authorized, $0.0001 par value 40,000 issued and outstanding	-	-
Common stock; $0.0001 par value; 200,000,000 shares authorized; 96,179,058 and 86,623,596 shares issued and outstanding	9,618	8,662
Preferred stock issuable	4,722,776	-
Common stock issuable	421,312	-
Stock subscription receivable	(261,059)	(261,059)
Additional paid-in capital	25,465,961	24,853,028
Accumulated deficit	(30,424,873)	(26,736,403)
Total stockholders’ deficit	(66,065)	(2,135,572)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,934,920	$992,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

REVENUES	$95,050	$10,107
COST OF REVENUES	31,204	8,572
Gross profit	63,846	1,535

OPERATING EXPENSES
Advertising	18,364	13,284
General and administrative	342,070	67,172
Legal and professional	107,740	12,965
Officer compensation	12,500	5,000
Total operating expenses	480,674	98,421

OPERATING LOSS	(416,828)	(96,886)

OTHER INCOME (EXPENSES)
Interest expense	(165,514)	(46,403)
Gain (loss) on change in derivative liability	(140,043)	(139,951)
Amortization of issuance costs	(10,246)	(97,712)
Loss on debt conversion	(32,455)	-
Other income	15,000	-
Gain on disposal of Resonate Blends	69,243	-
Loss on acquiition of Emergent Health Corp.	(3,007,627)	-
Total operating income (expense)	(3,271,642)	(284,066)

NET INCOME (LOSS)	$(3,688,470)	$(380,952)

INCOME (LOSS) PER SHARE- basic and diluted	$(0.04)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	89,983,758	75,437,604

The accompanying notes are an integral part of these consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid-in	Series F Preferred Stock	Common Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Receivable	Deficit	Total
Balance, December 31, 2022	-	$-	2,000,000	$200	75,437,604	$7,544	$24,427,009	$-	$-	$(261,059)	$(25,320,424)	$(1,146,730)

Reclassification of convertible debt	-	-	-	-	-	-	(247,142)	-	-	-	-	(247,142)
Exercise of warrants	-	-	-	-	-	-	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	-	-	-	-	-	-	(380,952)	(380,952)

Balance, March 31, 2023	-	$-	2,000,000	$200	75,437,604	$7,544	$24,179,867	$-	$6,000	$(261,059)	$(25,701,376)	$(1,768,824)

Balance, December 31, 2023	-	$-	2,000,000	$200	86,623,596	$8,662	$24,853,028	$-	$-	$(261,059)	$(26,736,403)	$(2,135,572)

Stock issuance for services	-	-	-	-	9,555,462	956	306,029	-	-	-	-	306,985
Conversion of convertible debt	-	-	-	-	-	-	-	-	421,312	-	-	421,312
Settlement of derivative liabilities	-	-	-	-	-	-	306,904	-	-	-	-	306,904
Acquistion of Emergent Health Corp.	-	-	-	-	-	-	-	4,722,776	-	-	-	4,722,776
Net loss	-	-	-	-	-	-	-	-	-	-	(3,688,470)	(3,688,470)

Balance, March 31, 2024	-	$-	2,000,000	$200	96,179,058	$9,618	$25,465,961	$4,722,776	$421,312	$(261,059)	$(30,424,873)	$(66,065)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Resonate Blends, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$(3,688,470)	$(380,952)
Adjustments to reconcile net income (loss) to net cash used in operations
Gain on derivative liability	140,043	139,951
Non cash interest expense	10,246	97,712
Gain on disposal of Resonate Blends	(69,243)	-
Loss on acquisition of Emergent Health Corp.	2,806,683	-
Loss on conversion of convertible debt	32,455	-
Share professional fees/ compensation	306,985	-
Depreciation and amortization	1,890	3,004
Changes in operating assets and liabilities
Inventory	-	45,420
Advances to suppliers	-	-
Other receivables	-	30,000
Accounts payable and accrued expenses	279,672	210,134
Due to related party	(19,505)	-
Net cash provided by (used in) operating activities	(199,244)	145,269

Cash Flows from Investing Activities
Deposit on acquisition of Pegasus Specialty Vehicles LLC	-	-
Cash Flows from Financing Activities
Proceeds from issuance of secured promissory notes	239,500	-
Proceeds from issuance of convertible notes	-	-
Proceeds from warrant exercise	-	6,000
Repayment of related party advances		(95,846)
Repayment of convertible notes	-	(118,800)
Net cash provided by (used in) financing activities	239,500	(208,646)

Net increase (decrease) in cash	40,256	(63,377)
Cash, beginning of period	6,938	64,419
Cash, end of period	$47,194	$1,042

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Conversion of debt for common stock	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS TO BE COMPLETED

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

The Company

Resonate Blends, Inc. formerly Textmunication Holdings, Inc. (the “Company”) was incorporated on in October 1984 in the State of Georgia as Brock Control Systems. Founded by Richard T. Brock, the Company was in the sales automation market and an early developer of enterprise customer management systems. The Company went public at the end of March of 1993. In February of 1996, the Company changed its name to Brock International Inc., and in March of 1998, the Company again changed its’ name to Firstwave Technologies, Inc.

In 2007, the Company deregistered its common stock in order to avoid the expenses of being a public company. The Company reported briefly on the OTC Disclosure & News Service in 2008. The Company again changed its name to FSTWV, Inc.

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

Effective March 14, 2024, Geoffrey Selzer, the Company’s former Chief Executive Officer and Director, and Jim Morrison, the Company’s current President and Director, entered into a Securities Purchase Agreement, pursuant to which Mr. Selzer sold all 2,000,000 outstanding shares of the Company’s Series C Preferred Stock to Mr. Morrison for $10.00 in cash. Mr. Morrison now possesses voting control of the Company.

On February 26, 2024, the Company entered into entered into a Share Exchange Agreement, as amended, with Emergent Health Corp., a Wyoming corporation (EMGE), and the holders (the “EMGE Preferred Shareholders”) of Series Class A Preferred Stock and the Series C Convertible Non-Voting Preferred Stock. On March 14, 2024, the parties closed the Exchange Agreement. At the closing of the Exchange Agreement: (a) the EMGE Preferred Shareholders exchanged all of their respective EMGE Equity Interests for an equal number of shares of the Company’s to-be-designated Series F Convertible Preferred Stock that shall convert into 93% of the common stock of the Company on a fully-diluted basis (the “Series F Preferred Stock”), which shares of Series F Preferred Stock are currently issuable to the EMGE Preferred Shareholders and are to be issued upon the Company’s filing of a Certificate of Designation with the State of Nevada; (b) the Company consummated the Conveyance Agreement; and (c) all persons serving as directors and officers of the Company prior to the consummation of the Exchange Agreement resigned and appointed four new members of the Company’s Board of Directors.

On March 14, 2024, in conjunction with the acquisition of EMGE, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiary with two of the Company’s then-wholly-owned subsidiaries, Resonate Blends, LLC, a California limited liability company, and Entourage Labs, LLC, a California limited liability company, and our former Chief Executive Officer and Director, Geoffrey Selzer. Pursuant to the Conveyance Agreement, the Company assigned its’ ownership in the Subsidiary to Mr. Selzer. In consideration of our assignment of the Subsidiary, Mr. Selzer (a) assumed and agreed to pay, perform and discharge, fully and completely, all liabilities of the Subsidiary, (b) indemnified us for any loss arising from or in connection with any of such liabilities and (c) agreed to pay the Company (i) 20% of any proceeds from the sale of the Subsidiary that occurs prior to the one-year anniversary of the Conveyance Agreement and (ii) 10% of any proceeds from the sale of the Subsidiary that occurs after the one-year anniversary and prior to the two-year anniversary of the Conveyance Agreement.

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2024, the Company has an accumulated deficit of $30,424,873. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2024 and December 31, 2023, there’s no allowance for doubtful accounts and bad debts.

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

EMGE sells ingestible and topical products to retail customers across the United States of America. The Company’s standard delivery method is “free on board” shipping point. Consequently, the Company considers control of products to transfer at a single point in time when control is transferred to the customer, which is generally when products are shipped in accordance with an agreement or purchase order. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product. The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgement as the contract with the customer. For each contract, the Company considers the promise to transfer products to be the identified performance obligations. The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for monetary consideration from the customer. Sales taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

Revenue is deferred when the Company receives payment under a contract with a customer prior to satisfying its performance obligation. As the majority of orders are processed and shipped immediately upon receipt of payment, it is rare that revenue is deferred. There was no deferred revenue as of March 31, 2024 and December 31, 2023.

Significant payment terms – The Company’s contracts with its customers state the final terms of the sale, including the description, quantity, and price of each product purchased. Payments are typically due prior to delivery. Since the customer agrees to a stated rate and price in the contract that do not vary over the contract, the Company’s contracts do not contain variable consideration. Economic factors - The Company’s revenues and accounts receivable are derived primarily from the United States with no particular concentration in any industry. Sales revenue is impacted by overall economic conditions, as there are fewer sales when the Company’s customers are impacted by negative economic conditions. Returns, refunds, and warranties – The Company has a 30-day return policy on all products. As the amount of returned product is minimal, management believes that returns on any goods sold subsequent to March 31, 2024, and 2023, were not material.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended March 31, 2024 and year ended December 31, 2023.

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$166,861	$166,861

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At March 31, 2024 and December 31, 2023, amounts due related parties were $837,810 and $70,099, respectively. These advances are non-interest bearing and payable upon demand.

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

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Convertible notes face value	$1,537,500	$1,852,800
Less: Discounts	(2,463)	(6,766)
Less: Debt issuance cost	-	-
Net convertible notes	$1,535,037	$1,845,734

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

During the year ended December 31, 2023, the Company issued 5 convertible promissory notes totaling $457,500, net of debt issuance costs of $37,500. At December 31, 2023, the balance of the notes were $453,125, net of unamortized discount. These notes are convertible into common stock into the next funding round expected to be priced at $.08 per share issued in a Series Preferred with a 4% coupon payable until the Preferred is converted into common stock. A 2-year cash Warrant with 50% coverage priced at $.25 is also available as part of this conversion. A total of 6,243,000 commitment shares and 250,000 warrants issued. This Note has a personal guarantee for the full principal amount to Resonate Blends, Inc. by Darshan Vyas, Principal of Pegasus. Resonate Blends, Inc. in return will guarantee the Lender.

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

The Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	September 30, 2023	December 31, 2023

Exercise price	$-	$0.0133
Expected volatility	-%	460%
Risk-free interest rate	-%	4.64%
Expected term (in years)	-	1.0
Expected dividend rate	-%	0%

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

At December 31, 2023, Pegasus owed the Company $970,000 of funds raised by the Company and advanced to Pegasus.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2024, the Company issued the following shares of common stock:

●	The Company issued a total of 9,555,462 shares of common stock as to convert a convertible note and accrued interest of $306,985.

NOTE 9 – SUBSEQUENT EVENTS

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

Results of Operation for Three Months Ended March 31, 2024 and 2023

Revenues. We reported $95,050 (unaudited) and $10,107 (unaudited) in sales for the three months ended March 31, 2024 (“Interim 2024”) and 2023 (“Interim 2023”), respectively. All of our revenues for Interim 2024 were attributable to the business operations of EMGE for the period from the acquisition date, March 14, 2024. All revenues reported for Interim 2023 were attributable to the Subsidiary.

Gross Profit. For Interim 2024, our cost of revenue was $31,204 (unaudited), compared to cost of revenue of $8,572 (unaudited) for Interim 2023, resulting in a gross profit of $63,846 (unaudited) for Interim 2024 and a gross profit of $1,535 (unaudited) for Interim 2023.

All cost of revenue and gross profit for Interim 2024 were attributable to the business operations of EMGE for the period from the acquisition date, March 14, 2024. All cost of revenue and gross profit reported for Interim 2023 were attributable to the Subsidiary.

Operating Expenses. Our operating expenses were $480,674 (unaudited) and $98,421 (unaudited) for Interim 2024 and Interim 2023, respectively. Our operating expenses for the remainder of 2024 can be expected to increase as the effects of the acquisition of EMGE impact our operating results. No prediction as to the level of operating expenses for all of 2024 can be made in this regard, however.

Other Income/Expense. We had other expense of $3,271,642 (unaudited) for Interim 2024, compared to $284,066 (unaudited) in other expense for Interim 2023. $3,007,627 of the other expense during Interim 2024 is attributable to loss on acquisition of EMGE.

Net Income/Loss. For Interim 2024, we had a net loss of $3,688,470 (unaudited), compare to a net loss of $380,952 (unaudited) for Interim 2023.

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

As of March 31, 2024, we had total current assets of $1,017,194 (unaudited), consisting of $47,194 (unaudited) in cash and $970,000 (unaudited) in advances to former acquisition partner-company. Our total current liabilities as of March 31, 2024, were $6,000,985 (unaudited). Our working capital deficit was $4,983,791 (unaudited) as of March 31, 2024, compared to our working capital deficit of $2,150,975 (unaudited) as of December 31, 2023.

Going Concern

As of March 31, 2024, we have an accumulated deficit of $30,424,873 (unaudited). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Please see “Risk Factors” in Item 2.01. Completion of Acquisition or Disposition of Assets of our amended Current Report on Form 8-K filed on April 16, 2024, which are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we did not issue any unregistered securities not previously reported.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Promissory Note dated March 4, 2024, $280,000 principal amount, issued by the Company in favor of AJB Capital Investments, LLC
4.2	Promissory Note dated March 29, 2024, $280,000 principal amount, issued by the Company in favor of AJB Capital Investments, LLC
4.3	Pre-Funded Common Stock Purchase Warrant dated March 4, 2024, issued by the Company to AJB Capital Investments, LLC
4.4	Pre-Funded Common Stock Purchase Warrant dated March 29, 2024, issued by the Company to Ray Vollintine
10.1	Securities Purchase Agreement dated as of March 4, 2024, between the Company and AJB Capital Investments, LLC
10.2	Security Agreement dated as of March 4, 2024, between the Company AJB Capital Investments, LLC
10.3	Securities Purchase Agreement dated as of March 29, 2024, between the Company and Ray Vollintine
10.4	Make-Whole Letter dated March 29, 2024, between the Company and Ray Vollintine
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	May 20, 2024

By:	/s/ Jim Morrison
Jim Morrison
Title:	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

