Form 10-Q
period 2024-09-30
Resonate Blends, Inc.
filed 2024-11-26
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

100,401,280 shares of common stock as of November 25, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2024 (unaudited), and December 31, 2023
F-2	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2024 and 2023 (unaudited)
F-4	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)
F-5	Notes to Consolidated Unaudited Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim six months ended September 30, 2024, are not necessarily indicative of the results that can be expected for the full year.

3

RESONATE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$68,236	$6,938
Advances to Pegasus Specialty Vehicles, LLC	970,000	970,000
Loan receivable	6,000	-
Total current assets	$1,044,236	$976,938

Fixed assets:
Fixed assets, net	$15,303	$15,303
Total fixed assets	$15,303	15,303
Other assets:
Investments	$805,379	$100
Total other assets	$805,379	$100

Total assets	$1,864,918	$992,341

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$929,432	$445,219
Loans payable	248,434	-
Loans payable, related parties	192,710	70,099
Notes payable, net of discount	770,000	-
Notes payable, related parties	845,443	600,000
Convertible notes payable	1,515,037	1,845,734
Derivative liability	-	166,861
Total current liabilities	$4,501,056	3,127,913

Shareholders’ Deficit:
Series B Preferred Stock, $ 0.0001 par value; 66,667 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	-	-
Series C Preferred Stock, $ 0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	200	200
Series D Preferred Stock, $ 0.0001 par value; 40,000 shares authorized; 40,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, $ 0.0001 par value; 200,000,000 shares authorized; 101,401,280 and 86,623,596 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	10,040	8,662
Additional paid-in capital	25,485,539	24,853,028
Common stock issuable	421,312	-
Stock subscription receivable	(261,059)	(261,059)
Accumulated deficit	(28,292,170)	(26,736,403)

Total shareholders’ deficit	$(2,636,138)	(2,135,572)

Total liabilities and shareholders’ deficit	$1,864,918	$992,341

See accompanying notes to unaudited consolidated financial statements.

RESONATE BLENDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months September 30, 2024	For the Three Months September 30, 2023		For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Sales	$598,627		$-	$1,349,905		$16,468

Cost of Goods Sold	179,157		-	477,079		13,257

Gross Profit (Loss)	419,470		-	872,826		3,211

Operating expenses:
General and administrative	251,930		22,920	911,192		127,792
Sales commissions	155,213			422,849
Consulting	265,128		-	755,997		-
Legal and professional	13,445		24,055	67,875		62,835
Research and development	3,512		-	61,875		5,000
Total operating expenses	689,228		46,975	2,219,787		195,627

Loss from operations	(269,758)	#	(46,975)	(1,346,962)	#	(192,416)

Other income (expense):
Interest expense	(3,282)		(155,756)	(110,304)		(307,865)
Gain on disposal of Resonate Blends	-		-	15,000		-
Gain on investment	-		-	69,243		-
Gain (loss) on change in derivative liability	-		123,227	(140,043)		(228,510)
Amortization of issuance costs	-		(143,633)	(10,246)		(277,608)
Gain (loss) on conversion of debt	(32,455)		-	(32,455)		-
Gain (loss) on settlement of notes payable	-		(5,033)	-		(5,033)
Total other income (expense)	(35,737)		(181,195)	(208,805)		(819,016)

Net loss	$(305,495)		$(228,170)	$(1,555,767)		$(1,011,432)

Net loss per share - basic and diluted	$(0.00)		$(0.00)	$(0.02)		$(0.01)

Weighted average shares outstanding - basic	97,616,256		81,748,762	96,661,621		77,912,142

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Condensed Statement of Stockholder’s Equity (Deficit)

For the Period from December 31, 2022 to September 30, 2024

(Unaudited)

	Preferred Stock Series A Shares	Preferred Stock Series A Amount	Preferred Stock Series C Shares	Preferred Stock Series C Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Issuable	Subscription Receivable	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2022	-	$-	2,000,000	$200	75,437,604	$7,544	$24,427,009	$-	$(261,059)	$(25,320,424)	$(1,146,730)

Reclassification of convertible debt	-	-	-	-	-	-	(247,142)	-	-	-	(247,142)
Exercise of warrants	-	-	-	-	1,273,273	127	29,873	-	-	-	30,000
Stock issuance for services	-	-	-	-	250,000	25	2,278	-	-	-	2,303
Issuance of common stock for commitment fees	-	-	-	-	6,243,000	624	381,453	-	-	-	382,077
Recognition of stock issued for services	-	-	-	-	-	-	7,671	-	-	-	7,671
Issuance of common stock in private placement	-	-	-	-	137,500	14	9,986	-	-	-	10,000
Conversion of convertible debt	-	-	-	-	3,282,219	328	241,900	-	-	-	242,228
Net loss, December 31, 2023						-				(1,415,979)	(1,415,979)

Balance, December 31, 2023	-	$-	2,000,000	$200	86,623,596	$8,662	$24,853,028	$-	$(261,059)	$(26,736,403)	$(2,135,572)

Stock issuance for services	-	-	-	-	9,555,462	956	306,029	-	-	-	306,985
Conversion of convertible debt	-	-	-	-	4,222,222	422	19,578	421,312	-	-	441,312
Settlement of derivative liabilities	-	-	-	-	-	-	306,904	-	-	-	306,904
Net loss, September 30,2024										(1,555,767)	(1,555,767)

Balance, September 30, 2024	-	$-	2,000,000	$200	100,401,280	$10,040	$25,485,539	$421,312	$(261,059)	$(28,292,170)	$(2,636,138)

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities
Net loss	$(1,555,767)	$(1,011,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest, notes payable	110,304	277,608
Gain on derivative liability	140,043	228,510
Share professional fees/compensation	-	122,158
Gain on disposal of investment	15,000	-
Gain on disposal of subsidiary	69,243	-
Depreciation and amortization	17,136	6,543
Changes in operating assets and liabilities:
Inventory	-	59,609
Other receivables	(6,000)	30,000
Accounts payable and accrued expenses	484,213	376,820
Net cash used in operating activities	(725,828)	89,816

Cash flows from investing activities
Deposits on acquistions	(358,261)	(720,000)
Net cash provided by investing activities	(358,261)	(720,000)

Cash flows from financing activities
Payments to loans payable	(64,328)	-
Payments to loans payable, related parties	(55,800)	(94,847)
Payments to convertible note payable	-	(138,800)
Proceeds from warrant exercise	-	30,000
Proceeds from loans payable	4,415	-
Proceeds from loans payable, related parties	74,600	-
Proceeds from notes payable	1,186,500	-
Proceeds from convertible notes payable	-	760,000
Proceeds from issuance of common stock	-	10,000
Net cash provided by financing activities	1,145,387	566,353

Net increase (decrease) in cash	61,298	(63,831)
Cash at beginning of period	6,938	64,419
Cash at end of period	$68,236	$588

Supplemental Cash Flow Information:
Cash paid for interest	$553	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing information:
Conversion of debt for common stock	$20,000	$242,228

See accompanying notes to unaudited consolidated financial statements.

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE NMONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2024, the Company has an accumulated deficit of $28,292,170. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of September 30, 2024 and December 31, 2023, there’s no allowance for doubtful accounts and bad debts.

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

Revenue is deferred when the Company receives payment under a contract with a customer prior to satisfying its performance obligation. As the majority of orders are processed and shipped immediately upon receipt of payment, it is rare that revenue is deferred. There was no deferred revenue as of September 30, 2024 and December 31, 2023.

Significant payment terms – The Company’s contracts with its customers state the final terms of the sale, including the description, quantity, and price of each product purchased. Payments are typically due prior to delivery. Since the customer agrees to a stated rate and price in the contract that do not vary over the contract, the Company’s contracts do not contain variable consideration. Economic factors - The Company’s revenues and accounts receivable are derived primarily from the United States with no particular concentration in any industry. Sales revenue is impacted by overall economic conditions, as there are fewer sales when the Company’s customers are impacted by negative economic conditions. Returns, refunds, and warranties – The Company has a 30-day return policy on all products. As the amount of returned product is minimal, management believes that returns on any goods sold subsequent to September 30, 2024, and 2023, were not material.

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

As of September 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$166,861	$166,861

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At September 30, 2024 and December 31, 2023, amounts due related parties were $192,710 and $70,099, respectively. These advances are non-interest bearing and payable upon demand.

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Convertible notes face value	$1,537,500	$1,852,800
Less: Discounts	(2,463)	(6,766)
Less: Debt issuance cost	-	-
Net convertible notes	$1,535,037	$1,845,734

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

The Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	September 30, 2024	December 31, 2023

Exercise price	$0	$0.0133
Expected volatility	0%	460%
Risk-free interest rate	0%	4.64%
Expected term (in years)	0	1.0
Expected dividend rate	0%	0%

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

By the Reformation Agreement, share-for-share structure of the Exchange Agreement was reformed to become a share-for-asset structure (the Reformation). Effecting the Reformation produced the following actions (the Reformation Actions):

(a) First, the issuances of the Company Exchange Shares to the EMGE Preferred Shareholders were rescinded.

(b) Next, the assignments of the EMGE Equity Interests by the EMGE Preferred Shareholders to the Company were rescinded.

(c) The Company, then, re-issued the Exchange Shares to EMGE, in consideration of the following assets of EMGE (the “Acquired Assets”):

●	All of the capital stock of Evolutionary Biologics, Inc.;
●	All of the capital stock of Apollo Biowellness, Inc.;
●	All of the capital stock of Nanosthetic, Inc.; and
●	All of the capital stock of Nanogistics, Inc.

In addition, the Reformation Actions resulted in the Company’s no longer being the controlling shareholder of EMGE.

NOTE 9 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2024, the Company issued the following shares of common stock:

●	The Company issued a total of 9,555,462 shares of common stock to convert a convertible note and accrued interest of $306,985.

●	The Company issued a total of 4,222,222 shares of common stock to convert a convertible note of $20,000.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as described below.

Assumption of Debt

Further to the Reformation Agreement, subsequent to September 30, 2024, the Company completed the assumption of obligations of EMGE associated with the Acquired Assets in the principal amount of $335,000 plus approximately $83,000 in accrued interest, or $417,965, in the aggregate. These amounts owed by the Company as a result of such assumption are due to companies that are affiliates of James W. Zimbler, one of the Company’s directors, in November 2025.

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

New Business Plan.

The business plan and operations of EMGE now represent the entirety of our company’s business operations. The discussion below concerning the nine months ended September 30, 2024, include the operating results of the acquired EMGE assets from March 14, 2024, through September 30, 2024. The discussion below concerning our company’s results of operations for the nine months ended September 30, 2023, relate only to our company prior to the consummation of the Exchange Agreement, as amended and reformed. None of the information in the discussion below should be considered to be an indication of our company’s operating results for the year ending December 31, 2024, and beyond.

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

Results of Operation for Nine Months Ended September 30, 2024 and 2023

Revenues. We reported $1,349,905 (unaudited) and $16,468 (unaudited) in sales for the nine months ended September 30, 2024 (“Interim 2024”) and 2023 (“Interim 2023”), respectively. All of our revenues for Interim 2024 were attributable to the business operations of EMGE for the period from the acquisition date, March 14, 2024. All revenues reported for Interim 2023 were attributable to the Subsidiary.

Gross Profit. For Interim 2024, our cost of revenue was $477,079 (unaudited), compared to cost of revenue of $13,257 (unaudited) for Interim 2023, resulting in a gross profit of $872,826 (unaudited) for Interim 2024 and a gross profit of $3,211 (unaudited) for Interim 2023.

All cost of revenue and gross profit for Interim 2024 were attributable to the business operations of EMGE for the period from the acquisition date, March 14, 2024. All cost of revenue and gross profit reported for Interim 2023 were attributable to the Subsidiary.

Operating Expenses. Our operating expenses were $2,219,787 (unaudited) and $195,627 (unaudited) for Interim 2024 and Interim 2023, respectively. Our operating expenses for the remainder of 2024 can be expected to increase as the effects of the acquisition of EMGE impact our operating results. No prediction as to the level of operating expenses for all of 2024 can be made in this regard, however.

Other Income/Expense. We had other expense of $208,805 (unaudited) for Interim 2024, compared to $819,016 (unaudited) in other expense for Interim 2023.

Net Income/Loss. For Interim 2024, we had a net loss of $1,555,767 (unaudited), compared to a net loss of $1,011,432 (unaudited) for Interim 2023.

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

As of September 30, 2024, we had total current assets of $1,044,236 (unaudited), consisting of $68,236 (unaudited) in cash, $6,000 loan receivable and $970,000 (unaudited) in advances to former acquisition partner-company. Our total current liabilities as of September 30, 2024, were $4,557,634 (unaudited). Our working capital deficit was $3,513,398 (unaudited) as of September 30, 2024, compared to our working capital deficit of $2,150,975 (unaudited) as of December 31, 2023.

Going Concern

As of September 30, 2024, we have an accumulated deficit of $28,292,170 (unaudited). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we did not issue any unregistered securities not previously reported.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Promissory Note dated March 4, 2024, $280,000 principal amount, issued by the Company in favor of AJB Capital Investments, LLC
4.2	Promissory Note dated March 29, 2024, $280,000 principal amount, issued by the Company in favor of AJB Capital Investments, LLC
4.3	Pre-Funded Common Stock Purchase Warrant dated March 4, 2024, issued by the Company to AJB Capital Investments, LLC
4.4	Pre-Funded Common Stock Purchase Warrant dated March 29, 2024, issued by the Company to Ray Vollintine
10.1	Securities Purchase Agreement dated as of March 4, 2024, between the Company and AJB Capital Investments, LLC
10.2	Security Agreement dated as of March 4, 2024, between the Company AJB Capital Investments, LLC
10.3	Securities Purchase Agreement dated as of March 29, 2024, between the Company and Ray Vollintine
10.4	Make-Whole Letter dated March 29, 2024, between the Company and Ray Vollintine
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc.

Date:	November 25, 2024

By:	/s/ Jim Morrison
Jim Morrison
Title:	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

