Form 10-K
period 2024-12-31
Resonate Blends, Inc.
filed 2025-06-10
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 195,248,774 common shares as of June 10, 2025.

Documents Incorporated by Reference

Current Report on Form 8-K filed August 12, 2024.

Current Report on Form 8-K filed March 14, 2025.

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

Item 1. Business

Recent Acquisition, Change in Control and Change in Business Plan

Change in Control.

Effective as of March 5, 2025, the following has resigned as President /CEO of the Registrant, but shall remain as a member of the Board of Directors. Name Position James Morrison Director The Officer resigning has stated in his resignation letter that his resignation as President/CEO does not in any way imply or infer that there is any dispute or disagreement relating to the Company’s operations, policies or practices. Mr. Morrison will remain as member of the Board of Directors.

Effective as of March 5, 2025, the following individual(s) appointed by the Board of Directors to the positions indicated of the Registrant: Name Age Position James W. Zimbler 59 President/CEO and Director Mr. Zimbler has served as the Registrant’s Director and Vice President of Corporate Finance since March 2024. Since July 1, 2020; he served as a Director of Emergent Health Corp. (“EMGE”) from November 2017 to November 2021. December 2017 until June 2019, he served as President and a director of the predecessor iteration of a public company that is now Enzolytics, Inc., a drug development company. Since October 2024, he is the managing partner of LB Equity Advisors, Inc., a consulting company. In December 2016 he founded Emerging Growth Advisors, Inc., a consulting firm providing advisory services related to mergers and acquisitions for corporations including the Company. Prior to founding LB Equity Advisors, Inc., and Eocine Management Advisors, Inc., Mr. Zimbler served in a managerial role at other consulting firms, each specializing in mergers and acquisitions, roll ups and turn-around work

Overview

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

Additional information about our new business plan and historical operations of the Company can be found at the following Current Reports:

Current Report on Form 8-K filed August 12, 2024.

Current Report on Form 8-K filed March 14, 2025.

Item 1A. Risk Factors

The report of our independent auditors indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to raise capital to fund our business. In its opinion on our financial statements for the year ended December 31, 2024, our independent auditors raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to raise capital on attractive terms. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 1B. Unresolved Staff comments

None.

Item 1C. Cybersecurity

We believe that information security is a critical component of our business strategy. Therefore, we maintain and continuously assess and strengthen our cyber security program. We do not maintain a database of information other than for our products

Management is responsible for the day-to-day administration of the Company’s risk exposures and has adopted a risk management framework including identification, analysis and response to risks affecting our business.

We have not engaged any third-party services to conduct evaluations of our security controls, which can include penetration testing, independent audits, or consulting on best practices to address new challenges. These evaluations include testing both the design and effectiveness of security controls.

We rely on third-party service providers for a variety of services to run our sales and payment processing. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers. A cyber-attack at a third-party service provider could have a significant impact on our business, and we continuously monitor the risks associated with our service providers.

We believe that currently we have not encountered a cybersecurity event that has had a material impact on our business.

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

	Closing Price
Quarter Ended	High	Low
March 31, 2024	.0510	.0111
June 30, 2024	.0395	.0246
September 30, 2024	.0071	.0071
December 31, 2024	.0070	.0035

	Closing Price
Quarter Ended	High	Low
March 31, 2023	.0695	.0181
June 30, 2023	.0960	.0161
September 30, 2023	.0930	.054
December 31, 2023	.0870	.0111

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

Holders of Our Common Stock

As of May 30, 2025, we had 195,248,774 shares of our common stock issued and outstanding, held by approximately 706 shareholders of record at our transfer agent, with approximately 47 additional shareholders holding our shares in street name.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2024, we did not issue any unregistered securities not previously reported.

uring the year ended December 31, 2024, the Company issued the following shares of common stock:

●	The Company issued a total of 9,555,462 shares of common stock as to convert a convertible note and accrued interest of $306,985.

●	The Company issued a total of 4,222,222 shares of common stock as to convert a convertible note of $20,000.

●	The Company issued a total of 5,000,000 shares of common stock as to convert a convertible note of $9,500.

●	The Company issued a total of 5,000,000 shares of common stock as to convert a convertible note of $4,500.

Subsequent to December 31, 2024, we have issued unregistered securities not previously reported, as follows:

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

Results of Operations for the Years Ended December 31, 2024 and 2023

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

Operating Expenses. Our operating expenses were $2,219,787 (unaudited) and $195,627 (unaudited) for Interim 2024 and Interim 2023, respectively. Our operating expenses for the remainder of 2024 can be expected to increase as the effects of the acquisition of EMGE impact on our operating results. No prediction as to the level of operating expenses for all of 2024 can be made in this regard, however.

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

As of December 31, 2024, we had total current assets of $1,044,236 (unaudited), consisting of $68,236 (unaudited) in cash, $6,000 loan receivable and $970,000 (unaudited) in advances to former acquisition partner-company. Our total current liabilities as of December 31, 2024, were $4,557,634 (unaudited). Our working capital deficit was $3,513,398 (unaudited) as of December 31, 2024, compared to our working capital deficit of $2,150,975 (unaudited) as of December 31, 2023.

Going Concern

As of December 31, 2024, we have an accumulated deficit of $28,292,170 (unaudited). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet arrangements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, December 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date of this Annual Report.

Name	Age	Positions
James Zimbler	65	President, Principal Accounting Officer, Secretary and Director
Jay Lucas		Director
Robert Carpenter		Director
Lance Liberti	52	Director
Jim Morrison	65	Director

Set forth below is a brief description of the background and business experience of our executive officer and director:

James W. Zimbler – Director

Mr. Zimbler has served as the Registrant’s Director and Vice President of Corporate Finance since March 2024. Since July 1, 2020; he served as a Director of Emergent Health Corp. (“EMGE”) from November 2017 to November 2021. December 2017 until June 2019, he served as President and a director of the predecessor iteration of a public company that is now Enzolytics, Inc., a drug development company. Since October 2024, he is the managing partner of LB Equity Advisors, Inc., a consulting company. In December 2016 he founded Emerging Growth Advisors, Inc., a consulting firm providing advisory services related to mergers and acquisitions for corporations including the Company. Prior to founding LB Equity Advisors, Inc., and Eocine Management Advisors, Inc., Mr. Zimbler served in a managerial role at other consulting firms, each specializing in mergers and acquisitions, roll ups and turn-around work.

Jay Lucas

Jay Lucas serves as Chairman and Managing Partner of The Lucas Group, a strategy consulting firm that he founded in 1991, focused on the specialized needs of private equity investors and their portfolio companies. Previously, Jay served as Vice President and Partner of Bain & Company. Over the past twenty years has helped numerous executives, investors and management teams set their strategic direction and grow their businesses. In addition, Jay is the founder and currently serves as Managing Partner of LB Equity, a fund that invests in small growing brands in the beauty sector - skincare, haircare and cosmetics - then applies expertise to help them grow and create value. LB Equity currently has investments in nine portfolio brands sourced from around the world and marketed in major retail channels throughout the United States.

In addition to his business activities, Jay has been actively involved in politics and government. From 1974 to 1978, he was elected and served two terms as a member of the New Hampshire House of Representatives where he was a member of the House Judiciary Committee. In 1998, Jay ran for Governor, winning the Republican primary and then serving as his party’s nominee in the general election which he subsequently lost to the then incumbent Governor.

Robert Carpenter

Bobby Carpenter, MBA; Consultant, Adjunct Professor, Media Personality, Carpenter played linebacker for the Ohio State Buckeyes from 2002-2005 and was a National Champion, Two-time Big Ten Champion and selected to the 3rd Team AP All-America Team. In 2005 Carpenter starred with his teammates Anthony Schlegel and A.J. Hawk to form what many have considered the greatest linebacker trio in college football history. Upon his graduation in 2006 with a degree in Economics, Bobby was selected 18th in the NFL draft by the Dallas Cowboys. During his career Bobby completed intensive Business Programs at both Kellogg School of Management and the Warton School of Business.

After 4 seasons with the Cowboys and 3 more spread across the Dolphins, Lions, and Patriots, he retired from the NFL and began his pursuit of an MBA. After being accepted to Wharton and other distinguished programs, Bobby elected to stay in Columbus and attend the nationally recognized Fisher College of Business. Bobby graduated with his MBA in 2015 with a specialization in Finance and Real Estate. Bobby has always been involved in the business community in Central Ohio. He is an active real estate investor with holdings throughout the region as well as several operating companies that vary from hospitality to the service industry to Oil & Gas.

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

Jim Morrison –and Director

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

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Jim Morrison (1)	2024	-	-	-	-	-	-
(President and Secretary)	2023	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2024.

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

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Victor Mokuolu, CPA PLLC

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2024	$21,000	$-	$-	$-
2023	$21,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(1)
2.2	Membership Interest Purchase Agreement(2)
2.3	Membership Interest Purchase Agreement(2)
2.4	Agreement of Conveyance(2)
2.5	Letter of Intent(11)
2.6	Share Exchange Agreement, dated February 20, 2024 (incorporated by reference to Current Report on Form 8-K filed on February 26, 2024)(17)
2.7	Amendment to Share Exchange Agreement, dated March 4, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 7, 2024)(18)
2.8	Amendment to Share Exchange Agreement, dated March 18, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 20, 2024)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change(3)
3.3	Certificate of Amendment(4)
3.4	Amendment to Certificate of Designation for Series C Preferred Stock(5)
3.5	Certificate of Designation for Series E Preferred Stock(7)
3.6	Certificate of Amendment(8)
3.7	Bylaws, as amended(3)
4.1	Secured Convertible Promissory Note(6)
4.2	8% Unsecured Convertible Promissory Note(10)
4.3	Warrant(10)
4.4	Warrant(10)
4.5	Convertible Promissory Note(12)
4.6	Convertible Promissory Note(12)
4.7	Common Stock Purchase Warrant(12)
4.8	Common Stock Purchase Warrant(12)
4.9	Convertible Promissory Note(13)
4.10	Convertible Promissory Note(13)
4.11	Common Stock Purchase Warrant(13)
4.12	Common Stock Purchase Warrant(13)
4.13	Convertible Promissory Note(14)
4.14	Common Stock Purchase Warrant(14)
4.15	Convertible Promissory Note(15)
4.16	Promissory Note(16)
4.17	Common Stock Purchase Warrant(16)
10.1	Separation Agreement and Release(1)
10.2	Voting Agreement(1)
10.3	Employment Agreement(2)
10.4	Employment Agreement(2)
10.5	Securities Purchase Agreement(6)
10.6	Addendum to Securities Purchase Agreement(9)
10.7	Securities Purchase Agreement(12)
10.7	Securities Purchase Agreement(12)
10.8	Securities Purchase Agreement(16)
10.9	Conveyance Agreement, dated March 14, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 20, 2024)
10.10	Securities Purchase Agreement, dated March 14, 2024 (incorporated by reference to Current Report on Form 8-K filed on March 20, 2024)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1]	Incorporated by reference to the Current Report on Form 8-K filed on July 20, 2020.
[2]	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2019.
[3]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 6, 2014.
[4]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 23, 2020.
[5]	Incorporated by reference to the Current Report on Form 8-K filed on May 21, 2019.
[6]	Incorporated by reference to the Current Report on Form 8-K filed on July 23, 2020.
[7]	Incorporated by reference to the Current Report on Form 8-K filed on August 10, 2020.
[8]	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2020.
[9]	Incorporated by reference to the Current Report on Form 8-K filed on September 21, 2020.
[10]	Incorporated by reference to the Current Report on Form 8-K filed on March 18, 2021.
[11]	Incorporated by reference to the Current Report on Form 8-K filed on September 13, 2021.
[12]	Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2022.
[13]	Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2022.
[14]	Incorporated by reference to the Current Report on Form 8-K filed on March 8, 2022.
[15]	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2022.
[16]	Incorporated by reference to the Current Report on Form 8-K filed on September 20, 2022.
[17]	Incorporated by reference to the Current Report on Form 8-K filed on February 26, 2024.
[18]	Incorporated by reference to the Current Report on Form 8-K filed on March 7, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESONATE BLENDS, INC.

By:	/s/ James W. Zimbler
James W. Zimbler
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Zimbler
James W. Zimbler
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

June 6, 2025

By:	/s/ Jay Lucas
Jay Lucas
Director

June 6, 2025

By:	/s/ Bobby Carpenter
Bobby Carpenter
Director

June 6, 2025

By:	/s/ Lance Liberti
Lance Liberti
Director

June 6, 2025

By:	/s/ Jim Morrison
Jim Morrison
Director

June 6, 2025

Our consolidated financial statements included in this Form 10-K are as follows:

F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 6771)

F-2	Consolidated Balance Sheets as of December 31, 2024 (unaudited)

F-3	Consolidated Statements of Operations for the Year Ended December 31, 2024 (unaudited) and 2023 (unaudited)

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2024 and 2023 (unaudited)

F-5	Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and 2023 (unaudited)

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

Houston, Texas

June 6, 2025 PCAOB ID: 6771

RESONATE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$8,048	$6,938
Accounts receivable, net	49,731	-
Advances to Pegasus Specialty Vehicles, LLC	970,000	970,000
Loan receivable	6,000	-
Total current assets	$1,033,779	$976,938

Fixed assets:
Fixed assets, net	$15,303	$15,303
Total fixed assets	$15,303	15,303
Other assets:
Investments	$805,379	$100
Total other assets	$805,379	$100

Total assets	$1,854,461	$992,341

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,196,528	$445,219
Loans payable, related parties	780,032	70,099
Notes payable, net of discount	481,000	-
Notes payable, related parties	845,443	600,000
Convertible notes payable	1,751,037	1,845,734
Derivative liability	-	166,861
Total current liabilities	$5,054,040	3,127,913

Shareholders’ Deficit:
Series B Preferred Stock, $ 0.0001 par value; 66,667 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023, respectively.	-	-
Series C Preferred Stock, $ 0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2024 and 2023, respectively.	200	200
Series D Preferred Stock, $ 0.0001 par value; 40,000 shares authorized; 40,000 shares issued and outstanding at December 31, 2024 and 2023, respectively.	-	-
Common stock, $ 0.0001 par value; 200,000,000 shares authorized; 110,401,280 and 86,623,596 shares issued and outstanding at December 31, 2024 and 2023, respectively.	11,040	8,662
Additional paid-in capital	25,498,539	24,853,028
Common stock issuable	421,312	-
Stock subscription receivable	(261,059)	(261,059)
Accumulated deficit	(28,869,611)	(26,736,403)

Total shareholders’ deficit	$(3,199,579)	(2,135,572)

Total liabilities and shareholders’ deficit	$1,854,461	$992,341

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Sales	$1,896,215	$16,468

Cost of Goods Sold	660,024	114,140

Gross Profit (Loss)	1,236,191	(97,672)

Operating expenses:
General and administrative	1,201,260	187,675
Sales commissions	683,491
Consulting	917,796	28,750
Legal and professional	69,395	85,126
Research and development	61,875	-
Total operating expenses	2,933,817	301,551

Loss from operations	(1,697,626)	(399,223)

Other income (expense):
Interest expense	(340,452)	(636,616)
Commission income	3,371	-
Gain on disposal of Resonate Blends	15,000	-
Gain (loss) on investment	69,243	(120,000)
Gain (loss) on change in derivative liability	(140,043)	(94,374)
Amortization of issuance costs	(10,246)	(160,733)
Gain (loss) on conversion of debt	(32,455)	-
Gain (loss) on settlement of notes payable	-	(5,033)
Total other income (expense)	(435,582)	(1,016,756)

Net loss	$(2,133,208)	$(1,415,979)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	98,093,448	80,013,557

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Condensed Statement of Stockholder’s Equity (Deficit)

For the Period from December 31, 2022 to December 31, 2024

(Unaudited)

	Preferred Stock Series A Shares	Preferred Stock Series A Amount	Preferred Stock Series C Shares	Preferred Stock Series C Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Issuable	Subscription Receivable	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2022	-	$-	2,000,000	$200	75,437,604	$7,544	$24,427,009	$-	$(261,059)	$(25,320,424)	$(1,146,730)

Reclassification of convertible debt	-	-	-	-	-	-	(247,142)	-	-	-	(247,142)
Exercise of warrants	-	-	-	-	1,273,273	127	29,873	-	-	-	30,000
Stock issuance for services	-	-	-	-	250,000	25	2,278	-	-	-	2,303
Issuance of common stock for commitment fees	-	-	-	-	6,243,000	624	381,453	-	-	-	382,077
Recognition of stock issued for services	-	-	-	-	-	-	7,671	-	-	-	7,671
Issuance of common stock in private placement	-	-	-	-	137,500	14	9,986	-	-	-	10,000
Conversion of convertible debt	-	-	-	-	3,282,219	328	241,900	-	-	-	242,228
Net loss, December 31, 2023						-				(1,415,979)	(1,415,979)

Balance, December 31, 2023	-	$-	2,000,000	$200	86,623,596	$8,662	$24,853,028	$-	$(261,059)	$(26,736,403)	$(2,135,572)

Stock issuance for services	-	-	-	-	9,555,462	956	306,029	-	-	-	306,985
Conversion of convertible debt	-	-	-	-	14,222,222	1,422	32,578	421,312	-	-	455,312
Settlement of derivative liabilities	-	-	-	-	-	-	306,904	-	-	-	306,904
Net loss, December 31,2024										(2,133,208)	(2,133,208)

Balance, December 31, 2024	-	$-	2,000,000	$200	110,401,280	$11,040	$25,498,539	$421,312	$(261,059)	$(28,869,611)	$(3,199,579)

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities
Net loss	$(2,133,208)	$(1,415,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest, notes payable	117,415	160,733
Gain on derivative liability	140,043	94,374
Loss on settlement of notes payable	-	5,033
Share professional fees/compensation	-	392,051
Loss (Gain) on disposal of investment	15,000	120,000
Gain on disposal of subsidiary	69,243	-
Depreciation and amortization	17,136	8,807
Changes in operating assets and liabilities:
Inventory	-	160,492
Other receivables	(6,000)	30,000
Accounts payable and accrued expenses	751,309	455,655
Net cash used in operating activities	(1,029,062)	11,166

Cash flows from investing activities
Deposits on acquistions	(358,261)	(805,000)
Net cash provided by investing activities	(358,261)	(805,000)

Cash flows from financing activities
Payments to loans payable, related parties	(137,640)	(94,847)
Payments to convertible note payable	-	(138,800)
Proceeds from warrant exercise	-	30,000
Proceeds from loans payable, related parties	148,573	-
Proceeds from notes payable	1,377,500	-
Proceeds from convertible notes payable	-	930,000
Proceeds from issuance of common stock	-	10,000
Net cash provided by financing activities	1,388,433	736,353

Net increase (decrease) in cash	1,110	(57,481)
Cash at beginning of period	6,938	64,419
Cash at end of period	$8,048	$6,938

Supplemental Cash Flow Information:
Cash paid for interest	$826	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing information:
Conversion of debt for common stock	$34,000	$242,228

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

Effective March 14, 2024, Geoffrey Selzer, the Company’s former Chief Executive Officer and Director, and Jim Morrison, the Company’s past President and Director, entered into a Securities Purchase Agreement, pursuant to which Mr. Selzer sold all 2,000,000 outstanding shares of the Company’s Series C Preferred Stock to Mr. Morrison for $10.00 in cash. Mr. Morrison now possesses voting control of the Company.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2024, the Company has an accumulated deficit of $28,869,611. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of December 31, 2024, and 2023, there’s no allowance for doubtful accounts and bad debts.

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

Revenue is deferred when the Company receives payment under a contract with a customer prior to satisfying its performance obligation. As the majority of orders are processed and shipped immediately upon receipt of payment, it is rare that revenue is deferred. There was no deferred revenue as of December 31, 2024 and 2023.

Significant payment terms – The Company’s contracts with its customers state the final terms of the sale, including the description, quantity, and price of each product purchased. Payments are typically due prior to delivery. Since the customer agrees to a stated rate and price in the contract that do not vary over the contract, the Company’s contracts do not contain variable consideration. Economic factors - The Company’s revenues and accounts receivable are derived primarily from the United States with no particular concentration in any industry. Sales revenue is impacted by overall economic conditions, as there are fewer sales when the Company’s customers are impacted by negative economic conditions. Returns, refunds, and warranties – The Company has a 30-day return policy on all products. As the amount of returned product is minimal, management believes that returns on any goods sold subsequent to December 31, 2024, and 2023, were not material.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2024, and 2023.

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$166,861	$166,861

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At December 31, 2024 and December 31, 2023, amounts due related parties were $221,268 and $70,099, respectively. These advances are non-interest bearing and payable upon demand.

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

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of December 31, 2024, and 2023:	December 31, 2024	December 31, 2023
Convertible notes face value	$1,753,500	$1,852,800
Less: Discounts	(2,463)	(6,766)
Less: Debt issuance cost	-	-
Net convertible notes	$1,751,037	$1,845,734

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

During the year ended December 31, 2023, the Company issued 5 convertible promissory notes totaling $457,500, net of debt issuance costs of $37,500. At December 31, 2023, the balance of the notes were $453,125, net of unamortized discount. These notes are convertible into common stock into the next funding round expected to be priced at $.08 per share issued in a Series Preferred with a 4% coupon payable until the Preferred is converted into common stock. A 2- year cash Warrant with 50% coverage priced at $.25 is also available as part of this conversion. A total of 6,243,000 commitment shares and 250,000 warrants issued. This Note has a personal guarantee for the full principal amount to Resonate Blends, Inc. by Darshan Vyas, Principal of Pegasus. Resonate Blends, Inc. in return will guarantee the Lender.

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

The Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	December 31, 2024	December 31, 2023
Exercise price	$-	$0.0133
Expected volatility	-%	460%
Risk-free interest rate	-%	4.64%
Expected term (in years)	-	1.0
Expected dividend rate	-%	0%

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

At December 31, 2024, Pegasus owed the Company $970,000 of funds raised by the Company and advanced to Pegasus.

NOTE 8 – SHARE EXCHANGE AGREEMENT

On February 26, 2024, the Company entered into a Share Exchange Agreement, as amended (the Exchange Agreement), with Emergent Health Corp., a Wyoming corporation (EMGE), and the holders (the EMGE Preferred Shareholders) of Series Class A Preferred Stock and the Series C Convertible Non-Voting Preferred Stock (the EMGE Equity Interests). On March 14, 2024, the parties closed the Exchange Agreement. At the closing of the Exchange Agreement: (a) the EMGE Preferred Shareholders exchanged all of their respective EMGE Equity Interests for an equal number of shares of the Company’s to-be-designated Series F Convertible Preferred Stock (the Exchange Shares) that shall convert into 93% of the common stock of the Company on a fully-diluted basis (the “Series F Preferred Stock”), which shares of Series F Preferred Stock are currently issuable to the EMGE Preferred Shareholders and are to be issued upon the Company’s filing of a Certificate of Designation with the State of Nevada; (b) the Company consummated the Conveyance Agreement; and (c) all persons serving as directors and officers of the Company prior to the consummation of the Exchange Agreement resigned and appointed four new members of the Company’s Board of Directors.

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

By the Reformation Agreement, share-for-share structure of the Exchange Agreement was reformed to become a share-for-asset structure (the Reformation). Effecting the Reformation produced the following actions (the Reformation Actions):

(a)	First, the issuances of the Company Exchange Shares to the EMGE Preferred Shareholders were rescinded.

(b)	Next, the assignments of the EMGE Equity Interests by the EMGE Preferred Shareholders to the Company were rescinded.

(c)	The Company, then, re-issued the Exchange Shares to EMGE, in consideration of the following assets of EMGE (the “Acquired Assets”):

●	All of the capital stock of Evolutionary Biologics, Inc.;
●	All of the capital stock of Apollo Biowellness, Inc.;
●	All of the capital stock of Nanosthetic, Inc.; and
●	All of the capital stock of Nanogistics, Inc.

In addition, the Reformation Actions resulted in the Company’s no longer being the controlling shareholder of EMGE.

NOTE 9 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2024, the Company issued the following shares of common stock:

●	The Company issued a total of 9,555,462 shares of common stock as to convert a convertible note and accrued interest of $306,985.

●	The Company issued a total of 4,222,222 shares of common stock as to convert a convertible note of $20,000.

●	The Company issued a total of 5,000,000 shares of common stock as to convert a convertible note of $9,500.

●	The Company issued a total of 5,000,000 shares of common stock as to convert a convertible note of $4,500.

NOTE 10 – SUBSEQUENT EVENTS

On March 5, 2025, Jim Morrison resigned as President/CEO of the Company but shall remain a director of the Company. As of March 5, 2025, James W. Zimbler was appointed by the Board of Directors as President/CEO of the Company. Mr. Zimbler has served on the Board of Directors and Vice President of Finance since March 2024.

●	On January 8, 2025, The Company issued a total of 5,500,000 shares of common stock as to convert a convertible note of $6,600.

●	On January 15, 2025, The Company issued a total of 5,775,000 shares of common stock as to convert a convertible note of $6,930.

●	On January 17, 2025, The Company issued a total of 5,775,000 shares of common stock as to convert a convertible note of $6,930.

●	On January 22, 2025, The Company issued a total of 5,775,000 shares of common stock as to convert a convertible note of $6,930.

●	On February 3, 2025, The Company issued a total of 6,600,000 shares of common stock as to convert a convertible note of $7,260.

●	On February 20, 2025, The Company issued a total of 6,971,917 shares of common stock as to convert a convertible note of $5,578.

●	On February 20, 2025, The Company issued a total of 6,971,917 shares of common stock as to convert a convertible note of $5,578.

●	On February 25, 2025, The Company issued a total of 7,313,797 shares of common stock as to convert a convertible note and accrued interest of $5,851.

●	On March 3, 2025, The Company issued a total of 8,031,746 shares of common stock as to convert a convertible note and accrued interest of $4,819.

●	On March 7, 2025, The Company issued a total of 8,428,571 shares of common stock as to convert a convertible note and accrued interest of $5,057.

●	On March 18, 2025, The Company issued a total of 8,852,273 shares of common stock as to convert a convertible note and accrued interest of $3,541.

●	On March 19, 2025, The Company issued a total of 8,852,273 shares of common stock as to convert a convertible note and accrued interest of $3,541

