Form 10-Q
period 2025-03-31
Resonate Blends, Inc.
filed 2025-06-16
CIK 897078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended March 31, 2025

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to_________

Commission File Number: 000-21202

Resonate Blends, Inc.

(Exact name of registrant as specified in its charter)

Nevada	58-1588291
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,248,774 shares of common stock as of June 16, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (unaudited)
F-2	Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024 (unaudited)
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2025 and 2024 (unaudited)
F-4	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (unaudited)
F-5	Notes to Consolidated Unaudited Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

3

RESONATE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS

Current assets:
Cash and cash equivalents	$18,117	$8,048
Accounts receivable, net	20,067	49,731
Advances to Pegasus Specialty Vehicles, LLC	970,000	970,000
Loan receivable	178,604	6,000
Total current assets	$1,186,788	$1,033,779

Fixed assets:
Fixed assets, net	$15,303	$15,303
Total fixed assets	$15,303	15,303
Other assets:
Investments	$-	$805,379
Total other assets	$-	$805,379

Total assets	$1,202,091	$1,854,461

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,260,837	$1,196,528
Loans payable, related parties	523,868	780,032
Notes payable, net of discount	831,000	481,000
Notes payable, related parties	845,443	845,443
Convertible notes payable	1,957,037	2,003,037
Total current liabilities	$5,418,185	5,306,040

Shareholders' Deficit:
Series B Preferred Stock, $ 0.0001 par value; 66,667 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	-	-
Series C Preferred Stock, $ 0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	200	200
Series D Preferred Stock, $ 0.0001 par value; 40,000 shares authorized; 40,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, $ 0.0001 par value; 200,000,000 shares authorized; 195,248,774 and 110,401,280 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	19,526	11,040
Additional paid-in capital	25,558,668	25,498,539
Common stock issuable	-	421,312
Stock subscription receivable	(261,059)	(261,059)
Accumulated deficit	(29,533,429)	(29,121,611)

Total shareholders' deficit	$(4,216,094)	(3,451,579)

Total liabilities and shareholders' deficit	$1,202,091	$1,854,461

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Sales	$430,768	$95,050

Cost of Goods Sold	140,725	31,204

Gross Profit (Loss)	290,043	63,846

Operating expenses:
General and administrative	181,910	360,434
Sales commissions	188,602	-
Consulting	247,273	-
Legal and professional	2,500	107,740
Officers compensation	-	12,500
Total operating expenses	620,285	480,674

Loss from operations	(330,242)	(416,828)

Other income (expense):
Interest expense	(81,791)	(165,514)
Commission income	215	-
Other income	-	15,000
Gain on disposal of Resonate Blends	-	69,243
Loss on acquisition of Emergent Health Corp on investment	-	(3,007,627)
Loss on change in derivative liability	-	(140,043)
Amortization of issuance costs	-	(10,246)
Loss on conversion of debt	-	(32,455)
Total other income (expense)	(81,576)	(3,271,642)

Net loss	$(411,818)	$(3,688,470)

Net loss per share - basic and diluted	$(0.00)	$(0.04)

Weighted average shares outstanding - basic	150,022,612	89,986,758

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Condensed Statement of Stockholder's Equity (Deficit)
For the Period from December 31, 2022 to March 31, 2025

(Unaudited)

	Preferred Stock Series A Shares	Preferred Stock Series A Amount	Preferred Stock Series C Shares	Preferred Stock Series C Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Issuable	Subscription Receivable	Earnings (Deficit) Accumulated	Total

Balance, December 31, 2023	-	$-	2,000,000	$200	86,623,596	$8,662	$24,853,028	$-	$(261,059)	$(26,736,403)	$(2,135,572)

Stock issuance for services	-	-	-	-	9,555,462	956	306,029	-	-	-	306,985
Conversion of convertible debt	-	-	-	-	14,222,222	1,422	32,578	421,312	-	-	455,312
Settlement of derivative liabilities	-	-	-	-	-	-	306,904	-	-	-	306,904
Net loss, December 31,2024										(2,385,208)	(2,385,208)

Balance, December 31, 2024	-	$-	2,000,000	$200	110,401,280	$11,040	$25,498,539	$421,312	$(261,059)	$(29,121,611)	$(3,451,579)

Conversion of convertible debt	-	-	-	-	84,847,494	8,485	60,129	(421,312)	-	-	(352,698)
Net loss, March 31,2025										(411,818)	(411,818)

Balance, March 31, 2025	-	$-	2,000,000	$200	195,248,774	$19,526	$25,558,668	$-	$(261,059)	$(29,533,429)	$(4,216,094)

See accompanying notes to consolidated financial statements.

RESONATE BLENDS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities
Net loss	$(411,818)	$(3,688,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest, notes payable	81,791	10,246
Gain on derivative liability	-	140,043
Loss on conversion of convertible debt	-	32,455
Share professional fees/compensation	-	306,986
Loss on acquisition of Emergent Health Corp	-	2,806,682
Gain on disposal of subsidiary	-	(69,243)
Depreciation and amortization	-	1,890
Changes in operating assets and liabilities:
Accounts receivables	29,664
Other receivables	-	279,672
Accounts payable and accrued expenses	64,309	(19,505)
Net cash used in operating activities	(236,055)	(199,244)

Cash flows from financing activities
Payments to loans payable, related parties	(144,007)	-
Proceeds from issuance of secured promissory notes	-	239,500
Proceeds from loans payable, related parties	40,130	-
Proceeds from notes payable	350,000	-
Net cash provided by financing activities	246,124	239,500

Net increase (decrease) in cash	10,069	40,256
Cash at beginning of period	8,048	6,938
Cash at end of period	$18,117	$47,194

Supplemental Cash Flow Information:
Cash paid for interest	$382	$826
Cash paid for income taxes	$-	$-

Non-cash investing and financing information:
Conversion of debt for common stock	$68,614	$34,000

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

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2025, the Company has an accumulated deficit of $29,533,429. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of March 31, 2025, and December 31, 2024, there’s no allowance for doubtful accounts and bad debts.

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

KOAN sells ingestible and topical products to retail customers across the United States of America. The Company’s standard delivery method is “free on board” shipping point. Consequently, the Company considers control of products to transfer at a single point in time when control is transferred to the customer, which is generally when products are shipped in accordance with an agreement or purchase order. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product. The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgement as the contract with the customer. For each contract, the Company considers the promise to transfer products to be the identified performance obligations. The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for monetary consideration from the customer. Sales taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

Revenue is deferred when the Company receives payment under a contract with a customer prior to satisfying its performance obligation. As the majority of orders are processed and shipped immediately upon receipt of payment, it is rare that revenue is deferred. There was no deferred revenue as of March 31, 2025 and December 31, 2024.

Significant payment terms – The Company’s contracts with its customers state the final terms of the sale, including the description, quantity, and price of each product purchased. Payments are typically due prior to delivery. Since the customer agrees to a stated rate and price in the contract that do not vary over the contract, the Company’s contracts do not contain variable consideration. Economic factors - The Company’s revenues and accounts receivable are derived primarily from the United States with no particular concentration in any industry. Sales revenue is impacted by overall economic conditions, as there are fewer sales when the Company’s customers are impacted by negative economic conditions. Returns, refunds, and warranties – The Company has a 30-day return policy on all products. As the amount of returned product is minimal, management believes that returns on any goods sold subsequent to March 31, 2025 and December 31, 2024, were not material.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2024, and 2023.

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management has periodically advanced funds to the Company for operating expenses. At March 31, 2025 and 2024, amounts due related parties were $523,868 and $837,810, respectively. These advances are non-interest bearing and payable upon demand.

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

NOTE 4 - CONVERTIBLE NOTE PAYABLE

Convertible notes payable consists of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Convertible notes face value	$2,017,500	$2,063,500
Less: Discounts	(60,463)	(60,463)
Less: Debt issuance cost	-	-
Net convertible notes	$1,957,037	$2,003,037

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

On November 11, 2023, the Company issued and sold to an accredited investor a convertible promissory note the principal amount of $80,000 under a Securities Purchase Agreement of the same date. The Company received $75,000 from the Note after applying the original issue discount to the Note. The note can be converted 6 months after issuance into common stock at a variable conversion price of 73% of the market price, the market price being the average of the 3 lowest trading prices over the prior 10 days. The Note was converted into shares as of March 19, 2025.

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

The Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	March 31, 2025	December 31, 2024
Exercise price	$-	$-
Expected volatility	-%	-%
Risk-free interest rate	-%	-%
Expected term (in years)	-	-
Expected dividend rate	-%	-%

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

At March 31, 2025, Pegasus owed the Company $970,000 of funds raised by the Company and advanced to Pegasus.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2025, the Company issued the following shares of common stock:

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

Ite During the year ended December 31, 2024, the Company issued the following shares of common stock:

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

Recent Acquisition, Change in Control and Change in Business Plan

Change in Control. Effective March 14, 2024, Geoffrey Selzer, our former Chief Executive Officer and Director, and Jim Morrison, our past President and Director, entered into a Securities Purchase Agreement (the Control Agreement), pursuant to which Mr. Selzer sold all 2,000,000 outstanding shares of the Company’s Series C Preferred Stock to Mr. Morrison. Mr. Morrison now possesses voting control of the Company. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Results of Operation for Three Months Ended March 31, 2025 and 2024

Revenues. We reported $430,768 (unaudited) and $95,050 (unaudited) in sales for the year ended March 31, 2025 and 2024, respectively. All of our revenues for 2025 and 2024 were attributable to the business operations of the Subsidiary for the period from the acquisition date, March 14, 2024.

Gross Profit. For March 31, 2025, our cost of revenue was $140,725 (unaudited), compared to cost of revenue of $31,204 (unaudited) for March 14 – March 31, 2024, resulting in a gross profit of $290,043 (unaudited) for March 31, 2025 and a gross profit of $63,846 (unaudited) for March 31, 2024.

All cost of revenue and gross profit for 2025 were attributable to the Subsidiary for the period from the acquisition date, March 14, 2024.

Operating Expenses. Our operating expenses were $330,242 (unaudited) and $416,828 (unaudited) for March 31, 2025 and 2024, respectively.

Other Income/Expense. We had other expense of $81,576 (unaudited) for March 31, 2025, compared to $3,271,642 (unaudited) in other expense for March 31, 2024, which includes the acquisition of EMGE.

Net Income/Loss. For March 31, 2025, we had a net loss of $411,818 (unaudited), compare to a net loss of $3,688,470 (unaudited) for March 31, 2024, which includes the acquisition of the assets of EMGE.

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

As of December 31, 2024, we had total current assets of $1,033,779 (unaudited), consisting of $8,048 (unaudited) in cash, $49,731 in accounts receivable, $6,000 loan receivable and $970,000 (unaudited) in advances to former acquisition partner-company. Our total current liabilities as of December 31, 2024, were $4,831,830 (unaudited). Our working capital deficit was $3,798,051 (unaudited) as of December 31, 2024, compared to our working capital deficit of $2,150,975 (unaudited) as of December 31, 2023.

Going Concern

As of March 31, 2025, we have an accumulated deficit of $29,533,429 (unaudited). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2025, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

Please see “Risk Factors” in Item 2.01.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we did not issue any unregistered securities not previously reported.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resonate Blends, Inc

Date:	June 16, 2025,

By:	/s/ James W.
James W. Zimbler
Title:	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

