Form 10-K/A
period 2024-12-31
Resonate Blends, Inc.
filed 2025-07-07
CIK 897078

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
July 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Zimbler
James W. Zimbler
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

July 7, 2025

By:	/s/ Jay Lucas
Jay Lucas
Director

July 7, 2025

By:	/s/ Bobby Carpenter
Bobby Carpenter
Director

July 7, 2025

By:	/s/ Lance Liberti
Lance Liberti
Director

July 7, 2025

By:	/s/ Jim Morrison
Jim Morrison
Director

July 7, 2025

Our consolidated financial statements included in this Form 10-K are as follows:

F-1	Explanatory Note

F-2	Consolidated Balance Sheets as of December 31, 2024 (unaudited)

F-3	Consolidated Statements of Operations for the Year Ended December 31, 2024 (unaudited) and 2023 (unaudited)

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2024 and 2023 (unaudited)

F-5	Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and 2023 (unaudited)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The Company is submitting this Form 10-K without a Report of an Independent Auditor as the financial statements and footnotes were not audited for the year ended December 31, 2024.

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

